Form 10-Q
period 1996-03-31
CROSS TIMBERS OIL CO
filed 1996-05-14
CIK 868809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                 For the quarterly period ended  March 31, 1996
                                                 --------------

OR

  [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number:  1-10662
                                                 -------


                           Cross Timbers Oil Company
             (Exact name of registrant as specified in its charter)


                  Delaware                         75-2347769
        ----------------------------             --------------
      (State or other jurisdiction of           (I.R.S. Employer
       incorporation or organization)          Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas     76102
- - -------------------------------------------------   ---------
     (Address of principal executive offices)       (Zip Code)

                                (817) 870-2800
             -----------------------------------------------------
              (Registrant's telephone number, including area code)

                                      NONE
 -----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No_____
                                       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                         Outstanding as of April 30, 1996
- - ------------------------------------         --------------------------------
    Common stock, $.01 par value                        18,420,317

================================================================================

                          CROSS TIMBERS OIL COMPANY
            Form 10-Q for the Quarterly Period Ended March 31, 1996

                                     INDEX

                                                                                           Page
                                                                                           ----
PART I.  FINANCIAL INFORMATION
Item 1.       Financial Statements

              Consolidated Balance Sheets
                at March 31, 1996 and December 31, 1995...................................   3

              Consolidated Statements of Operations
                for the Three Months Ended March 31, 1996 and 1995........................   4

              Consolidated Statements of Cash Flows
                for the Three Months Ended March 31, 1996 and 1995........................   5

              Notes to Consolidated Financial Statements..................................  6-8

              Report of Independent Public Accountants....................................   9

 Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations............................. 10-13

PART II.      OTHER INFORMATION

 Item 1.      Legal Proceedings...........................................................  14

 Item 6.      Exhibits and Reports on Form 8-K............................................  14

              Signatures..................................................................  15


                       P A R T   I.    F I N A N C I A L   I N F O R M A T I O N

CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
- - --------------------------------------------------------------------------------

(in thousands)

                                                                                 March 31, 1996  December 31,
                                                                                   (Unaudited)      1995
                                                                                 -------------- -----------
ASSETS

Current Assets:
      Cash and cash equivalents...................................................  $   5,290   $   2,212
      Accounts receivable, net....................................................     28,602      27,582
      Deferred income tax benefit.................................................      1,560       1,661
      Other current assets........................................................        708       1,282
                                                                                     --------   ---------
        Total Current Assets......................................................     36,160      32,737
                                                                                     --------   ---------
 Property and Equipment, at cost - successful efforts method:
      Producing properties........................................................    498,400     493,800
      Undeveloped properties......................................................      1,939       1,939
      Gas gathering and other.....................................................     20,185      48,064
                                                                                     --------   ---------
        Total Property and Equipment..............................................    520,524     543,803
      Accumulated depreciation, depletion
       and amortization...........................................................   (185,181)   (179,329)
                                                                                     --------   ---------
        Net Property and Equipment................................................    335,343     364,474
                                                                                     --------   ---------
Investment in Equity Securities, at market value..................................     14,258           -
                                                                                     --------   ---------
Other Assets......................................................................      5,034       5,464
                                                                                     --------   ---------
TOTAL ASSETS......................................................................   $390,795   $ 402,675
                                                                                     ========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued liabilities.....................................  $ 27,320   $ 25,314
      Payable to Royalty Trust.....................................................     1,996      1,890
      Accrued stock incentive compensation.........................................     3,135      3,881
                                                                                     --------   --------
        Total Current Liabilities..................................................    32,451     31,085
                                                                                     --------   --------
Long-term Debt (Note 2)............................................................   221,750    238,475
                                                                                     --------   --------
Deferred Income Tax................................................................     3,542      2,382
                                                                                     --------   --------
Other Long-term Liabilities........................................................        13         33
                                                                                     --------   --------
Stockholders' Equity:
      Preferred stock ($.01 par value, 25,000,000 shares authorized, none issued)..         -          -
      Common stock ($.01 par value, 100,000,000 shares authorized,
       18,462,654 and 18,415,257 shares issued)....................................       185        184
      Additional paid-in capital...................................................   157,307    156,670
      Treasury stock (52,224 and 30,516 shares)....................................      (914)      (528)
      Unrealized gain (loss) on investment in equity securities....................    (1,203)         -
      Retained earnings (deficit)..................................................   (22,336)   (25,626)
                                                                                     --------   --------
        Total Stockholders' Equity.................................................   133,039    130,700
                                                                                     --------   --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................................  $390,795   $402,675
                                                                                     ========   ========


          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations (Unaudited)
- - -------------------------------------------------------------------------------

(in thousands, except per share data)

                                           Three Months Ended March 31,
                                           ----------------------------
                                                   1996     1995
                                                  -------  -------
REVENUES
      Oil.......................................  $16,303  $14,630
      Gas.......................................   15,610    8,234
      Gas gathering, processing and marketing...    3,853    1,152
      Other.....................................      315      203
                                                  -------  -------
      Total Revenues............................   36,081   24,219
                                                  -------  -------

EXPENSES
      Production................................    9,666    7,708
      Taxes on production and property..........    2,753    2,215
      Depreciation, depletion and amortization..    9,101    7,995
      General and administrative................    2,560    1,145
      Gas gathering and processing..............      891      542
      Interest, net.............................    3,951    2,241
      Trust development costs...................      188      132
                                                  -------  -------
      Total Expenses............................   29,110   21,978
                                                  -------  -------
INCOME BEFORE INCOME TAX........................    6,971    2,241
                                                  -------  -------
INCOME TAX
      Current...................................      419        -
      Deferred..................................    1,881      778
                                                  -------  -------
      Total Income Tax Expense..................    2,300      778
                                                  -------  -------
NET INCOME......................................  $ 4,671  $ 1,463
                                                  =======  =======
NET INCOME PER COMMON SHARE                         $0.25    $0.09
                                                    =====    =====
DIVIDENDS PER COMMON SHARE                         $0.075   $0.075
                                                   ======   ======
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         18,401   15,925
                                                   ======   ======

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)

- - -------------------------------------------------------------------------------

(in thousands)
(Note 4)

                                                            Three Months Ended March 31,
                                                            ---------------------------
                                                                   1996       1995
                                                                 --------   --------
OPERATING ACTIVITIES
 Net income....................................................  $  4,671   $  1,463
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation, depletion and amortization....................     9,101      7,995
   Stock incentive compensation................................      (746)      (818)
   Deferred income tax.........................................     1,881        778
   (Gain) loss from property sales.............................       (61)        (9)
   Other non-cash items........................................       376        102
   Changes in working capital (a)..............................     1,639     (2,110)
                                                                 --------   --------
 Cash Provided by Operating Activities.........................    16,861      7,401
                                                                 --------   --------
INVESTING ACTIVITIES
 Sale of property and equipment................................    28,294         96
 Property acquisitions.........................................    (3,072)   (26,573)
 Development costs.............................................    (3,493)    (3,903)
 Investment in equity securities...............................   (16,080)       (30)
 Gas gathering and other additions.............................    (1,521)    (1,146)
                                                                 --------   --------
 Cash Provided (Used) by Investing Activities..................     4,128    (31,556)
                                                                 --------   --------
FINANCING ACTIVITIES
 Long-term debt proceeds.......................................    21,000     25,000
 Long-term debt payments.......................................   (37,725)    (2,000)
 Dividends.....................................................    (1,379)    (1,194)
 Stock option exercise proceeds................................       418          -
 Treasury stock purchases......................................      (225)         -
                                                                 --------   --------
 Cash Provided (Used) by Financing Activities..................   (17,911)    21,806
                                                                 --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............     3,078     (2,349)
Cash and Cash Equivalents, Beginning of Period.................     2,212      7,838
                                                                 --------   --------
Cash and Cash Equivalents, End of Period.......................  $  5,290   $  5,489
                                                                 ========   ========
(a) Changes in Working Capital
   Accounts receivable.........................................  $ (1,045)  $    562
   Other current assets........................................       574      1,550
   Accounts payable, accrued liabilities and payable to
    Royalty Trust..............................................     2,110     (4,222)
                                                                 --------   --------
  Decrease (Increase) in Working Capital.......................  $  1,639   $ (2,110)
                                                                 ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements

- - --------------------------------------------------------------------------------

1. Interim Financial Statements

        The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1995, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1996 and the results of operations and cash flows of the Company for the three months ended March 31, 1996 and 1995. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

        Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1995 annual report on Form 10-K.


2.      Long-term Debt

        During the quarter ended March 31, 1996, long-term debt decreased $16.7 million to $221.8 million. The net decrease resulted primarily from the application of proceeds from the sale of its processing plant and gathering system (Note 3), partially offset by additional debt to fund security purchases. Total borrowing commitments under the bank loan agreement were $227 million at March 31, 1996, with unused capacity of $70 million. The Company also purchased $1.7 million principal amount of its 5 1/4% convertible subordinated notes at a gain of $60,000 during the quarter. The Board of Directors has authorized the purchase of an additional $5 million principal amount of these notes.

        There are no maturities of long-term debt in 1996 and 1997. Maturities for the three following years are $20 million in 1998, $36.7 million in 1999, and $35.5 million in 2000.


3.      Commitments

        In March 1996, the Company sold its gas processing plant and related gathering system (acquired in August 1995) for $28 million and agreed to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. If the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company. The Company has a right of first refusal of any third party offers to buy the facility after the initial term. This transaction was recorded as a sale and an operating lease, with no gain or loss on the sale. Proceeds of the sale were used to reduce borrowings under the loan agreement (Note 2).

        On January 16, 1996, the Company committed with a bank to enter into two swap agreements (with notional principal balances of $50 million each for 7 and 10 year terms beginning April 17, 1996) if LIBOR rates declined to a strike rate of approximately 5.9% on April 17, 1996. The commitments expired unexercised on April 17. The Company received $500,000 as consideration for this commitment and the Company will recognize the proceeds as income in the quarter ended June 30, 1996.

        In April 1996, the Company purchased a price floor for 125,000 barrels of May 1996 production. The price floor, obtained at a cost of $89,000, effectively gives the Company a minimum oil price of $20.60 on approximately 40% of its projected May 1996 oil production.

4.      Supplemental Cash Flow Information

        The following are total interest and income tax payments during each of the periods (in thousands):

                             Three Months Ended March 31,
                             ----------------------------
                                  1996           1995
                             --------------  ------------

               Interest....      $2,940        $1,160
               Income tax..           -             -

5.      Stock Incentive Plans

        During the three months ended March 31, 1996, 47,397 stock incentive units granted under the 1991 Stock Incentive Plan ("Units") were exercised at a weighted average exercise price of $12.21. As a result of these exercises, the Company received proceeds of $579,000 (including 9,095 shares of common stock valued at $161,000), issued 47,397 shares of common stock, paid stock appreciation right compensation of $528,000 and purchased 12,613 treasury shares for $225,000. As of March 31, 1996, 301,000 Units were exercisable at a weighted average exercise price of $12.26.


6.      Acquisitions

        At the end of March 1995, the Company acquired predominantly gas-producing properties in Kansas, Oklahoma and Texas from Apache Corporation for $20 million and in northwestern Oklahoma from Meridian Oil, Inc. and certain of it affiliates for $4.1 million. During the second quarter of 1995, the Company completed other acquisitions totaling approximately $7 million. These acquisitions were primarily financed with bank debt under the Company's revolving credit agreements.

        On August 1, 1995, the Company acquired gas-producing properties and a related gathering system and gas processing plant from Santa Fe Minerals, Inc. ("Santa Fe Acquisition"). The properties consist primarily of operated interests in the Hugoton Field of Kansas and Oklahoma. Of the $123 million adjusted purchase price, $94 million was allocated to producing properties and $29 million was allocated to gas gathering and processing facilities. The Santa Fe Acquisition was primarily financed by borrowings under the Company's loan agreement (Note 2), proceeds from the August 1995 common stock offering, and asset sales.

        These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 1995, as if these acquisitions (net of related dispositions) and the August 1995 common stock offering had been consummated as of January 1, 1995. These pro forma results are not necessarily indicative of future results.

(in thousands, except per share data)           Pro Forma
                                               (Unaudited)
                                               -----------
 Revenues....................................     $31,155
                                                  =======
 Income before income tax....................     $   623
                                                  =======
 Net income..................................     $   395
                                                  =======
 Net income per common share.................     $   .02
                                                  =======
 Weighted average common shares outstanding..      17,675
                                                  =======

7.  Subsequent Event

        In May 1996, the Company agreed to acquire primarily gas-producing properties in the Green River Basin of southwestern Wyoming from an undisclosed party. The Company's internal engineers estimate the proved gas reserves for these properties to be 81 billion cubic feet. The preliminary purchase price is $40 million effective April 1, 1996 and is scheduled for closing near July 1, 1996. The Company will fund the acquisition with bank debt and cash flow from operations. Certain of the properties are subject to the customary consents by third parties.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
- - ----------------------------------------



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of March 31, 1996 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cross Timbers Oil Company as of December 31, 1995 included in the Company's 1995 annual report on Form 10-K, and in our report dated February 5, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1995 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
April 25, 1996

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1995 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.


Oil and Gas Production and Prices
- - -----------------------------------

                                        Three Months Ended March 31,
                                      --------------------------------
                                                             Increase
                                        1996         1995   (Decrease)
                                      ---------   --------- ----------

 Total production
  Oil (Bbls).......................     873,004     867,799    1%
  Gas (Mcf)........................   8,482,743   5,463,784   55%
  NEBs.............................   2,286,795   1,778,430   29%

 Average daily production
  Oil (Bbls).......................       9,593       9,642   (1%)
  Gas (Mcf)........................      93,217      60,709   54%
  NEBs.............................      25,130      19,760   27%

 Average sales price
  Oil per Bbl......................      $18.67      $16.86   11%
  Gas per Mcf......................       $1.84       $1.51   22%

     --------
     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     NEB -  Net equivalent barrel (six Mcf equal one Bbl)


     Total oil production increased primarily because of new drilling and acquisitions. Increased gas production is primarily the result of acquisitions completed in 1995.

     During first quarter 1996, oil prices strengthened as the average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $18.07 per barrel for first quarter 1996, compared to $16.82 for first quarter 1995. The Company's average oil price includes oil marketing margins, which are partially offset by lower priced sour crude sales and transportation charges.

     Natural gas prices were relatively weak in the first quarter of 1995, and did not begin to improve until the fourth quarter of 1995. Cold weather and low storage levels caused gas prices to strengthen in November 1995, and prices have remained relatively strong through April 1996. The Company generally expects gas prices for the remainder of 1996 to be higher than the comparable 1995 period.

Results of Operations
- - ---------------------


     Net income for first quarter 1996 was $4.7 million compared to $1.5 million for first quarter 1995. Improved earnings are primarily the result of higher oil and gas prices, increased gas production and improved gas marketing margins.

     Total revenues for the 1996 quarter were $36.1 million, a 49% increase over first quarter 1995 revenues of $24.2 million. Oil revenue increased $1.7 million (11%) because of the 11% increase in oil prices. Gas revenue increased $7.4 million (90%) as a result of the 22% increase in gas prices and a 55% increase in volumes primarily attributable to acquisitions made in the second and third quarter of 1995.

     The following are expenses on a net equivalent barrel (NEB) basis:

                                   Three Months Ended March 31,
                                   ---------------------------
                                                   Increase
                                     1996   1995  (Decrease)
                                    -----  -----  ---------
Production........................  $4.23  $4.33     (2%)
Taxes on production and property..   1.20   1.25     (4%)
Depreciation, depletion and
 amortization ("DD&A") (a)........   3.49   4.28    (18%)
General and administrative........   1.12   0.64     75%
Interest..........................   1.73   1.26     37%

     --------
     (a) Includes only DD&A directly related to oil and gas production.


     Expenses for the first quarter 1996 totaled $29.1 million as compared to $22 million for the first quarter 1995. Production expense increased $2 million and DD&A increased $1.1 million primarily because of the 1995 acquisitions. General and administrative expense increased $1.4 million primarily because of a reduction in accrued stock incentive compensation in the first quarter 1995 caused by a decline in the Company's common stock price and company growth related to acquisitions. Excluding non-cash net reductions to stock incentive compensation of $0.2 million and $0.8 million in first quarter 1996 and 1995, respectively, general and administrative expense was $1.21 per NEB in first quarter 1996 compared to $1.10 for first quarter 1995.

     Taxes on production and property for the first quarter 1996 increased $0.5 million over first quarter 1995 because of increased oil and gas revenues and property taxes related to the 1995 acquisitions. Interest increased $1.7 million because of borrowings to fund the 1995 acquisitions and an increase in the weighted average interest rate from 5.9% in first quarter 1995 to 6.2% in first quarter 1996. Gas gathering expense increased $0.3 million related to the operations of the processing plant and related gathering system acquired in the Santa Fe Acquisition in August 1995.

Liquidity and Capital Resources
- - -------------------------------

Cash Flow and Working Capital


     During the quarter ended March 31, 1996, debt proceeds of $21 million under the Credit Facility, $16.9 million of cash provided by operating activities, $28.3 million in property sales proceeds and $0.2 million in net stock option proceeds were used to fund property acquisitions, development costs, other capital additions and investments in equity securities of $24.2 million, debt payments of $37.7 million and dividends of $1.4 million. The resulting increase in cash and cash equivalents for the period was $3.1 million.

     Other significant changes in current assets during the first three months of 1996 were a $1 million increase in accounts receivable because of increased product prices and a $0.6 million decrease in other current assets attributable to a reduction in prepaid income tax.

     Total current liabilities increased $1.4 million during first quarter 1996 primarily related to the timing of interest and compensation payments.

Acquisitions and Development


     In March 1996, the Company sold its gas processing plant and related gathering system for $28 million and agreed to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. Proceeds of the sale were used to reduce bank debt.

     Through March 31, the Company's 1996 expenditures for exploitation and development were $3.5 million as compared to $3.9 million for the same 1995 period. Although actual exploitation and development expenditures may vary significantly due to many factors, the Company anticipates its 1996 expenditures for exploitation and development activities to exceed its previously announced $25 million budget by $5 million. Such expenditures are expected to be funded by cash flow from operations. During the quarter ended March 31, 1996, the Company's purchases of common stock (for non-trading purposes) totalled $16.1 million.

     As of the end of March, the Company had completed drilling one oil well and four gas wells in 1996. A total of 22 recompletions and workovers were also completed in the first quarter. Results of 1996 development and exploitation activity to date have generally exceeded expectations.

     One of the more significant wells completed in the first quarter of 1996 was the Nightingale 2-20 in Major County, Oklahoma. Completed to the Red Fork formation, this well is currently producing 1,500 Mcf per day. The Company owns a 54% working interest and 45% net revenue interest in this well. Five additional wells are budgeted to be drilled along this same trend in 1996.

     In the first quarter of 1996, the Company recompleted the Christmas 2 well in Lea County, New Mexico to the Tubb formation. Current production in this well is 1,000 Mcf per day; the Company owns an 81% working interest and a 59% net revenue interest. Three related recompletions are scheduled in the near future, and the Company is studying further potential in this area.

Debt and Equity

     Long-term debt decreased $16.7 million, reflecting $15 million in net bank debt payments resulting from the sale and leaseback of the Company's gas gathering and processing facility in March 1996 and $1.7 million in subordinated note retirements. Stockholders' equity at March 31, 1996 increased $2.3 million from year-end as a result of first quarter net income of $4.7 million and net stock option proceeds of $0.2 million, partially offset by an unrealized loss of $1.2 million (net of deferred taxes of $0.6 million) in the investment in equity securities and dividends of $1.4 million.

Dividends

     In February 1996, the Board of Directors of the Company declared a first quarter dividend of $0.075 per common share, or a total of $1.4 million, paid in April 1996. This dividend is at the same quarterly rate paid by the Partnership or Company since September 1992.

                            P A R T   I I.    O T H E R   I N F O R M A T I O N

Item 1.   Legal Proceedings

  The Company and its subsidiaries are named defendants in certain lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. While the outcome of these lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position, liquidity or operations.


Items 2. through 5.

       Not applicable.


Item 6.    Exhibits and Reports on Form 8-K


       (a)  Exhibits

               Exhibit Number
               and Description                                    Page
               ---------------                                   -----
                15    Letter re unaudited interim financial
                        information

                15.1  Awareness letter of Arthur Andersen LLP      16

       (b)  Reports on Form 8-K                                  None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CROSS TIMBERS OIL COMPANY

     Date:  May 14, 1996          By           BENNIE G. KNIFFEN
                                      ------------------------------------
                                               Bennie G. Kniffen
                                      Senior Vice President and Controller
                                       (Principal Accounting Officer and
                                             Duly Authorized Officer)