Form 10-Q
period 1996-06-30
CROSS TIMBERS OIL CO
filed 1996-08-12
CIK 868809

============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934



                 For the quarterly period ended  JUNE 30, 1996
                                                 -------------

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number:  1-10662
                                                 -------


                           CROSS TIMBERS OIL COMPANY
             (Exact name of registrant as specified in its charter)


                    Delaware                        75-2347769
        -------------------------------         ------------------
        (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)         Identification No.)

   810 Houston Street, Suite 2000, Fort Worth, Texas       76102
   -------------------------------------------------     --------
      (Address of principal executive offices)          (Zip Code)

                                (817) 870-2800
               -------------------------------------------------
              (Registrant's telephone number, including area code)

                                     NONE
              ---------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                      Outstanding as of August 1, 1996
     ----------------------------          --------------------------------
     Common stock, $.01 par value                      17,810,730

============================================================================

                           CROSS TIMBERS OIL COMPANY
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                                     INDEX



                                                                           Page
                                                                           ----

PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets
            at June 30, 1996 and December 31, 1995....................       3

          Consolidated Statements of Operations
            for the Three and Six Months Ended June 30, 1996
            and 1995..................................................       4

          Consolidated Statements of Cash Flows
            for the Six Months Ended June 30, 1996 and 1995...........       5

          Notes to Consolidated Financial Statements..................      6-8

          Report of Independent Public Accountants....................       9

 Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations.............     10-14


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...........................................      15

 Item 4.  Submission of Matters to a Vote of Security Holders.........      15

 Item 5.  Other Information...........................................      16

 Item 6.  Exhibits and Reports on Form 8-K............................      16

          Signatures..................................................      17

                      P A R T   I.    F I N A N C I A L   I N F O R M A T I O N
CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
- -------------------------------------------------------------------------------
(in thousands)

                                                                               JUNE 30,
                                                                                1996        DECEMBER 31,
                                                                             (Unaudited)       1995
                                                                             -----------    ------------
ASSETS

Current Assets:
      Cash and cash equivalents.......................................       $  1,849       $  2,212
      Accounts receivable, net........................................         25,700         27,582
      Inventory.......................................................            664              -
      Deferred income tax benefit.....................................            478          1,661
      Other current assets............................................          1,471          1,282
                                                                             --------       --------
        Total Current Assets..........................................         30,162         32,737
                                                                             --------       --------
Property and Equipment, at  cost - successful efforts method:
      Producing properties............................................        520,007        493,800
      Undeveloped properties..........................................          1,973          1,939
      Gas gathering and other.........................................         21,339         48,064
                                                                             --------       --------
        Total Property and Equipment..................................        543,319        543,803
      Accumulated depreciation, depletion and amortization............       (193,657)      (179,329)
                                                                             --------       --------
         Net Property and Equipment...................................        349,662        364,474
                                                                             --------       --------
Investment in Equity Securities, at market value......................         17,145              -
                                                                             --------       --------
Other Assets..........................................................          4,807          5,464
                                                                             --------       --------
TOTAL ASSETS..........................................................       $401,776       $402,675
                                                                             ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued liabilities........................       $ 35,869       $ 25,314
      Payable to Royalty Trust........................................          2,198          1,890
      Accrued stock incentive compensation............................            491          3,881
                                                                             --------       --------
        Total Current Liabilities.....................................         38,558         31,085
                                                                             --------       --------
Long-term Debt (Note 2)...............................................        236,721        238,475
                                                                             --------       --------
Deferred Income Tax...................................................          3,691          2,382
                                                                             --------       --------
Other Long-term Liabilities...........................................              -             33
                                                                             --------       --------
Commitments and Contingencies (Note 3)

Stockholders' Equity:
      Preferred stock ($.01 par value, 25,000,000 shares authorized,
       none issued)...................................................              -              -
      Common stock ($.01 par value, 100,000,000 shares authorized,
       18,767,811 and 18,415,257 shares issued).......................            188            184
      Additional paid-in capital......................................        162,940        156,670
      Treasury stock (863,653 and 30,516 shares)......................        (19,144)          (528)
      Unrealized gain on investment in equity securities..............            694              -
      Retained earnings (deficit).....................................        (21,872)       (25,626)
                                                                             --------       --------
        Total Stockholders' Equity....................................        122,806        130,700
                                                                             --------       --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $401,776       $402,675
                                                                             ========       ========


          See Accompanying Notes to Consolidated Financial Statements.

                                                                                                   3

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
- -------------------------------------------------------------------------------
(in thousands, except per share data)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   ------------------      ------------------
                                                     1996      1995          1996      1995
                                                   --------   -------      --------   -------
REVENUES
      Oil.......................................    $18,544   $15,511      $34,847    $30,141
      Gas.......................................     15,423     8,876       31,033     17,110
      Gas gathering, processing and marketing...      2,387     1,054        6,240      2,206
      Other.....................................        381     2,495          696      2,698
                                                    -------   -------      -------    -------
      Total Revenues............................     36,735    27,936       72,816     52,155
                                                    -------   -------      -------    -------
EXPENSES
      Production................................      9,503     8,745       19,169     16,453
      Taxes on production and property..........      2,710     2,385        5,463      4,600
      Depreciation, depletion and amortization..      8,746     8,246       17,847     16,241
      General and administrative................      7,100     3,859        9,660      5,004
      Gas gathering and processing..............      1,887       501        2,778      1,043
      Interest expense, net.....................      3,590     2,711        7,541      4,952
      Trust development costs...................        283       156          471        288
                                                    -------   -------      -------    -------
      Total Expenses............................     33,819    26,603       62,929     48,581
                                                    -------   -------      -------    -------

INCOME BEFORE INCOME TAX........................      2,916     1,333        9,887      3,574
                                                    -------   -------      -------    -------
INCOME TAX
      Current...................................       (340)        -           79          -
      Deferred..................................      1,449       390        3,330      1,168
                                                    -------   -------      -------    -------
      Total Income Tax Expense (Benefit)........      1,109       390        3,409      1,168
                                                    -------   -------      -------    -------
NET INCOME......................................    $ 1,807   $   943      $ 6,478    $ 2,406
                                                    =======   =======      =======    =======
NET INCOME PER COMMON SHARE.....................    $  0.10   $  0.06      $ 0.35     $  0.15
                                                    =======   =======      =======    =======
DIVIDENDS PER COMMON SHARE......................    $ 0.075   $ 0.075      $ 0.15     $  0.15
                                                    =======   =======      =======    =======
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.............................     18,298    15,931       18,349     15,928
                                                    =======   =======      =======    =======

          See Accompanying Notes to Consolidated Financial Statements.

                                                                                           4

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
- -------------------------------------------------------------------------------
(in thousands)
(Note 4)

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   -------------------------
                                                                                       1996         1995
                                                                                   -----------   -----------
OPERATING ACTIVITIES

 Net income............................................................              $  6,478      $  2,406
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization............................                17,847        16,241
   Stock appreciation right compensation...............................                (3,390)          427
   Performance share compensation......................................                   712             -
   Deferred income tax.................................................                 3,330         1,168
   Gain from sale of property and equity securities....................                   (91)       (2,392)
   Other non-cash items................................................                   453           147
 Changes in working capital (a)........................................                 4,164        (3,446)
                                                                                     --------      --------
 CASH PROVIDED BY OPERATING ACTIVITIES.................................                29,503        14,551
                                                                                     --------      --------

INVESTING ACTIVITIES

 Sale of equity securities.............................................                     -        16,920
 Sale of property and equipment........................................                28,327         3,011
 Property acquisitions.................................................                (9,656)      (38,930)
 Development costs.....................................................               (11,073)      (10,407)
 Investment in equity securities.......................................               (16,093)         (123)
 Gas gathering and other additions.....................................                (2,676)       (2,129)
                                                                                     --------      --------
 CASH USED BY INVESTING ACTIVITIES.....................................               (11,171)      (31,658)
                                                                                     --------      --------

FINANCING ACTIVITIES

 Proceeds from long-term debt..........................................                46,000        49,000
 Payments on long-term debt............................................               (47,700)      (32,000)
 Dividends.............................................................                (2,759)       (2,389)
 Proceeds from exercise of stock options...............................                   818           388
 Purchase of treasury stock............................................               (15,054)         (164)
                                                                                     --------      --------
 CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........................               (18,695)       14,835
                                                                                     --------      --------
DECREASE IN CASH AND CASH EQUIVALENTS..................................                  (363)       (2,272)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................                 2,212         7,838
                                                                                     --------      --------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................              $  1,849      $  5,566
                                                                                     ========      ========

(a)CHANGES IN WORKING CAPITAL
   Accounts receivable.................................................              $  1,832      $ (1,449)
   Inventory...........................................................                  (664)        1,494
   Other current assets................................................                  (189)         (207)
   Accounts payable, accrued liabilities and payable to Royalty Trust..                 3,185        (3,284)
                                                                                     --------      --------
  (INCREASE) DECREASE IN WORKING CAPITAL...............................              $  4,164      $ (3,446)
                                                                                     ========      ========


          See Accompanying Notes to Consolidated Financial Statements.
                                                                                                          5

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -------------------------------------------------------------------------------

1.  INTERIM FINANCIAL STATEMENTS

    The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1995, have not been audited by independent accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1996, the results of operations for the three and six-month periods ended June 30, 1996 and 1995 and the cash flows for the six-month periods ended June 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

    Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1995 annual report on Form 10-K.


2.  LONG-TERM DEBT

    As of June 30, 1996, outstanding bank debt was $173 million, compared with borrowing commitments under the bank loan agreement of $220 million and unused capacity of $47 million. In July 1996, the Company borrowed an additional $36 million to partially fund the Enserch Acquisition (Note 6). Borrowing commitments under the bank loan agreement were increased to $240 million after the closing of this acquisition. As of December 31, 1996 and June 30, 1997, borrowing commitments will be reduced to $230 million and $215 million, respectively.

    Outstanding subordinated note debt was $63.7 million at June 30, 1996. During the first six months of 1996, the Company purchased $2.8 million principal amount of the notes at a loss of $20,000. The Board of Directors has authorized the purchase of an additional $4 million principal amount of these notes.

    The following are maturities of long-term debt after closing of the Enserch Acquisition: no maturities in 1996, $17 million in 1997, $31 million in 1998, $34 million in 1999 and $38 million in 2000.


3.  COMMITMENTS AND CONTINGENCIES

Leases

    In March 1996, the Company sold the Tyrone gas processing plant and related gathering system (acquired in August 1995) for $28 million and agreed to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. If the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company. The Company has a right of first refusal of any third party offers to buy the facility after the initial term. This transaction was recorded as a sale and an operating lease, with no gain or loss on the sale. Proceeds of the sale were used to reduce borrowings under the bank loan agreement (Note 2).

Other

    In January 1996, the Company committed with a bank to enter into two interest rate swap agreements if LIBOR rates declined to specified strike rates on April 17, 1996. The Company received $500,000 as consideration for this commitment that expired unexercised on April 17, resulting in recognition of such proceeds as other income in the quarter ended June 30, 1996.

    In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. The plaintiff alleges that such deductions are a breach of the Company's contractual obligations to the class and is seeking to recover an unspecified amount of damages as a result of the alleged breach. Management cannot determine at this time the potential liability of this claim, but intends to vigorously defend the action.


4.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following are total interest and income tax payments during each of the periods (in thousands):

                             Six Months Ended June 30,
                             -------------------------
                                 1996         1995
                             ------------  -----------

               Interest....        $7,212       $5,028
               Income tax..             6          160

5.  STOCK INCENTIVE PLANS

    During the six months ended June 30, 1996, 346,553 stock incentive units granted under the 1991 Stock Incentive Plan ("Units") were exercised at a weighted average exercise price of $12.22. As a result of these exercises, the Company received proceeds of $4.2 million (including 149,191 shares of common stock valued at $3.4 million), issued 346,553 shares of common stock, paid stock appreciation right compensation of $7.1 million, purchased 21,950 treasury shares for $400,000 and withheld 104,746 treasury shares valued at $2.5 million for employee payroll taxes. Related stock appreciation right compensation expense for the six months ended June 30, 1996 was $3.7 million, which is included in general and administrative expense in the consolidated statement of operations. As of June 30, 1996, 17,183 Units were exercisable at a weighted average exercise price of $13.57.

    In May and June 1996, 158,250 performance shares that were granted in November 1995 under the 1994 Stock Incentive Plan ("1994 Plan") became fully vested. The Company recognized compensation expense related to these performance shares of $700,000 during the first six months of 1996 and $2.8 million in the fourth quarter of 1995. Upon vesting, 47,150 treasury shares with a value of $1 million were withheld by the Company for employee payroll taxes.

    In May 1996, the stockholders approved an increase in the number of shares available for grant under the 1994 Plan from 800,000 to 1,000,000.
During the first six months of 1996, 134,000 stock options were granted to employees and 6,000 fully vested performance shares were granted to non-employee directors under the 1994 Plan.


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

    On August 1, 1995, the Company acquired gas-producing properties and a related gathering system and gas processing plant from Santa Fe Minerals, Inc. ("Santa Fe Acquisition"). The properties consist primarily of operated interests in the Hugoton Field of Kansas and Oklahoma. Of the $123 million adjusted purchase price,

$94 million was allocated to producing properties and $29 million was allocated to gas gathering and processing facilities. The Santa Fe Acquisition was primarily financed by borrowings under the Company's loan agreement, proceeds from the 1995 common stock offering, and asset sales.

    On July 19, 1996, the Company acquired primarily gas-producing properties in the Green River Basin of southwestern Wyoming from Enserch Exploration ("Enserch Acquisition"). The Company's internal engineers estimate the proved gas reserves for these properties to be 81 billion cubic feet. The preliminary purchase price of $40 million will be reduced by an estimated $1.5 million for net revenues from the April 1, 1996 effective date of the acquisition through the closing date of July 19. The Company funded the acquisition with bank debt (Note 2) and cash flow from operations. A $3 million deposit for this acquisition is included in producing properties in the consolidated balance sheet at June 30, 1996.

    Acquisitions are accounted for under the purchase method of accounting.
The following presents pro forma results of operations for the six months ended June 30, 1995 and the year ended December 31, 1995 as if these acquisitions (net of related dispositions) and the 1995 common stock offering had been consummated as of January 1, 1995. Pro forma results of operations for the six months ended June 30, 1996 are not currently available. These pro forma results are not necessarily indicative of future results.

                                                        Pro Forma (Unaudited)
                                                    ----------------------------
                                                      Six Months    Year Ended
(in thousands, except per share data)               Ended June 30,  December 31,
                                                        1995            1995
                                                    --------------  ------------
     Revenues.....................................  $66,163         $131,491
                                                    =======         ========
     Income (loss) before income tax
          and extraordinary item..................  $    18         $(21,085)
                                                    =======         ========

     Net income (loss) before extraordinary item..  $    12         $(13,878)
                                                    =======         ========

     Net income (loss)............................  $    12         $(13,222)
                                                    =======         ========

     Net income (loss) per common share:
          Before extraordinary item...............  $  0.00         $  (0.76)
                                                    =======         ========
          After extraordinary item................  $  0.00         $  (0.73)
                                                    =======         ========

     Weighted average common shares outstanding...   18,178           18,212
                                                    =======         ========

                                                                               8

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of June 30, 1996 and the related consolidated statements of operations for the three and six-month periods ended June 30, 1996 and 1995, and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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

Fort Worth, Texas
July 26, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


    The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1995 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
- -----------------------------------
                                                   QUARTER ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------  ------------------------------------
                                                                      Increase                              Increase
                                              1996         1995      (Decrease)     1996         1995      (Decrease)
                                           ----------   ----------   ---------   ----------   ----------   ----------
     TOTAL PRODUCTION
          Oil (Bbls)                          852,047      875,527       (3%)     1,725,051    1,743,326       (1%)
          Gas (Mcf)                         8,472,441    6,231,277       36%     16,955,184   11,695,061       45%
          NEBs                              2,264,120    1,914,073       18%      4,550,915    3,692,503       23%

     AVERAGE DAILY PRODUCTION
          Oil (Bbls)                            9,363        9,621       (3%)         9,478        9,632       (2%)
          Gas (Mcf)                            93,104       68,476       36%         93,160       64,614       44%
          NEBs                                 24,880       21,034       18%         25,005       20,401       23%

     AVERAGE SALES PRICE
          Oil per Bbl                      $    21.76   $    17.72       23%    $     20.20  $     17.29       17%
          Gas per Mcf                      $     1.82   $     1.42       28%    $      1.83  $      1.46       25%

     --------------------------
     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     NEB -  Net equivalent barrel (six Mcf equal one Bbl)

    Total oil production decreased slightly from comparable 1995 periods primarily because of property dispositions, partially offset by new drilling and acquisitions.

    Gas production increases from the 1995 to 1996 periods are primarily attributable to the 1995 acquisitions and significant new drills, partially offset by property dispositions and natural decline.

    Crude oil prices continued to improve during the second quarter of 1996.
The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $19.52 for second quarter 1996, compared to $17.40 for second quarter 1995. The Company's average oil price includes oil marketing margins which are partially offset by lower priced sour crude sales and transportation charges.

    Natural gas prices were relatively weak the first half of 1995. Cold weather and low storage levels caused gas prices to strengthen in November 1995, and prices have remained relatively strong through June 1996. The Company generally expects gas prices for the remainder of 1996 to be higher than comparable 1995 periods.

RESULTS OF OPERATIONS
- ---------------------

QUARTER ENDED JUNE 30, 1996 COMPARED WITH QUARTER ENDED JUNE 30, 1995

    Second quarter 1996 net income was $1.8 million compared to $900,000 for the second quarter of 1995. Improved earnings are primarily the result of higher oil and gas prices and increased gas production, partially offset by increased stock incentive compensation resulting from the increase in the Company's common stock price.

    Total revenues for the 1996 quarter were $36.7 million, a 32% increase over second quarter 1995 revenues of $27.9 million. Oil revenue increased $3 million (20%) primarily because of the 23% increase in oil prices. Gas revenue increased $6.5 million (74%) as a result of the 36% increase in gas production and the 28% price increase.

    Gas gathering, processing and marketing revenues increased $1.3 million primarily because of the gross profit from gas processing at the Tyrone plant that was acquired as part of the Santa Fe Acquisition in August 1995. Other revenues of $400,000 for second quarter 1996 include recognition of interest rate swap commitment income (see Note 3 to Consolidated Financial Statements). Other revenues of $2.5 million in second quarter 1995 include a $1.6 million gain realized on sale of equity securities and an $800,000 gain on sale of producing properties.

    Expenses for the second quarter of 1996 totaled $33.8 million as compared to $26.6 million for second quarter 1995. Production expense increased $800,000 (9%) and depreciation, depletion and amortization ("DD&A") increased $500,000 (6%) primarily as a result of acquisitions after June 1995.

    General and administrative expense increased $3.2 million primarily because of second quarter 1996 stock incentive compensation of $4.6 million, compared to second quarter 1995 stock incentive compensation of $1.7 million. Stock incentive compensation for second quarter 1996 includes stock appreciation right ("SAR") compensation of $3.9 million and performance share compensation of $700,000. Increases in stock incentive compensation are the result of increases in the Company's common stock price during the quarter. Virtually all stock options with SARs were exercised as of June 30, 1996; therefore the impact of SAR compensation on future periods should not be significant. The remaining increase in general and administrative expense is due to Company growth.

    Net interest expense increased $900,000 (32%) primarily because of a 28% increase in weighted average borrowings to fund producing property acquisitions, investment in equity securities and treasury stock purchases. Taxes on production and property increased $300,000 (14%) over the second quarter of 1995 primarily because of increased oil and gas revenues. Gas gathering expense increased $1.4 million primarily related to operating expenses of the Tyrone plant that was acquired in August 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1995

    Net income for the six months ended June 30, 1996 was $6.5 million, compared to $2.4 million for the same 1995 period. Improved earnings were primarily the result of higher oil and gas prices, increased gas production and improved gas marketing margins.

    Total revenues for the first half of 1996 were $72.8 million, or 40% higher than revenues for the first half of 1995. Oil revenue increased $4.7 million (16%) primarily as the result of the 17% increase in prices. Gas revenue increased $13.9 million (81%) due to the 25% price increase combined with the 45% increase in production.

    Gas gathering, processing and marketing revenues increased $4 million because of improved gas marketing margins and the gross profit from gas processing at the Tyrone plant that was acquired as part of the Santa Fe Acquisition in August 1995. Other revenues of $700,000 for the first half of 1996 include recognition of interest rate swap commitment income (see Note 3 to Consolidated Financial Statements). Other revenues of $2.7 million in 1995 include a $1.6 million gain realized on sale of equity securities and an $800,000 gain on sale of producing properties.

    Expenses for the six months ended June 30, 1996 totaled $62.9 million, or 30% above total expenses for the first half of 1995. Production expense increased $2.7 million (17%) primarily as a result of the 1995 acquisitions. DD&A expense increased $1.6 million as a result of the 1995 acquisitions, partially offset by the effects of increased estimated proved reserves at January 1, 1996.

    General and administrative expense increased $4.7 million primarily because of $4.4 million in stock incentive compensation incurred for the first half of 1996 compared to $900,000 for the first half of 1995. Stock incentive compensation for the first six months of 1996 includes SAR compensation of $3.7 million and performance share compensation of $700,000. Increases in stock incentive compensation are the result of increases in the Company's common stock price during the quarter. Virtually all stock options with SARs were exercised as of June 30, 1996; therefore the impact of SAR compensation on future periods should not be significant. The remaining increase in general and administrative expense is attributable to Company growth.

    Taxes on production and property increased $900,000 primarily because of increased oil and gas revenues. Net interest expense increased $2.6 million (52%) primarily as a result of a 46% increase in weighted average borrowings that were used to fund capital expenditures and treasury stock purchases. Gas gathering expense increased $1.7 million related to operations of the Tyrone plant that was acquired in August 1995.


COMPARATIVE EXPENSES PER NET EQUIVALENT BARREL OF PRODUCTION

    The following are expenses on a net equivalent barrel (NEB) basis:

                                                   QUARTER ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                           ------------------------------------  ------------------------------------
                                                                      Increase                              Increase
                                              1996         1995      (Decrease)     1996         1995      (Decrease)
                                           ----------   ----------   ---------   ----------   ----------   ----------
     Production ...................           $4.20        $4.57         (8%)       $4.21       $4.46          (6%)
     Taxes on production and
      property.....................            1.20         1.25         (4%)        1.20        1.25          (4%)
     Depreciation, depletion and
      amortization (DD&A) (a)                  3.74         4.09         (9%)        3.60        4.18         (14%)
     General and administrative
      (G&A)........................            3.14         2.02         55%         2.12        1.36          56%
     Interest .....................            1.59         1.42         12%         1.66        1.34          24%

    --------------------------
    (a) Includes only DD&A directly related to oil and gas production.

    Although expenses have increased from 1995 to 1996, expenses per NEB (as shown above) have generally remained stable over these periods. The following are explanations of the more significant variances:

    Production- Decreased production expense per NEB is primarily because of lower operating costs of gas-producing properties acquired in 1995.

    DD&A-   Decreased DD&A per NEB is attributable to increased proved reserve estimates at January 1, 1996 and reduced depletable costs resulting from the $20.3 million impairment provision recorded in fourth quarter 1995 upon adoption of Statement of Financial Accounting Standards No. 121.

    G&A- Increased G&A per NEB is primarily because of stock incentive compensation. Excluding stock incentive compensation, G&A per NEB was $1.41 and $1.12 for the quarters ended June 30, 1996 and 1995, respectively, and was $1.31 and $1.12 per NEB for the first six months of 1996 and 1995, respectively.

    Interest- Increased interest per NEB is primarily the result of financing expenditures for other than oil and gas producing properties (investment in equity securities, treasury stock purchases, and the Tyrone gas processing plant and gathering system) with borrowings under the Company's bank credit facilities.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

CASH FLOW AND WORKING CAPITAL

    Cash provided by operating activities was $29.5 million for the first half of 1996 as compared to $14.6 million for the comparable 1995 period. Operating cash flow (defined as cash provided by operating activities before changes in working capital) increased 41% from $18 million for the first six months of 1995 to $25.3 million for the same 1996 period. SAR payments, resulting from stock option exercises, decreased operating cash flow for the first half of 1996 by approximately $7 million.

    During the six months ended June 30, 1996, $29.5 million cash provided by operating activities, $28.3 million from the sale of assets and $800,000 from the exercise of stock options were used to fund property acquisitions, development costs and other capital additions of $39.5 million, dividends of $2.8 million, purchases of treasury stock of $15 million and a net reduction of long-term debt of $1.7 million. The resulting decrease in cash and cash equivalents for the period was $400,000.

    Total current liabilities increased $7.5 million from year-end primarily because of an increase in accounts payable and accrued liabilities related to drilling and development activity. Accrued stock incentive compensation decreased $3.4 million as a result of significant stock option exercises in the second quarter.


ACQUISITIONS AND DEVELOPMENT

    In March 1996, the Company sold its gas processing plant and related gathering system for $28 million and agreed to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. Proceeds of the sale were used to reduce bank debt.

    Through June 30, the Company's 1996 cash expenditures for exploitation and development were $11.1 million as compared to $10.4 million for the same 1995 period. Exploitation and development costs incurred for 1996 through June 30 totaled $18.6 million. Although actual exploitation and development expenditures may vary significantly due to many factors, the Company anticipates its 1996 expenditures for exploitation and development activities to approximate its increased budget of $40 million as approved by the Board of Directors in May 1996. Such expenditures are expected to be funded by cash flow from operations. During the first half of 1996, the Company's purchases of equity securities (for non-trading purposes) totaled $16.1 million.

    In May 1996, the Company also announced expected increases in its 1997 development expenditures to $60 to $80 million, and plans to make strategic acquisitions totaling $120 million over the following 18 months, including purchases of up to two million shares of the Company's common stock as treasury stock purchases. As of June 30, 510,000 treasury shares had been purchased for $11.3 million. In July 1996, the Company announced that it would also purchase up to one million units of beneficial interest in Cross Timbers Royalty Trust as part of its acquisition program.

    On July 19, 1996, the Company acquired primarily gas-producing properties in the Green River Basin of southwestern Wyoming from Enserch Exploration. The Company's internal engineers estimate the proved gas reserves for these properties to be 81 billion cubic feet. The preliminary purchase price of $40 million will be reduced by an estimated $1.5 million for net revenues from the April 1, 1996 effective date of the acquisition through the closing date of July 19. The Company funded the acquisition with bank debt (Note 2) and cash flow from operations.

    As of the end of June, the Company had completed drilling 15 oil wells and 16 gas wells in 1996. A total of 63 recompletions and workovers were also completed in the first half of the year. Results of 1996 development and exploitation activity to date have met management's expectations.

    Eight wells have been completed under the Prentice Northeast Unit 1996 infill drilling program. Daily production for each of these wells has averaged 100 barrels, outperforming initial estimates. Because of this success, drilling plans for this Unit have been doubled to 20 wells in 1997.


DEBT AND EQUITY

    During the first six months of 1996, long-term debt decreased $1.8 million, reflecting a reduction in convertible subordinated note borrowings of $2.8 million and an increase in bank borrowings of $1 million. Increases in bank debt to fund the investment in equity securities and treasury stock purchases were offset by the reduction in bank debt from proceeds of the sale and leaseback of the Company's gas gathering and processing facility in March 1996. Stockholders' equity at June 30, 1996 decreased $7.9 million from year-end as a result of treasury stock additions of $18.6 million and dividends of $2.7 million, partially offset by year-to-date net income of $6.5 million, common stock increases of $6.2 million resulting from stock option exercises, and an unrealized gain of $700,000 (net of deferred taxes of $400,000) in the investment in equity securities.

    In July 1996, following the closing of the Enserch Acquisition, borrowing commitments under the bank loan agreement were increased to $240 million. See Note 2 to Consolidated Financial Statements.


DIVIDENDS

    In May 1996, the Board of Directors of the Company declared a second quarter dividend of $.075 per common share, or a total of $1.3 million, to be paid in July 1996 to shareholders of record on June 30, 1996. This dividend is at the same quarterly rate paid by the Company or its predecessors since September 1992.

                             P A R T   II.    O T H E R   I N F O R M A T I O N
ITEM 1.   LEGAL PROCEEDINGS

    On June 21, 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. The plaintiff alleges that such deductions are a breach of the Company's contractual obligations to the class and is seeking to recover an unspecified amount of damages as a result of the alleged breach. The plaintiff is also seeking a determination of the Company's obligations to the plaintiff and the class regarding production or other costs. Management cannot determine at this time the potential liability of this claim, but intends to vigorously defend the action.

    The Company and its subsidiaries are named defendants in other lawsuits and named parties in certain governmental proceedings arising in the ordinary course of business. While the outcome of these lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company's financial position, liquidity or operations.


ITEMS 2. THROUGH 3.

    Not applicable.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Stockholders at the Annual Meeting on May 21, 1996, and by proxy, elected two incumbent directors, Jon Brumley and Charles B. Chitty. Of 15,236,004 shares represented at the meeting, 15,227,284 shares (99.9%) were voted for Mr. Brumley and 15,226,434 shares (99.9%) were voted for Mr. Chitty. Other directors continuing in office are Steffen E. Palko, J. Luther King, Jr., Scott G. Sherman, Bob R. Simpson and George U. Wyper. Effective upon Mr. Brumley's retirement on July 1, 1996, J. Richard Seeds has been appointed to serve as director until the Company's 1997 Annual Meeting.

    One proposal by the Board of Directors was approved by stockholders at the Annual Meeting, with the following vote tabulation:

      Approval of the amendment to the 1994 Stock Incentive Plan to increase the total number of shares available for grant from 800,000 to 1,000,000
      ------------------------------------------------------------------------------------
                                                           Shares              Broker
            Shares For             Shares Against         Abstained           Non-Votes
      ---------------------      -----------------     ---------------     ---------------
      14,520,072      95.3%      612,114      4.0%     52,410     0.4%     51,408     0.3%


                                                                                        15


ITEM 5.   OTHER INFORMATION.

    On July 12, 1996, Cross Timbers Oil Company, a Delaware corporation
("the Company"), announced that its Board of Directors authorized the purchase of up to one million units of beneficial interest ("Units") in Cross Timbers Royalty Trust (NYSE-CRT) from time to time in open market or privately negotiated transactions. The purchase of units will depend on availability, oil and gas prices and general market conditions, and will be funded by bank debt and cash flow from operations. Cross Timbers Royalty Trust currently has six million Units outstanding.

    On July 19, 1996, the Company purchased predominantly gas-producing properties from Enserch Exploration. The acquired interests consist of primarily operated, working interests in the Fontenelle, Nitchie Gulch and Pine Canyon fields of Lincoln and Sweetwater counties, in the Green River Basin of southwestern Wyoming. The Company's internal engineers estimated proved reserves as of April 1, 1996, the effective date of the acquisition, to be 81 billion cubic feet of gas. Current net production from the acquired interests averages 12.6 million cubic feet of gas per day. The preliminary purchase price of $40 million will be reduced by an estimated $1.5 million for net revenues from April 1 through the July 19 closing date. The Company funded the acquisition with bank debt and cash flow from operations.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a)  Exhibits

               Exhibit Number
               and Description                                    Page
               ---------------                                    ----

               15    Letter re unaudited interim
                     financial information

                     15.1  Awareness letter of
                           Arthur Andersen LLP                     18

       (b)  Reports on Form 8-K

                     On June 7, 1996, the Company filed a report on Form 8-K dated May 21, 1996 regarding the increase in the Company's 1996 development budget to $40 million, further expected increases in 1997 development expenditures to $60 to $80 million, and plans to make strategic acquisitions totaling $120 million over the following 18 months.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CROSS TIMBERS OIL COMPANY


Date: August 12, 1996               By         BENNIE G. KNIFFEN
                                      ------------------------------------
                                               Bennie G. Kniffen
                                      Senior Vice President and Controller
                                       (Principal Accounting Officer and
                                           Duly Authorized Officer)