Form 10-Q
period 1996-09-30
CROSS TIMBERS OIL CO
filed 1996-11-14
CIK 868809

============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended  SEPTEMBER 30, 1996
                                               ------------------
                                      OR

[_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission File Number:  1-10662
                                                 -------


                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)

                   Delaware                            75-2347769
     -------------------------------              -------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)               Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas         76102
-------------------------------------------------       ----------
(Address of principal executive offices)                (Zip Code)

                                (817) 870-2800
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                             Outstanding as of November 1, 1996
   ----------------------------             ----------------------------------
   Common stock, $.01 par value                          16,249,561

================================================================================

                           CROSS TIMBERS OIL COMPANY
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                                     INDEX
                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Consolidated Balance Sheets
             at September 30, 1996 and December 31, 1995..................     3

           Consolidated Statements of Operations
             for the Three and Nine Months Ended September 30, 1996
             and 1995.....................................................     4

           Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 1996 and 1995........     5

           Notes to Consolidated Financial Statements.....................   6-9

           Report of Independent Public Accountants.......................    10

  Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations................ 11-16


PART II.   OTHER INFORMATION

  Item 1.  Legal Proceedings..............................................    17

  Item 5.  Other Information..............................................    17

  Item 6.  Exhibits and Reports on Form 8-K...............................    17

           Signatures.....................................................    18

           P A R T   I.    F I N A N C I A L   I N F O R M A T I O N

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)                                    SEPTEMBER 30,
                                                      1996       DECEMBER 31,
                                                   (Unaudited)       1995
                                                   ------------  -------------
ASSETS

Current Assets:
      Cash and cash equivalents.................... $   3,725     $   2,212
      Accounts receivable, net.....................    26,683        27,582
      Inventory....................................       621             -
      Deferred income tax benefit..................       422         1,661
      Other current assets.........................     1,489         1,282
                                                    ---------     ---------
       Total Current Assets........................    32,940        32,737
                                                    ---------     ---------

Property and Equipment, at cost - successful
 efforts method:
      Producing properties.........................   567,039       493,800
      Undeveloped properties.......................     2,052         1,939
      Gas gathering and other......................    22,265        48,064
                                                    ---------     ---------
       Total Property and Equipment................   591,356       543,803
      Accumulated depreciation, depletion and
       amortization................................  (203,323)     (179,329)
                                                    ---------     ---------
        Net Property and Equipment.................   388,033       364,474
                                                    ---------     ---------

Investment in Equity Securities, at market value...    14,399             -
                                                    ---------     ---------

Other Assets.......................................     4,607         5,464
                                                    ---------     ---------

TOTAL ASSETS....................................... $ 439,979     $ 402,675
                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Accounts payable and accrued liabilities..... $  32,320     $  25,314
      Payable to Royalty Trust.....................     2,182         1,890
      Accrued stock incentive compensation.........       447         3,881
                                                     --------     ---------
       Total Current Liabilities...................    34,949        31,085
                                                     --------     ---------

Long-term Debt (Note 2)............................   278,721       238,475
                                                     --------     ---------

Deferred Income Tax................................     4,986         2,382
                                                     --------     ---------

Other Long-term Liabilities........................         -            33
                                                     --------     ---------

Commitments and Contingencies (Note 3)

Stockholders' Equity (Notes 6 and 7):
      Series A convertible preferred stock
       ($.01 par value, 25,000,000 shares
       authorized, 1,138,729 issued, at
       liquidation value of $25)...................    28,468             -
      Common stock ($.01 par value, 100,000,000
       shares authorized, 17,534,530 and
       18,415,257 shares issued)...................       175           184
      Additional paid-in capital...................   135,616       156,670
      Treasury stock (1,057,769 and 30,516 shares).   (23,585)         (528)
      Unrealized loss on investment in equity
       securities..................................      (890)            -
      Retained earnings (deficit)..................   (18,461)      (25,626)
                                                     --------     ---------
        Total Stockholders' Equity.................   121,323       130,700
                                                     --------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $439,979     $ 402,675
                                                     ========     =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)
                                                  THREE MONTHS ENDED          NINE MONTHS ENDED
                                                    SEPTEMBER 30,               SEPTEMBER 30,
                                                  ------------------          ------------------
                                                    1996      1995              1996      1995
                                                  --------  --------          --------  --------

REVENUES

      Oil........................................   $19,375  $15,158           $ 54,222  $45,299
      Gas........................................    17,090   10,141             48,123   27,251
      Gas gathering, processing, and marketing...     2,411    2,123              8,651    4,329
      Other......................................       325      644              1,021    3,342
                                                    -------  -------           --------  -------
      Total Revenues.............................    39,201   28,066            112,017   80,221
                                                    -------  -------           --------  -------
EXPENSES
      Production.................................     9,989    9,216             29,158   25,669
      Taxes on production and property...........     3,016    2,295              8,479    6,895
      Depreciation, depletion and amortization...     9,742    9,984             27,589   26,225
      General and administrative.................     2,507      238             12,167    5,242
      Gas gathering and processing...............     1,967      782              4,745    1,825
      Interest expense, net......................     4,525    3,517             12,066    8,469
      Trust development costs....................       247      186                718      474
                                                    -------  -------           --------  -------
      Total Expenses.............................    31,993   26,218             94,922   74,799
                                                    -------  -------           --------  -------
INCOME BEFORE INCOME TAX
      AND EXTRAORDINARY ITEM.....................     7,208    1,848             17,095    5,422
                                                    -------  -------           --------  -------
INCOME TAX
      Current....................................         6      440                 85      440
      Deferred...................................     2,482      197              5,812    1,365
                                                    -------  -------           --------  -------
      Total Income Tax Expense...................     2,488      637              5,897    1,805
                                                    -------  -------           --------  -------
 INCOME BEFORE EXTRAORDINARY ITEM................     4,720    1,211             11,198    3,617
      Extraordinary Item (Note 4)................         -      609                  -      609
                                                    -------  -------           --------  -------
 NET INCOME......................................     4,720    1,820             11,198    4,226
      Preferred stock dividends..................        73        -                 73        -
                                                    -------  -------           --------  -------
 EARNINGS AVAILABLE TO COMMON STOCK..............   $ 4,647  $ 1,820           $ 11,125  $ 4,226
                                                    =======  =======           ========  =======
EARNINGS PER COMMON SHARE
      Before extraordinary item..................     $0.26    $0.07              $0.61  $  0.22
      Extraordinary item.........................         -     0.03                  -     0.04
                                                    -------  -------           --------  -------
      Total......................................     $0.26    $0.10              $0.61  $  0.26
                                                    =======  =======           ========  =======
DIVIDENDS PER COMMON SHARE.......................    $0.075   $0.075             $0.225  $ 0.225
                                                    =======  =======           ========  =======
WEIGHTED AVERAGE COMMON
      SHARES OUTSTANDING.........................    17,620   17,518             18,104   16,462
                                                    =======  =======           ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(in thousands)
(Note 5)
                                               NINE MONTHS ENDED SEPTEMBER 30,
                                               -------------------------------
                                                       1996       1995
                                                     --------   ---------
OPERATING ACTIVITIES

 Net income........................................  $ 11,198   $   4,226
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization........    27,589      26,225
   Stock appreciation right compensation...........    (3,434)       (791)
   Performance share compensation..................       712           -
   Deferred income tax.............................     5,812       1,365
   (Gain) loss from sale of property and equity
    securities.....................................      (346)     (2,968)
   Extraordinary item..............................         -        (609)
   Other non-cash items............................       597         279
 Changes in working capital (a)....................     3,329      (3,906)
                                                     --------   ---------
 CASH PROVIDED BY OPERATING ACTIVITIES.............    45,457      23,821
                                                     --------   ---------

INVESTING ACTIVITIES

   Sale of equity securities.......................       402      16,920
   Sale of property and equipment..................    28,527       8,990
   Property acquisitions...........................   (50,549)   (124,793)
   Development costs...............................   (20,820)    (15,823)
   Investment in equity securities................    (16,093)       (123)
   Gas gathering and other additions...............    (3,602)    (36,849)
                                                     --------   ---------
   CASH USED BY INVESTING ACTIVITIES...............   (62,135)   (151,678)
                                                     --------   ---------

FINANCING ACTIVITIES

   Proceeds from long-term debt....................    98,000     180,000
   Payments on long-term debt......................   (57,700)    (82,461)
   Proceeds from common stock offering.............         -      29,450
   Preferred stock exchange costs..................      (540)          -
   Common stock dividends..........................    (4,105)     (3,586)
   Proceeds from exercise of stock options.........       826         388
   Purchase of treasury stock......................   (18,290)       (164)
                                                     --------   ---------
   CASH PROVIDED BY FINANCING ACTIVITIES...........    18,191     123,627
                                                     --------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...     1,513      (4,230)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.....     2,212       7,838
                                                     --------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD...........  $  3,725   $   3,608
                                                     ========   =========


(a) CHANGES IN WORKING CAPITAL
     Accounts receivable...........................  $    739   $  (3,643)
     Inventory.....................................      (621)      1,544
     Other current assets..........................      (207)       (338)
     Accounts payable, accrued liabilities and
      payable to Royalty Trust.....................     3,418      (1,469)
                                                     --------   ---------
    (INCREASE) DECREASE IN WORKING CAPITAL.........  $  3,329   $  (3,906)
                                                     ========   =========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
1. INTERIM FINANCIAL STATEMENTS

        The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1995, have not been audited by independent accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1996, the results of operations for the three and nine-month periods ended September 30, 1996 and 1995 and the cash flows for the nine-month periods ended September 30, 1996 and 1995. All such adjustments are of a normal recurring nature. The results for interim periods are not necessarily indicative of annual results.

        Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1995 annual report on Form 10-K.


2.      LONG-TERM DEBT

        As of September 30, 1996, outstanding bank debt was $215 million, compared with borrowing commitments under the bank loan agreement of $240 million and unused capacity of $25 million. Outstanding convertible subordinated note debt was $63.7 million at September 30, 1996. During the first nine months of 1996, the Company purchased $2.8 million principal amount of the notes at a loss of $20,000.

        The Company has issued a notice for the December 2, 1996 redemption of $31.9 million principal amount of its convertible subordinated notes. Notes called for redemption may be converted into common stock on or before November 29, 1996 at a price of $23.125 per common share (or 43.243 common shares for each $1,000 principal amount of the notes). Notes not converted into common stock will be redeemed at a price of 103.675% plus accrued interest of .452%, resulting in a maximum redemption payment of $33.2 million to be funded by bank debt. If all notes called are redeemed, the Company will recognize a $1.3 million extraordinary loss upon such redemption.

        In connection with the note redemption, bank borrowing commitments increased on November 1, 1996 to $275 million, which will be reduced to $261 million at December 31, 1997. Upon anticipated closing of acquisitions in November and December 1996 (Note 8), bank borrowing commitments will increase to $300 million, which will be reduced to $285 million at December 31, 1997. As of November 1, 1996, maturities of long-term debt are: no maturities in 1996 and 1997, $3 million in 1998, $43 million in 1999 and $44 million in 2000. Upon closing of the acquisitions in November and December 1996, and assuming all notes called are redeemed, maturities for 1997 and 1998 will increase to $15 million and $37 million, respectively.


3.      COMMITMENTS AND CONTINGENCIES

Leases

        In March 1996, the Company sold the Tyrone gas processing plant and related gathering system (acquired in August 1995) for $28 million and agreed to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. If the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company. The Company has a right of first refusal of any third party offers to buy the facility after the initial term. This transaction was recorded as a sale and an operating lease, with no gain or loss on the sale. Proceeds of the sale were used to reduce borrowings under the bank loan agreement.

Other

        In January 1996, the Company committed with a bank to enter into two interest rate swap agreements if LIBOR rates declined to specified strike rates on April 17, 1996. The Company received $500,000 as consideration for this commitment that expired unexercised on April 17, resulting in recognition of such proceeds as other income.

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


4.      EXTRAORDINARY ITEM

        The Company recognized an extraordinary gain of $609,000 (net of income tax of $314,000) in September 1995 upon the purchase and retirement of a portion of the Company's convertible subordinated notes. See also Note 2.


5.      SUPPLEMENTAL CASH FLOW INFORMATION

        The following are total interest and income tax payments during each of the periods (in thousands):

                                       Nine Months Ended September 30,
                                       -------------------------------
                                            1996             1995
                                       ---------------  --------------

               Interest..........          $10,654          $7,357
               Income tax........                6             400

        The accompanying consolidated statements of cash flows excludes the following non-cash equity transactions during the nine-month periods ended September 30, 1996 and 1995:


        - Exchange of 1,324,111 shares of common stock for 1,138,729 shares of Series A Convertible Preferred Stock in September 1996 (Note 7)
        - Grants of 6,000 fully vested performance shares to nonemployee directors in each of 1996 and 1995 (Note 6)
        - Receipt of 203,403 and 7,340 shares of common stock for the option price of exercised stock options in 1996 and 1995, respectively (Note 6)

6.      STOCK INCENTIVE PLANS

        During the nine months ended September 30, 1996, 347,070 stock incentive units granted under the 1991 Stock Incentive Plan ("Units") were exercised at a weighted average exercise price of $12.22. As a result of these exercises, the Company received proceeds of $4.2 million (including 149,191 shares of common stock valued at $3.4 million), issued 347,070 shares of common stock, paid stock appreciation right compensation of $7.1 million, purchased 21,950 treasury shares for $400,000 and withheld 104,746 treasury shares valued at $2.5 million for employee payroll taxes. Related stock appreciation right compensation expense for the nine months ended September 30, 1996 was $3.7 million, which is included in general and administrative expense in the consolidated statement of operations. As of September 30, 1996, 18,305 Units were exercisable at a weighted average exercise price of $13.89.

        During the nine months ended September 30, 1996, 90,313 stock options granted under the 1994 Stock Incentive Plan ("1994 Plan") were exercised at a weighted average price of $14.94. As a result of these exercises, the Company received as exercise proceeds 54,212 shares of common stock valued at $1.3 million, issued 90,313 shares of common stock and withheld 10,614 treasury shares valued at $260,000 for employee payroll taxes. As of September 30, 1996, 434,641 stock options under the 1994 Stock Incentive Plan were exercisable at a weighted average price of $14.94.

        In May and June 1996, 158,250 performance shares that were granted in November 1995 under the 1994 Plan became fully vested. The Company recognized compensation expense related to these performance shares of $700,000 during the first nine months of 1996 and $2.8 million in the fourth quarter of 1995. Upon vesting, 47,150 treasury shares with a value of $1 million were withheld by the Company for employee payroll taxes.

        In May 1996, the stockholders approved an increase in the number of shares available for grant under the 1994 Plan from 800,000 to 1,000,000. During the first nine months of 1996, 135,000 stock options were granted to employees and nonemployee directors and 6,000 fully vested performance shares were granted to nonemployee directors under the 1994 Plan.


7.      SERIES A CONVERTIBLE PREFERRED STOCK

        Pursuant to the Company's exchange offer, a total of 1,324,111 shares of common stock were exchanged for 1,138,729 shares of Series A Convertible Preferred Stock ("Preferred Stock") in September 1996. The Company incurred costs of $540,000 related to this exchange offer. All exchanged shares of common stock have been canceled and are authorized but unissued. Preferred Stock is recorded in the accompanying consolidated balance sheet at its liquidation preference of $25 per share.

        Cumulative dividends on Preferred Stock are paid quarterly, when declared by the Company's Board of Directors, based on an annual rate of $1.5625 per share. The Preferred Stock has no stated maturity and no sinking fund, and is not redeemable through October 15, 1999. It may be redeemed, in whole or in part, by the Company at $26.09 per share, if redeemed on or before October 15, 2000 (but only under certain circumstances), and thereafter unconditionally at prices declining ratably annually to $25.00 per share after October 15, 2006, plus dividends accrued and unpaid to the redemption date.

        The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at a rate of
 .961538 shares of common stock for each share of Preferred Stock, subject to adjustment in certain events.


8.      ACQUISITIONS

        At the end of March 1995, the Company acquired predominantly gas-producing properties in Kansas, Oklahoma and Texas from Apache Corporation for $20 million and in northwestern Oklahoma from Meridian Oil, Inc. and certain of its affiliates for $4.1 million. During the second quarter of 1995, the Company completed other acquisitions totaling approximately $7 million. These acquisitions were primarily financed with bank debt under the Company's revolving credit agreements.

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

        These acquisitions were recorded using the purchase method of accounting. The following presents pro forma results of operations for the nine months ended September 30, 1996 and 1995 and the year ended December 31, 1995 as if these acquisitions (net of related dispositions) and the 1995 common stock offering had been consummated as of January 1, 1995. These pro forma results are not necessarily indicative of future results.

                                                              Pro Forma (Unaudited)
                                                        -----------------------------------
                                                          Nine Months Ended     Year Ended
     (in thousands, except per share data)                   September 30,     December 31,
                                                        -------------------    ------------
                                                          1996         1995        1995
                                                        ----------------------------------

     Revenues.........................................  $116,437     $96,974     $131,491
                                                        ========     =======     ========

     Income before income tax and extraordinary item..  $ 17,029     $ 1,081     $(21,085)
                                                        ========     =======     ========

     Income before extraordinary item.................  $ 11,154     $   752     $(13,878)
                                                        ========     =======     ========

     Earnings available for common stock..............  $ 11,081     $ 1,361     $(13,222)
                                                        ========     =======     ========

     Earnings per common share
      Before extraordinary item.......................  $   0.61     $  0.04     $  (0.76)
                                                        ========     =======     ========
      After extraordinary item........................  $   0.61     $  0.07     $  (0.73)
                                                        ========     =======     ========

     Weighted average common shares outstanding.......    18,104      18,188       18,212
                                                        ========     =======     ========

  In July 1996, the Company announced that it would purchase up to one million units of beneficial interest in Cross Timbers Royalty Trust ("Units") as part of its acquisition program. As of September 30, 1996, the Company had purchased 292,040 Units at a cost of $3.3 million. Unit purchases, funded primarily with bank debt, are regarded by the Company as an acquisition of oil and gas properties.

        In October 1996, the Company entered into an agreement with an undisclosed party to acquire additional interests in the Enserch Acquisition properties for $13 million. Proved gas reserves are estimated to total 25 billion cubic feet for this acquisition that is expected to close in November 1996. Also in October 1996, the Company entered into an agreement to acquire producing properties in the Permian Basin of West Texas from New York Life Insurance Company and American Exploration Company for $27.5 million. The Company's internal engineers estimate proved gas reserves to be 33 billion cubic feet and proved oil reserves to be 300,000 barrels of oil. Anticipated closing of this acquisition is in December 1996. Both acquisitions will be funded by bank debt.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of September 30, 1996 and the related consolidated statements of operations for the three and nine-month periods ended September 30, 1996 and 1995, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
November 1, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1995 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
-----------------------------------
                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                         -----------------------------------------  ------------------------------------
                                                                        Increase                             Increase
                                            1996           1995         (Decrease)     1996         1995      (Decrease)
                                         ---------      ---------      -----------  ----------   ----------  -----------

     TOTAL PRODUCTION
      Oil (Bbls)...................        898,565        911,431         (1%)       2,623,616    2,654,757       (1%)
      Gas (Mcf)....................      9,761,334      8,034,676         21%       26,716,518   19,729,737       35%
      NEBs.........................      2,525,454      2,250,544         12%        7,076,369    5,943,047       19%

     AVERAGE DAILY PRODUCTION
      Oil (Bbls)...................          9,767          9,907         (1%)           9,575        9,724       (1%)
      Gas (Mcf)....................        106,101         87,333         21%           97,506       72,270       35%
      NEBs.........................         27,451         24,463         12%           25,826       21,769       19%

     AVERAGE SALES PRICE
      Oil per Bbl..................         $21.56         $16.63         30%           $20.67       $17.06       21%
      Gas per Mcf..................          $1.75          $1.26         39%            $1.80        $1.38       30%

--------------------------
     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     NEB -  Net equivalent barrel (six Mcf equal one Bbl)

        Total oil production decreased slightly from comparable 1995 periods primarily because of property dispositions, partially offset by new drilling and acquisitions. Gas production increases from the 1995 to 1996 periods are primarily attributable to the 1995 and 1996 acquisitions and the 1995 and 1996 development programs, partially offset by property dispositions and natural decline.

        Crude oil prices continued to improve during the third quarter of 1996. The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $20.79 for third quarter 1996, compared to $16.13 for third quarter 1995. The Company's average oil price includes oil marketing margins which are partially offset by lower priced sour crude sales and transportation charges.

        Natural gas prices were relatively weak in 1995 until cold weather and low storage levels caused prices to improve in November 1995 and remain strong until summer 1996. Milder than normal summer temperatures temporarily weakened prices through September, but they have recently rebounded. The greatest relative improvement in gas prices has been in the Rocky Mountain area where prices have increased from approximately $1.10 per Mcf in spring 1996 to recent prices above $2.00 per Mcf. The Company generally expects gas prices for the remainder of 1996 to be higher than comparable 1995 periods.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1996 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1995

        Third quarter 1996 net income was $4.6 million compared to $1.8 million for the third quarter of 1995. Improved earnings are primarily the result of higher oil and gas prices and increased gas production.

        Total revenues for the 1996 quarter were $39.2 million, a 40% increase over third quarter 1995 revenues of $28.1 million. Oil revenue increased $4.2 million (28%) primarily because of the 30% increase in oil prices. Gas revenue increased $6.9 million (69%) as a result of the 21% increase in gas production and the 39% price increase.

        Gas gathering, processing and marketing revenues increased $300,000 primarily because of the gross profit from the Tyrone gas processing plant and related gathering system ("Tyrone plant") that was acquired as part of the Santa Fe Acquisition in August 1995. Other revenues of $300,000 for third quarter 1996 include a $200,000 gain on sale of producing properties.

        Expenses for the third quarter of 1996 totaled $32 million as compared to $26.2 million for third quarter 1995. Production expense increased $800,000 (8%) primarily because of the 1995 and 1996 acquisitions, partially offset by lower remedial workover costs. Depreciation, depletion and amortization ("DD&A") decreased $200,000 (2%) because of the effects of increased estimated proved reserves at January 1, 1996, the sale of the Tyrone plant in March 1996 and the impairment reserve recorded upon adoption of Statement of Financial Accounting Standards No. 121 ("SFAS 121") in fourth quarter 1995, which more than offset the increases related to the 1995 and 1996 acquisitions.

        Third quarter general and administrative expense increased from $200,000 in 1995 to $2.5 million in 1996 primarily because of a third quarter 1995 reduction in stock appreciation right ("SAR") compensation of $1.2 million.
This reduction in stock incentive compensation was the result of a decrease in the Company's common stock price during the quarter. Virtually all stock options with SARs were exercised as of June 30, 1996; therefore, the impact of SAR compensation on third quarter 1996 net income was not significant and should not be significant in the future. The remaining increase in general and administrative expense is due to Company growth.

        Taxes on production and property increased $700,000 (31%) over the third quarter of 1995 primarily because of increased oil and gas revenues. Net interest expense increased $1 million (29%) primarily because of a 26% increase in weighted average borrowings to fund 1996 producing property acquisitions, investment in equity securities and treasury stock purchases. Gas gathering and processing expense increased $1.2 million as a result of Tyrone plant lease rentals that began in April 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1995

        Net income for the nine months ended September 30, 1996 was $11.1 million, compared to $4.2 million for the same 1995 period. Improved earnings were primarily the result of higher oil and gas prices, increased gas production and improved gas marketing margins.

        Total revenues for the first nine months of 1996 were $112 million, or 40% higher than revenues for the first nine months of 1995. Oil revenue increased $8.9 million (20%) primarily as the result of the 21% increase in prices. Gas revenue increased $20.9 million (77%) because of the 30% price increase combined with the 35% increase in production.

        Gas gathering, processing and marketing revenues increased $4.3 million because of improved gas marketing margins and the gross profit from the Tyrone plant that was acquired as part of the Santa Fe Acquisition in August 1995. Other revenues of $1 million for the first nine months of 1996 include recognition of interest rate swap commitment income of $500,000 (see Note 3 to Consolidated Financial Statements) and a $300,000 gain on sale of producing properties. Other revenues of $3.3 million in 1995 include a $1.6 million gain realized on sale of equity securities and an $1.4 million gain on sale of producing properties.

        Expenses for the nine months ended September 30, 1996 totaled $94.9 million, or 27% above total expenses for the first nine months of 1995. Production expense increased $3.5 million (14%) primarily as a result of the 1995 and 1996 acquisitions. DD&A expense increased $1.4 million (5%) as a result of the 1995 and 1996 acquisitions, partially offset by the effects of increased estimated proved reserves at January 1, 1996, the sale of the Tyrone plant and the impairment reserve recorded upon adoption of SFAS 121 in fourth quarter 1995.

        General and administrative expense for the first nine months increased from $5.2 million in 1995 to $12.1 million in 1996 primarily because of stock incentive compensation of $4.4 million incurred in the 1996 period compared to a $400,000 reduction in stock incentive compensation in 1995. Stock incentive compensation for the first nine months of 1996 includes SAR compensation of $3.7 million and performance share compensation of $700,000. Increased stock incentive compensation is primarily because of increases in the Company's common stock price during the first half of 1996 and resulting stock option exercises and performance share vesting. Virtually all stock options with SARs were exercised as of June 30, 1996; therefore, the impact of SAR compensation on future periods should not be significant. The remaining increase in general and administrative expense is attributable to Company growth.

        Taxes on production and property increased $1.6 million (23%) primarily because of increased oil and gas revenues. Net interest expense increased $3.6 million (42%) primarily as a result of a 37% increase in weighted average borrowings that were used to fund capital expenditures and treasury stock purchases. Gas gathering and processing expense increased $2.9 million primarily because of Tyrone plant lease rentals that began in April following the sale of the plant in March 1996.


COMPARATIVE EXPENSES PER NET EQUIVALENT BARREL OF PRODUCTION

        The following are expenses on a net equivalent barrel (NEB) basis:

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                         -----------------------------------------  ----------------------------------
                                                                        Increase                             Increase
                                            1996           1995         (Decrease)     1996       1995      (Decrease)
                                         ---------      ---------      -----------  ---------  ---------    ----------
Production..........................        $3.96         $4.09            (3%)       $4.12      $4.32          (5%)
Taxes on production and property....         1.19          1.02            17%         1.20       1.16           3%
Depreciation, depletion and
  amortization (DD&A) (a)...........         3.54          4.08           (13%)        3.58       4.14         (14%)
General and administrative (G&A)....         1.00          0.11           810%         1.72       0.88          95%
Interest............................         1.79          1.56            15%         1.71       1.43          20%

        ----------------------
        (a) Includes only DD&A directly related to oil and gas production.

        Although total expenses have increased from 1995 to 1996, expenses per NEB (as shown above) have generally remained stable over these periods. The following are explanations of the more significant variances:

        Production- Decreased production expense per NEB is primarily because of lower operating costs of gas-producing properties acquired in 1995 and 1996, and lower remedial workover costs.

        Taxes on production and property- Increased taxes per NEB are primarily because of an increase in gas revenue that is taxed at a higher rate.

        DD&A-   Decreased DD&A per NEB is attributable to increased proved reserve estimates at January 1, 1996 and reduced depletable costs resulting from the $20.3 million impairment provision recorded in fourth quarter 1995 upon adoption of SFAS 121.

        G&A- Increased G&A per NEB is primarily because of stock incentive compensation. Excluding stock incentive compensation, G&A per NEB was $1.00 and $.65 for the quarters ended September 30, 1996 and 1995, respectively, and was $1.10 and $.94 per NEB for the first nine months of 1996 and 1995, respectively.

        Interest- Increased interest per NEB is primarily the result of financing expenditures for other than oil and gas producing properties (investment in equity securities and treasury stock purchases) with borrowings under the Company's bank credit facilities.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL

        Cash provided by operating activities was $45.5 million for the first nine months of 1996 as compared to $23.8 million for the comparable 1995 period. Operating cash flow (defined as cash provided by operating activities before changes in working capital) increased 52% from $27.7 million for the first nine months of 1995 to $42.1 million for the same 1996 period. SAR payments, resulting from stock option exercises, decreased operating cash flow for the first nine months of 1996 by approximately $7 million. Virtually all stock options with SARs were exercised as of June 30, 1996; therefore, the impact of SAR payments on future operating cash flows is not expected to be significant.

        During the nine months ended September 30, 1996, $45.5 million cash provided by operating activities, $28.9 million from the sale of assets, net borrowings of long-term debt of $40.3 million, and $800,000 from stock option exercises were used to fund property acquisitions, development costs and other capital additions of $91.1 million, dividends of $4.1 million, purchases of treasury stock of $18.3 million and preferred stock offering costs of $500,000. The resulting increase in cash and cash equivalents for the period was $1.5 million.

        Total current liabilities at September 30, 1996 increased $3.9 million from the prior year-end, primarily because of an increase in accounts payable and accrued liabilities related to drilling and development activity. Accrued stock incentive compensation decreased $3.4 million as a result of significant stock option exercises in the second quarter of 1996. The $1.2 million decline in the current deferred income tax benefit is also related to these stock option exercises.


ACQUISITIONS, DISPOSITIONS AND DEVELOPMENT

        Through September 30, the Company's 1996 cash expenditures for exploitation and development were $20.8 million as compared to $15.8 million for the same 1995 period. Exploitation and development costs incurred for 1996 through September 30 totaled $24.9 million. Although actual exploitation and development expenditures may vary significantly due to many factors, the Company anticipates its 1996 expenditures for exploitation and development activities to approximate its increased budget of $40 million as approved by the Board of Directors in May 1996. Such expenditures are expected to be funded by cash flow from operations.

        During the first nine months of 1996, the Company's purchases of equity securities (for non-trading purposes) totaled $16.1 million. Proceeds from sales of equity securities during the first nine months of 1996 totaled $400,000, resulting in a nominal gain.

        In May 1996, the Company also announced expected increases in its 1997 development expenditures to $60 to $80 million, and plans to make strategic acquisitions totaling $120 million over the following 18 months, including purchases of up to two million shares of the Company's common stock as treasury stock purchases. As of the end of September, 639,390 treasury shares had been purchased for $14.1 million. In July 1996, the Company announced that it would also purchase up to one million units of beneficial interest in Cross Timbers Royalty Trust ("Units") as part of its acquisition program. As of September 30, 1996, the Company had purchased 292,040 Units at a total cost of $3.3 million. Unit purchases, funded primarily with bank debt, are regarded by the Company as an acquisition of oil and gas properties.

        In March 1996, the Company sold the Tyrone plant for $28 million and agreed to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. Proceeds of the sale were used to reduce bank debt.

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

        In October 1996, the Company entered into an agreement with an undisclosed party to acquire additional interests in the Enserch Acquisition properties for $13 million. Proved gas reserves are estimated to total 25 billion cubic feet for this acquisition that is expected to close in November 1996. Also in October 1996, the Company entered into an agreement to acquire producing properties in the Permian Basin of West Texas from New York Life Insurance Company and American Exploration Company for $27.5 million. The Company's internal engineers estimate proved gas reserves to be 33 billion cubic feet and proved oil reserves to be 300,000 barrels of oil. Anticipated closing of this acquisition is in December 1996. Both acquisitions will be funded by bank debt.

        As of the end of September, the Company had completed drilling 22 oil wells and 29 gas wells in 1996. A total of 95 recompletions and workovers were also completed in the first nine months of the year. Results of 1996 development and exploitation activity to date have met management's expectations.

        Twelve wells have been completed under the Prentice Northeast Unit 1996 infill drilling program. Because these wells have exceeded expectations, the Company plans to drill 16 additional wells in this Unit by year-end.

        Two rigs are currently drilling in Major County where the Company expects to complete 26 wells by year-end. The Company also has drilled two wells and plans to drill eight additional wells by year-end in the Fontenelle Unit, located in the Green River Basin of southwestern Wyoming.


DEBT AND EQUITY

        During the first nine months of 1996, long-term debt increased $40.2 million, reflecting an increase in bank borrowings of $43 million and a reduction in convertible subordinated note borrowings of $2.8 million. Bank debt increases that funded capital acquisitions and treasury stock purchases were partially offset by the application of proceeds from the sale of the Tyrone plant in March 1996.

        Pursuant to the Company's exchange offer, a total of 1,324,111 shares of common stock were exchanged for 1,138,729 shares of Series A Convertible Preferred Stock ("Preferred Stock") in September 1996. The Preferred Stock will have a liquidation preference of $25 per share and will pay cumulative cash dividends quarterly based on an annual rate of $1.5625 per share. The Company incurred costs of $540,000 related to this exchange offer.

        The Company has issued a notice for the redemption of $31.9 million principal amount of its convertible subordinated notes on December 2, 1996. Notes called for redemption may be converted into common stock on or before November 29, 1996 at a price of $23.125 per common share (or 43.243 common shares for each $1,000 principal amount of the notes). If all notes called for redemption are converted, the Company will issue 1,378,000 additional common shares, bringing total outstanding common shares to approximately 17.6 million. Notes not converted into common stock will be redeemed at a price of 103.675% plus accrued interest of .452%, resulting in a maximum redemption payment of $33.2 million to be funded by bank debt. If all notes called are redeemed, the Company will recognize a $1.3 million extraordinary loss upon such redemption.

        In connection with the note redemption, bank borrowing commitments increased on November 1, 1996 to $275 million. Upon anticipated closing of acquisitions in November and December 1996, bank borrowing commitments will increase to $300 million. See Note 2 to Consolidated Financial Statements.

        Stockholders' equity at September 30, 1996 decreased $9.4 million from year-end as a result of treasury stock additions of $23 million, dividends of $4.1 million and an unrealized loss of $900,000 (net of deferred taxes of $500,000) in the investment in equity securities. These decreases in equity were partially offset by year-to-date net income of $11.2 million and net common and preferred stock increases of $7.4 million resulting primarily from stock option exercises.


DIVIDENDS

        In August 1996, the Board of Directors of the Company declared a third quarter dividend of $.075 per common share, or a total of $1.2 million, to be paid in October 1996 to shareholders of record on September 30, 1996. This dividend is at the same quarterly rate paid by the Company or its predecessors since September 1992.

        Cumulative dividends on preferred stock are paid quarterly, when declared by the Company's Board of Directors, based on an annual rate of $1.5625 per share. The first scheduled preferred stock dividend payment on January 15, 1997 will be approximately $500,000.

                              P A R T  I I.    O T H E R   I N F O R M A T I O N

ITEM 1. LEGAL PROCEEDINGS

        Reference is hereby made to the description of a class action lawsuit filed against the Company in June 1996, included in the Company's Form 10-Q for the quarter ended June 30, 1996. See Part I, Note 3 to Consolidated Financial Statements.

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


ITEMS 2. THROUGH 4.

        Not applicable.


ITEM 5. OTHER INFORMATION.

        On November 1, 1996, the Company issued a notice for the December 2, 1996 redemption of $31.9 million principal amount of its convertible subordinated notes. Notes called for redemption may be converted into common stock on or before November 29, 1996 at a price of $23.125 per common share (or
43.243 common shares for each $1,000 principal amount of the notes). If all notes called for redemption are converted, the Company will issue 1,378,000 additional common shares, bringing total outstanding common shares to approximately 17.6 million. Notes not converted into common stock will be redeemed at a price of 103.675% plus accrued interest of .452%. If the price of the Company's common stock is $24.125 per share or higher, note holders who elect to convert will receive common stock having a greater market value than the cash receivable upon redemption.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

          Exhibit Number
          and Description                                                Page
          ---------------                                                ----

          15 Letter re unaudited interim financial information

             15.1  Awareness letter of Arthur Andersen LLP                19


   (b)  Reports on Form 8-K

          None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       CROSS TIMBERS OIL COMPANY


Date:  November 13, 1996               By         BENNIE G. KNIFFEN
                                         -------------------------------------
                                                  Bennie G. Kniffen
                                          Senior Vice President and Controller
                                            (Principal Accounting Officer and
                                                 Duly Authorized Officer)