Form 10-K
period 1996-12-31
CROSS TIMBERS OIL CO
filed 1997-03-19
CIK 868809

                                     1996
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  DECEMBER 31, 1996
                                            -----------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission File Number:  1-10662
                                                -------


                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)

                                              810 Houston Street,
                                                  Suite 2000,
    Delaware            75-2347769             Fort Worth, Texas        76102
----------------     -------------------     ---------------------   ----------
(State or other      (I.R.S. Employer        (Address of principal   (Zip Code)
jurisdiction of     Identification No.)        executive offices)
incorporation or
  organization)

       Registrant's telephone number, including area code (817) 870-2800
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class           Name of Each Exchange on Which Registered
------------------------------------   -----------------------------------------
    Common stock, $.01 par value               New York Stock Exchange
Series A convertible preferred stock,          New York Stock Exchange
            $.01 par value

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

              Aggregate market value of the voting stock held by
             nonaffiliates of the Registrant as of March 11, 1997
                        was approximately $493 million

 Number of Shares of Common Stock outstanding as of March 11, 1997 - 17,877,929
                                                                     ----------

(As restated for the three-for-two stock split effective March 19,
 1997 - 26,816,893)
        ----------

                      DOCUMENTS INCORPORATED BY REFERENCE
                       (To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1997.
================================================================================

                           CROSS TIMBERS OIL COMPANY
                        1996 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

  ITEM                                                                      PAGE
  ----                                                                      ----

                                    PART I

1. and 2.  Business and Properties........................................   1
   3.      Legal Proceedings..............................................  12
   4.      Submission of Matters to a Vote of Security Holders............  12

                                    PART II

   5.      Market for Registrant's Common Equity and Related
             Stockholder Matters..........................................  13
   6.      Selected Financial Data........................................  14
   7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................  16
   8.      Financial Statements and Supplementary Data....................  24
   9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................  24

                                   PART III

   10.     Directors and Executive Officers of the Registrant.............  24
   11.     Executive Compensation.........................................  24
   12.     Security Ownership of Certain Beneficial Owners and Management.  24
   13.     Certain Relationships and Related Transactions.................  24

                                    PART IV

   14.     Exhibits, Financial Statement Schedules and Reports on
             Form 8-K.....................................................  25

                                    PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

  Cross Timbers Oil Company and its wholly owned subsidiaries ("the Company") are engaged in the acquisition, development, exploitation and exploration of producing oil and gas properties, and in the production, processing, marketing and transportation of oil and natural gas. The Company has grown primarily through acquisitions of proved oil and gas reserves, followed by development and exploitation activities and strategic acquisitions of additional interests in or near such acquired properties. The Company's proved reserves are principally located in relatively long-lived fields with well-established production histories concentrated in western Oklahoma, the Permian Basin of West Texas and New Mexico, the Hugoton Field of Oklahoma and Kansas, and the Green River Basin of Wyoming.

  The Company's estimated proved reserves at December 31, 1996 were 42.4 million barrels ("Bbls") of oil and 540.5 billion cubic feet ("Bcf") of natural gas, as compared to December 31, 1995 proved reserves of 40 million Bbls and 358.1 Bcf. Increased proved reserves during 1996 are primarily the result of predominantly gas-producing property acquisitions and development and exploitation activities, partially offset by production. During 1996, the Company's daily oil and gas production averaged 9,584 Bbls and 101,845 Mcf. Fourth quarter 1996 daily oil and gas production averaged 9,611 Bbls and 114,769 Mcf.

  The Company's properties are characterized by relatively long reserve life and highly predictable well production profiles. Based on December 31, 1996 proved reserves and projected 1997 production, the average reserve-to-production index of the Company's proved reserves is 12.4 years. In general, the Company's properties have extensive production histories and production enhancement opportunities. While the Company's properties are geographically diversified, the producing fields are concentrated within core areas, allowing for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. By operating the majority of its properties, the Company can control expenses, capital allocation and the timing of development and exploitation activities in its fields, thus allowing the Company to reduce production costs of acquired properties.

  The Company has generated a substantial inventory of approximately 630 potential development drilling locations within its existing properties (of which 156 have been attributed proved undeveloped reserves), to support future net reserve additions. Approximately 200 of these locations will require certain regulatory approvals and legislation in Oklahoma prior to drilling.

  The Company employs a disciplined acquisition program refined by senior management to augment its core properties and expand its reserve base. The Company's engineers and geologists use their expertise and experience gained through the management of existing core properties to target properties to be acquired with similar geological and reservoir characteristics.

  A subsidiary of the Company operates a gas gathering system in Major County, Oklahoma, where a significant portion of the Company's gas is produced. Since August 1, 1995, another subsidiary of the Company also operates a gas gathering system and a gas processing plant in the Hugoton Field of Kansas and Oklahoma.

  Most of the Company's production is sold at market-responsive prices. The Company also markets its oil and gas, including sales of gas under forward sales contracts. The Company occasionally uses futures contracts to hedge pricing risks.

History of the Company

  Cross Timbers Oil Company was incorporated in Delaware in 1990 to act as the managing general partner of Cross Timbers Oil Company, L.P. ("Partnership"), and ultimately to acquire the business and properties of the Partnership. The Partnership was formed to combine in February 1991 the business and operations of six limited partnerships and two corporations that were founded between 1986 and 1989. On May 18, 1993, the Partnership exchanged its common units of ownership for an equal number of shares of common stock in Cross Timbers Oil Company and the Company sold 3.7 million shares of common stock in its initial public offering.

  During 1991, predecessors of the Company formed Cross Timbers Royalty Trust ("Royalty Trust") by carving net profits interests out of substantially all the royalty and overriding royalty interests that the Company's predecessors then owned in Texas, New Mexico and Oklahoma, and certain nonoperated working interest properties in Texas and Oklahoma. The Company makes monthly net profits payments to the Royalty Trust based on revenues received and costs disbursed for the properties from which the net profits interests were carved. Royalty Trust units of beneficial interest ("Units") are listed on the New York Stock Exchange under the symbol "CRT." From July through December 1996, the Company acquired 16% of the outstanding Royalty Trust Units. In January 1997, after acquiring a total of one million Units, the Board of Directors authorized the purchase of up to one million additional Units.

Current Operating Environment

  The oil and gas industry is affected by many factors that the Company generally cannot control. Crude oil prices are generally determined by global supply and demand. After hitting a five-year low at the end of 1993, oil prices have since continued to improve, primarily as a result of an improved global economy, continued sanctions against Iraq and OPEC's decision to maintain production quotas. Despite partial resumption of Iraqi exports, 1996 oil prices reached their highest levels since the Persian Gulf War in 1990.

  Natural gas prices are influenced by national and regional supply and demand. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Gas prices were adversely impacted in 1995 as a result of the winter of 1994/1995 being one of the warmest of the century. Prices began to increase in fourth quarter 1995 when low storage levels were strained by unexpected cold weather. During 1996, U. S. gas consumption reached record highs, and prices were at their highest level since 1985.

Business Strategy

  The primary components of the Company's business strategy are (i) acquiring long-lived, operated oil and gas properties, (ii) increasing production and reserves through aggressive management of operations and through development, exploitation and exploration activities, and (iii) retaining management and technical staff that have substantial experience in the Company's core areas.

  Acquiring Long-Lived, Operated Properties. The Company seeks to acquire long-lived, onshore operated producing properties that (i) contain complex multiple-producing horizons with the potential for increases in reserves and production,
(ii) are in the Company's core operating areas or in areas with similar geologic and reservoir characteristics and (iii) present opportunities to reduce expenses through more efficient operations. The Company believes that the properties it acquires provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, workovers, behind-pipe completions, secondary recovery operations, new development wells and other exploitation activities. The Company also seeks to acquire facilities related to gathering, processing, marketing and transporting oil and gas in areas where it owns reserves. Such facilities can enhance profitability, reduce gathering, processing, marketing and transportation costs, provide marketing flexibility and give the Company access to additional markets. The Company's ability to successfully purchase properties is dependent upon, among other things, competition for such purchases and the availability of cash resources.

  Increasing Production and Reserves. A principal component of the Company's strategy is to increase production and reserves through aggressive management of operations and through development, exploitation and exploration. The Company believes that its principal properties possess geologic and reservoir characteristics that make them well suited for production increases through low-risk exploitation and drilling programs. The Company has generated an inventory of approximately 630 potential drilling locations for this program. Additionally, the Company reviews operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying surface facilities and conducting restimulations and recompletions. The Company may also initiate, upgrade or revise existing secondary recovery operations and drill development wells.

  The Company's strategy has evolved to include allocation of 10% to 20% of its annual capital budget (excluding acquisitions) to higher-risk projects, including step-out development drilling, trend extensions and exploration. The Company attempts to select projects that it believes will have the potential to add substantially to proved reserves and cash flow. Although it has not historically engaged in significant exploratory activities, the Company believes that it can prudently and successfully add growth potential through exploratory activities given improved technology, its experienced technical staff and its expanded base of operations.

  Experienced Management and Technical Staff. Most of the Company's senior management and technical staff have worked together for over 20 years and have substantial experience in the Company's core operating areas. Bob R. Simpson and Steffen E. Palko, who were co-founders of the Company and its predecessors, were previously executive officers of Southland Royalty Company, one of the largest U.S. independent oil and gas producers prior to its acquisition by Burlington Northern, Inc. in 1985.

  Other Strategies. The Company may also acquire working interests in producing properties that do not include the right to operate such properties ("nonoperated interests") if such interests otherwise meet its acquisition criteria. The Company attempts to acquire nonoperated interests in fields that are operated by major or established independent oil companies, where such fields represent a significant investment to the operator and are therefore more likely to be carefully managed by it. The Company may also acquire nonoperated interests with the intent of ultimately aggregating, through future acquisitions, sufficient interests to obtain the right to operate the properties. The Company attempts to acquire nonoperated interests where geologic conditions indicate the potential for undeveloped reserves that the operator will exploit.

  The Company also attempts to acquire a portion of its oil and gas reserves in the form of royalty interests. Royalty interests offer less exposure to operational liabilities because they do not participate in operating activities and do not bear production or development costs. However, royalty interests typically allow only limited influence on the operation or development of properties.

  Business Goals. In May 1996, the Company announced the increase in its 1996 development budget to $40 million, and in February 1997, announced its 1997 capital budget of $120 million. The 1997 budget includes $70 million for the Company's ongoing development program and $50 million for the Company's base acquisition budget. If attractive acquisition opportunities arise during 1997, the Company could significantly exceed its base acquisition budget. The Company plans to allocate up to 20% of the development expenditures to higher-risk projects, including step-out development wells and exploratory drilling. Selected projects must have the ability to add three to ten million barrels of oil equivalent ("BOE") to the Company's proved reserves and to substantially increase its cash flow.

  The Company's goal in accelerating capital expenditures and strategic acquisitions is to increase 1997 cash flow to $5.50 per common share ($3.67 on a post three-for-two split basis). Proved reserves at year-end 1997 are targeted at 5.4 BOE per share, up 50% from 3.6 BOE at the beginning of 1996. Development expenditures will be funded from internally generated sources, while strategic acquisitions will be funded by a combination of cash flow from operations and bank borrowings. Proceeds from public equity and debt transactions may also be utilized to finance acquisitions. The Company expects to complete this plan with the same relative level of debt that it currently employs, about $2.20 per BOE proved reserves, which the Company believes provides the optimal capital structure.

ACQUISITIONS

  During 1995, the Company acquired predominantly gas-producing properties for a total cost of $131 million, and a gas processing plant and gathering facility for $29 million. The Santa Fe Acquisition, the largest of these acquisitions, closed on August 1, 1995 and consisted of mostly operated properties, a gas processing plant and gathering system in the Hugoton Field of Kansas and Oklahoma. The 1995 acquisitions increased proved reserves by approximately 3 million Bbls and 171 Bcf.

  During 1996, the Company acquired predominantly gas-producing properties for a total cost of $110 million. The Enserch Acquisition, the largest of these acquisitions, closed in July 1996 at a cost of $39.4 million and primarily consisted of operated interests in the Green River Basin of southwestern Wyoming. In November 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, at a cost of $12.5 million. In December 1996, the Company acquired primarily operated interests in gas-producing properties in the Ozona area of the Permian Basin of West Texas for $28 million. From July through December 1996, the Company acquired 16% of the publicly traded outstanding units of beneficial interest in Cross Timbers Royalty Trust at a total cost of $12.8 million. The 1996 acquisitions increased proved reserves by approximately 1.6 million Bbls and 153.4 Bcf.

SIGNIFICANT PROPERTIES

  The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by the Company's major operating areas at December 31, 1996 (in thousands):

                                                                Discounted
                               Proved Reserves                 Present Value
                       --------------------------------    before Income Tax of
                          Oil (Bbl)        Gas (Mcf)          Proved Reserves
                       ----------------  --------------    ---------------------

     Permian Basin...       31,274            77,655       $346,520        36.6%
     Mid-Continent...        8,512           165,334        306,730        32.4%
     Hugoton.........          362           161,318        167,160        17.7%
     Rocky Mountain..        1,673           127,554        107,269        11.3%
     Other (a).......          619             8,677         18,471         2.0%
                            ------           -------       --------        ----

     Total...........       42,440           540,538       $946,150       100.0%
                            ======           =======       ========       =====

  (a) Includes 396,000 Bbls and 6,431,000 Mcf and discounted present value before income tax of $12,242,000 related to the Company's 16% ownership of Royalty Trust Units at December 31, 1996.

PERMIAN BASIN AREA

  Prentice Field. The Prentice Field is located in Terry and Yoakum Counties, Texas. In 1993, the Company acquired its initial interest in the Prentice Northeast Unit in three separate transactions, accumulating a 62.1% interest.
In January 1994, the Company purchased an additional 29.4% interest in the Prentice Northeast Unit, increasing the Company's total ownership to 91.5%. The Company assumed operations of the Unit effective March 1, 1994. Current net production from the 153-well Unit is approximately 2,650 Bbls of oil and 580 Mcf of gas per day. The Company also owns an interest in 80 gross (1.7 net) nonoperated wells.

  Discovered in 1950, the Prentice Field produces from carbonate reservoirs in the Clear Fork and Glorieta formations at depths ranging from 6,000 to 7,000 feet. The Prentice Field has been separated into several waterflood units for secondary recovery operations. The Prentice Northeast Unit was formed in 1964 with waterflood operations commencing a year later. Development potential exists through infill drilling and improvement of waterflood efficiency. Tertiary recovery potential also exists through carbon dioxide flooding.

  During 1996, the Company drilled 28 development wells in the Prentice Northeast Unit. The Company plans to drill a total of 31 wells during 1997. Twenty-six of these wells are 10-acre infill wells based on the success of the 1996 program. The remaining five wells are 20-acre wells strategically located to test the deeper reservoirs discovered in 1995.

  Russell Field. The Russell Field is located in Gaines County, Texas. The Company owns an interest in 25 gross (23.4 net) wells that it operates and 139 gross (43.6 net) wells operated by others. Current net daily oil and gas production is approximately 990 Bbls and 530 Mcf.

  The Russell Field, discovered in 1943, produces from the San Andres,
Glorieta, Middle Clear Fork and Devonian formations at depths ranging from 4,800 to 10,800 feet. Exploitation potential exists through restimulations, recompletions, infill drilling, and the implementation of secondary recovery operations in the Middle Clear Fork and San Andres formations.

  During 1996, the Company performed four recompletions to the Glorieta and San Andres formations. The Company and its working interest partners plan to drill five Middle Clear Fork and Glorieta wells during 1997.

  Ozona Area. The Company acquired interests in 1996 in the Henderson, Ozona, and Davidson Ranch fields located in Crockett County, Texas. The Company acquired interests in 88 gross (49.1 net) wells that it operates and 124 gross (26.3 net) wells operated by others. Current net daily production is approximately 8.1 MMcf and 43 Bbls.

  Oil and gas were first discovered in the Ozona area in 1962. Production is from the Pennsylvanian Canyon sandstones and Strawn carbonates at depths ranging from 6,500 to 9,000 feet. Development potential for this area includes infill drilling, field extension and delineation drilling, and the possibility of horizontal drilling in the Strawn Formation.

  During 1997, the Company plans to drill a total of 32 wells which are equally divided between the Henderson and Ozona Fields. This will be one of the most active gas development areas in the Company.

  University Block 9. The University Block 9 Field is located in Andrews County, Texas. The Company owns an interest in 36 gross (30.1 net) wells that it operates. Current net daily production is approximately 700 Bbls of oil and 750 Mcf of gas.

  The University Block 9 Field was discovered in 1953. Productive zones are of Wolfcamp, Pennsylvanian, and Devonian age at 8,400, 8,700 and 10,400 feet, respectively. The Company recently completed an acquisition which gave it 100% working interest and operation of the Wolfcamp Unit, Penn Unit, and 13 of the 14 active Devonian wells. Development potential includes proper wellbore utilization, recompletions, infill drilling and improvement of waterflood efficiency.

  During 1996, the Company drilled 2 gross (2 net) Devonian wells. During 1997, the Company plans to drill 15 wells, making this field one of the most active oil development areas in the Company.

MID-CONTINENT AREA

  Major County Area. The Company is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, Oklahoma. The Company operates 426 gross (364.2 net) wells and has an interest in 199 gross (45.4 net) wells operated by others. Current net daily oil and gas production is approximately 930 Bbls and 32,700 Mcf.

  Oil and gas were first discovered in the Major County area in 1945. The fields in the Major County area are located in the Anadarko Basin and are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

  The Company develops the Major County area primarily through mechanical improvements, restimulations, recompletions to shallower zones and development drilling. During 1996, the Company participated in the drilling of 33 gross wells and has budgeted 21 gross (11.1 net) wells in Major County for 1997. The primary area for drilling during 1997 is located in the western portion of the County and will target the Mississippian and Chester formations.

  A subsidiary of the Company operates a gathering system and pipeline in the Major County area. The gathering system collects gas from 425 wells through 300 miles of pipeline in the Major County area. The gathering system has current throughput of approximately 30,000 Mcf per day, 70% of which is produced from Company operated wells. Estimated capacity of the gathering system is 40,000 Mcf per day. Gas is delivered to a processing plant owned and operated by a third party, and then transmitted by a 26-mile Company-operated pipeline to connections with other pipelines.

  Since 1994, the Company has operated its Major County gathering system. Through its direct maintenance and management, the Company has achieved operating cost reductions and improved reliability. During 1994 and 1995, the gathering system was converted from centralized to field compression through the installation of four field compression stations. Field compression has allowed the system to operate more efficiently and to expand into previously inaccessible areas.

  Elk City Field. The Elk City Field is located in Beckham and Washita Counties of western Oklahoma. The Company operates the Elk City Unit with 35 gross (31.6 net) wells and owns an interest in 9 gross (1.5 net) wells operated by others. Current net production of the Elk City Field is approximately 180 Bbls of oil and 5,200 Mcf of gas per day.

  The Elk City Field was discovered in 1947 and has been extensively developed. Production is from the Hoxbar (9,500 feet), Atoka (13,100 feet) and Morrow (15,500 feet) zones. The Company's primary development activities in this field have been to initiate mechanical efficiencies and to recomplete additional productive intervals. Recompletions and zone isolations have been successful and additional opportunities for these types of workovers remain in the field. Recent recompletions to the Atoka Formation have resulted in significant reserve additions. There are several other deep wellbores with similar recompletion potential.

HUGOTON AREA

  The Hugoton Field, discovered in 1922, covers parts of Texas, Oklahoma and Kansas and is the largest gas field in the United States. It is estimated that 5 million productive acres exist in the entire field. The Company owns an interest in 349 gross (327.9 net) wells that it operates and 116 gross (25.8 net) wells operated by others. Current net production averages approximately 34,400 Mcf of gas per day and 110 Bbls of oil per day.

  Approximately 70% of the Company's Hugoton gas production is delivered to the Tyrone Plant, a gas processing plant operated by the Company. In May 1996, the Company completed the installation of a field compressor on the southern end of the Tyrone gathering system. This unit compresses gas from forty-four wells, thirty-one of which are owned by the Company, and has resulted in a significant production increase. The Company also completed the installation and start-up of a residue compressor and 11.5 miles of high pressure residue pipeline during August 1996. The installation of these facilities allows the Company to operate the Tyrone Plant more efficiently and allows access to three additional interstate pipelines.

  While much of the Kansas portion of the Hugoton Field has been infill drilled on 320-acre spacing, the Company believes that there are up to 50 additional potential infill drilling locations. The Oklahoma portion is drilled on 640-acre spacing. The Company believes that there are approximately 200 potential infill drilling locations, subject to regulatory approval and possibly new legislation being enacted in Oklahoma.

  During 1996, the Company installed artificial lift on 53 wells along with drilling five gross (4.8 net) wells in the Kansas portion of the Hugoton Field. The Company plans to drill 10 wells to the Council Grove and Chase formations during 1997.

ROCKY MOUNTAIN AREA

  Green River Basin. The Green River Basin is located in southwestern Wyoming. The Company acquired interests in 110 gross (100.2 net) wells that it operates and 37 gross (8.3 net) wells operated by others in the Fontenelle, Nitchie Gulch and Pine Canyon fields during 1996. Current net daily production is approximately 18.5 MMcf of gas and 70 Bbls of oil.

  Gas production was discovered in the Fontenelle area in the early 1970's. The producing reservoirs are the Cretaceous Frontier and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. Exploitation potential for the fields in this area include restimulations, recompletions and development drilling.

  During 1996, the Company drilled 10 gross (9.8 net) wells of which eight were completed in 1996 with the remaining two wells being completed in early 1997. The Company plans to drill approximately 30 wells during 1997, targeting the Frontier Formation, making this one of the Company's most active development areas.

RESERVES

  The following are estimated quantities of proved reserves and cash flows therefrom as of December 31, 1996, 1995 and 1994:

                                                     December 31
                                            ------------------------------
                                               1996       1995      1994
                                            ----------  --------  --------
                                                     (in thousands)
     Proved developed:
      Oil (Bbls)..........................      31,883    28,946    26,948
      Gas (Mcf)...........................     466,412   320,230   164,169
     Proved undeveloped:
      Oil (Bbls)..........................      10,557    11,042     6,633
      Gas (Mcf)...........................      74,126    37,840    12,892
     Total proved:
      Oil (Bbls)..........................      42,440    39,988    33,581
      Gas (Mcf)...........................     540,538   358,070   177,061
     Estimated future net cash flows:
       Before income tax..................  $1,737,024  $712,907  $406,128
       After income tax...................  $1,286,037  $581,888  $344,591
     Present value of estimated future
      net cash flows, discounted at 10%:
       Before income tax..................  $  946,150  $405,706  $247,946
       After income tax...................  $  706,481  $335,156  $213,146

  Miller and Lents, Ltd. ("Miller and Lents"), an independent petroleum engineering firm, prepared the estimates of the Company's proved reserves and the future net cash flow (and present value thereof) attributable to proved reserves at December 31, 1996, 1995 and 1994. As prescribed by the Securities and Exchange Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. See Note 11 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

  There are numerous uncertainties inherent in estimating quantities of proved reserves, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating subsurface accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and the interpretation thereof. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as change in product prices, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered will vary from reserve estimates.

  During 1996, the Company filed estimates of oil and gas reserves as of December 31, 1995 with the U.S. Department of Energy on Form EIA-23. These estimates were consistent with the reserve data reported in Note 11 to Consolidated Financial Statements for the year ended December 31, 1995, with the exception that Form EIA-23 includes only reserves from properties operated by the Company.

EXPLORATION AND PRODUCTION DATA

   For the following data, "gross" refers to the total wells or acres in which the Company owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest owned by the Company. Although many of the Company's wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to gas production.

Producing Wells

   The following table summarizes the Company's producing wells as of December 31, 1996, all of which are located in the United States:

              Operated Wells  Non-Operated Wells    Total (a)
              --------------  ------------------  -------------
              Gross    Net    Gross        Net    Gross   Net
              -----  -------  ------     -------  -----  ------

     Oil....    595    530.3   3,050      192.2   3,645    722.5
     Gas....    970    841.8     694      130.8   1,664    972.6
              -----  -------   -----      -----   -----  -------

     Total..  1,565  1,372.1   3,744      323.0   5,309  1,695.1
              =====  =======   =====      =====   =====  =======

     (a) One gross (0.2 net) oil well and 4 gross (2.1 net) gas wells are dual completions.

Drilling Activity

     The following table summarizes the number of development wells drilled by the Company during the years indicated. There were no exploratory wells drilled during this three-year period. As of December 31, 1996, the Company was in the process of drilling 20 gross (15.8 net) wells.

                                   Year Ended December 31
                            -------------------------------------
                                1996         1995        1994
                            -----------  -----------  -----------
                            Gross  Net   Gross  Net   Gross  Net
                            -----  ----  -----  ----  -----  ----
          Completed as-
            Oil wells.....     92  45.5     71  17.3     51   4.5
            Gas wells.....     70  38.1     24  16.8     30  24.4
          Non-productive..      4   2.7      2   1.1      1   1.0
                             ----  ----   ----  ----     --  ----

          Total (a).......    166  86.3     97  35.2     82  29.9
                             ====  ====   ====  ====     ==  ====

     (a) Included in totals are 85 gross (10.4 net), 61 gross (3.2 net) and 50 gross (2.1 net) wells drilled on nonoperated interests in 1996, 1995 and 1994, respectively. Excluded from above totals are 21 gross (0.4 net) and 31 gross (0.6 net) carbon dioxide wells drilled on non-operated interests in 1996 and 1995, respectively.

Acreage

     The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 1996. Excluded from this summary is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

                       Developed (a)(b)            Undeveloped
                     ---------------------      -----------------
                      Gross          Net         Gross       Net
                     -------       -------      ------     ------

       Oklahoma....  320,254       255,096         761       687
       Texas.......   91,505        66,762         656       199
       Kansas......   75,018        64,805       2,960       817
       New Mexico..   59,495        24,970       6,118     3,192
       Wyoming.....   40,685        21,712           -         -
       Other.......    9,455         6,855           -         -
                     -------       -------      ------     -----

       Total.......  596,412       440,200      10,495     4,895
                     =======       =======      ======     =====

     (a) "Developed acres" are acres spaced or assignable to productive wells.
     (b) Certain leasehold acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Royalty Trust.

Oil and Gas Sales Prices and Production Costs

     The following table shows the average sales prices per Bbl of oil (including condensate) and Mcf of gas (including natural gas liquids) produced and the production costs and production and property taxes per barrel of oil equivalent ("BOE," computed on an energy equivalent basis of 6 Mcf to 1 Bbl):

                                                   Year Ended December 31
                                                ----------------------------
                                                 1996       1995       1994
                                                ------     ------     ------
       Sales prices:
         Oil (per Bbl)........................  $21.38     $17.09     $15.38
         Gas (per Mcf)........................  $ 1.97     $ 1.42     $ 1.81

       Production costs per BOE...............  $ 4.05     $ 4.26     $ 4.62
       Production and property taxes per BOE..  $ 1.23     $ 1.04     $ 1.23

DELIVERY COMMITMENTS

     The Company sells to a single purchaser approximately 10,000 Mcf of gas per day through July 1998 and 11,650 Mcf of gas per day from August 1998 through July 2005. The Company has also entered contracts to sell a total of 25,000 Mcf of gas per day from January through March 1997. Deliveries under these contracts are generally in Oklahoma, where the Company's production and reserves are adequate to meet these sales commitments.

     The Company has committed to sell between 1,460,000 and 1,825,000 Mcf of gas annually to a cogeneration facility under a take-or-pay contract that expires in September 2004. The Company generally purchases gas to fill this commitment.

COMPETITION AND MARKETS

     The Company faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of its competitors have substantially larger financial and other resources. Competition for property purchases is affected by available funds, available information about the property and the Company's standards established for minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the long-lived nature of the Company's oil and gas reserves and management's expertise in exploiting these reserves, management believes that it effectively competes in the market.

     The Company's ability to market oil and gas depends on many factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to pipelines, the available capacity in such pipelines, the demand for oil and gas, the effects of weather, and the effects of state and federal regulation. The Company cannot assure that it will always be able to market all of its production or obtain favorable prices. The Company, however, does not currently believe that the loss of any of its oil or gas purchasers would have a material adverse effect on its operations.

     Decreases in oil and gas prices have had, and could have in the future, an adverse effect on the Company's acquisition and development programs, proved reserves, revenues, profitability, cash flow and dividends. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "General - Product Prices."


FEDERAL AND STATE REGULATIONS

     There have been, and continue to be, numerous federal and state laws and regulations governing the oil and gas industry that are often changed in response to the current political or economic environment. Compliance with this regulatory burden is often difficult and costly and may carry substantial penalties for noncompliance. The following are some specific regulations that may affect the Company. The Company cannot predict the impact of these or future legislative or regulatory initiatives.

Federal Regulation of Natural Gas

     The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission ("FERC"). The Company's gathering system and 26-mile pipeline have been declared exempt from FERC jurisdiction, and FERC has allowed the Company to provide gathering service on a non-regulated basis. Federal wellhead price controls on all domestic gas were terminated on January 1, 1993. The Company cannot predict the impact of government regulation on any natural gas facilities.

     In 1992, FERC issued Orders Nos. 636 and 636-A, requiring operators of pipelines to unbundle transportation services from sales services and allow customers to pay for only the services they require, regardless of whether the customer purchases gas from such pipelines or from other suppliers. The United States Court of Appeals upheld the unbundling provisions and other components of FERC's orders but remanded several issues to FERC for further explanation. On February 27, 1997, FERC issued Order No. 636-C, addressing the Court's concern. FERC's orders remain subject to judicial review and may be changed as a result of that review. Although FERC's regulations should generally facilitate the transportation of gas produced from the Company's properties and the direct access to end-user markets, the impact of these regulations on marketing the Company's production or on its gas transportation business cannot be predicted. The Company, however, does not believe that it will be affected any differently than other natural gas producers and marketers with which it competes.

Federal Regulation of Oil

     Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. A significant part of the Company's oil production is transported by pipeline.
The Energy Policy Act of 1992 required the FERC to adopt a simplified ratemaking methodology for interstate oil pipelines. In 1993 and 1994, the FERC issued Order Nos. 561 and 561-A, adopting rules that establish new rate methods for such pipelines. Under the new rules, effective January 1, 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances. The United States Court of Appeals upheld FERC's orders in 1996. The Company cannot predict the effect these rules may have on the cost of moving oil to market.

State Regulation

     The oil and gas operations of the Company are subject to various types of regulation at the state and local levels. Such regulation includes requirements for drilling permits, the method of developing new fields, the spacing and operations of wells and waste prevention. The production rate may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis. These regulations may limit the Company's production from its wells and the number of wells or locations the Company can drill.

     The Company may become party to agreements relating to the construction or operations of pipeline systems for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may in certain instances be subject to the state's administrative authority charged with regulating pipelines. The rates the Company could charge for gas, the transportation of gas, and the construction and operation of such pipelines would be subject to the regulations governing such matters. Certain states are considering regulations with respect to gathering systems. The Company cannot predict whether any rules will be adopted or, if adopted, the effect these rules may have on the gathering systems owned by the Company.

Federal, State or Indian Leases

     The Company's operations on federal, state or Indian oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

ENVIRONMENTAL REGULATIONS

     Various federal, state and local laws regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, directly impact oil and gas exploration, development and production operations, and consequently may impact the Company's operations and costs. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. To date, the Company has not expended any material amounts to comply with such regulations, and management does not currently anticipate that future compliance will have a materially adverse effect on the consolidated financial position or results of operations of the Company.

EMPLOYEES

     The Company had 306 and 270 employees as of December 31, 1996 and 1995, respectively. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

     BOB R. SIMPSON, 48, was a co-founder of the Company with Mr. Palko and has been Chairman and Chief Executive Officer of the Company since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

     STEFFEN E. PALKO, 46, was a co-founder of the Company with Mr. Simpson and has been Vice Chairman and President or held similar positions with the Company since 1986. Mr. Palko was Vice President - Reservoir Engineering (1984-1986) and Manager of Reservoir Engineering (1982-1984) of Southland Royalty Company.

     LOUIS G. BALDWIN, 47, has been Senior Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

     KEITH A. HUTTON, 38, has been Senior Vice President - Asset Development or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

     BENNIE G. KNIFFEN, 46, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

     LARRY B. MCDONALD, 50, has been Senior Vice President - Operations or held similar positions with the Company since 1990. Prior to that time, Mr. McDonald owned and operated McDonald Energy, Inc. (1986-1990).

     KENNETH F. STAAB, 40, has been Senior Vice President of Engineering or held similar positions with the Company since 1986. Prior to that time, Mr. Staab was a Reservoir Engineer with Southland Royalty Company (1982-1986).

     THOMAS L. VAUGHN, 50, has been Senior Vice President - Operations or held similar positions with the Company since 1988. From 1986 to 1988, Mr. Vaughn owned and operated Vista Operating Company.

     VAUGHN O. VENNERBERG II, 42, has been Senior Vice President - Land or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was Land Manager with Hutton Gas Operating Company (1986-1987).


ITEM 3.  LEGAL PROCEEDINGS

     In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. The plaintiff alleges that such deductions are a breach of the Company's contractual obligations to the class and is seeking to recover an unspecified amount of damages as a result of the alleged breach. The plaintiff is also seeking a determination of the Company's obligations to the plaintiff and the class regarding production or other costs. The Company has responded that it has complied with all of its contractual obligations and denied that the matter is appropriate for determination as a class action. The parties are currently conducting discovery on the class issues. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements for the year ended December 31, 1996.

     The Company and certain of its subsidiaries are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the class action lawsuit described above, will have a material effect on the Company's financial position, liquidity or operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted for a vote of security holders during the fourth quarter of 1996.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "XTO." The following table sets forth quarterly high and low sales prices and cash dividends declared for each quarter of 1996 and 1995, adjusted for the effect of the three-for-two stock split effected on March 19, 1997:

                                          High      Low    Dividends
                                         -------  -------  ---------
     1996
     First Quarter.....................  $12.500  $10.375    $.05
     Second Quarter....................   17.125   11.375     .05
     Third Quarter.....................   19.125   12.750     .05
     Fourth Quarter....................   17.875   15.000     .05

     1995
     First Quarter.....................  $10.000  $ 8.875    $.05
     Second Quarter....................   11.500    9.125     .05
     Third Quarter.....................   10.625    8.875     .05
     Fourth Quarter....................   12.125    9.375     .05

     The determination of the amount of future dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of its capital expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Board of Directors deems relevant. Furthermore, the Company's Credit Facility with banks restricts the amount of dividends to 25% of cash flow from operations for the latest four consecutive quarterly periods.

     On February 18, 1997, the Board of Directors declared a dividend of $.055 per share payable on April 15, 1997 to shareholders of record March 31, 1997. On March 1, 1997, the Company had 141 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial information for each of the years, and as of year-end, in the five-year period ended December 31, 1996.
This information should be read in conjunction with Item 7, Management's Discussion and Analysis, and the Consolidated Financial Statements at Item 14(a).

                                                    1996          1995          1994         1993          1992
                                                  ---------     ---------     --------     ---------      -------
                                                   (in thousands except production, per share and per unit data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (a)
 Revenues:.
  Oil...........................................  $  75,013     $  60,349      $ 53,324    $  39,747      $ 31,921
  Gas...........................................     73,402        40,543        38,389       34,649        31,994
  Gas gathering, processing and marketing.......     12,032         7,091         4,274        3,717         3,943
  Other.........................................        944         4,922           288           69          (502)(b)
                                                  ---------     ---------      --------    ---------      --------
  Total Revenues................................  $ 161,391     $ 112,905      $ 96,275    $  78,182      $ 67,356
                                                  =========     =========      ========    =========      ========
 Earnings (loss) available to common stock.....   $  19,790       (10,538)(c)  $  3,048       (4,012)(d)  $  4,744
                                                  =========     =========      ========    =========      ========
  Per common share..............................  $    0.74 $       (0.42)(c)  $   0.13    $   (0.18)(d)         -(e)
                                                  =========     =========      ========    =========      ========
 Pro forma earnings (loss) (f).................          -             -             -     $    (251)     $  3,233
                                                  =========     =========      ========    =========      ========
  Per common share/unit (f).....................          -             -             -    $   (0.01)     $   0.17
                                                  =========     =========      ========    =========      ========
 Weighted average common shares/
  units outstanding (g).........................     26,609        25,382        23,886       21,788        18,582
                                                  =========     =========      ========    =========      ========
 Dividends/distributions declared
  per common share/unit (h).....................  $    0.20     $    0.20      $   0.20    $    0.20          0.10
                                                  =========     =========      ========    =========      ========
CONSOLIDATED STATEMENT OF CASH FLOWS DATA (a)
 Operating cash flow (i).......................   $  68,263     $  40,439      $ 37,816    $  27,925      $ 27,033
 Cash provided (used) by:
  Operating activities..........................  $  59,694     $  32,938      $ 42,293    $  32,209      $ 26,240
  Investing activities..........................  $(124,871)    $(160,416)     $(62,745)   $(104,786)     $ 13,916
  Financing activities..........................  $  66,902     $ 121,852      $ 26,232    $  70,332      $(41,468)

CONSOLIDATED BALANCE SHEET DATA (a)
 Property and equipment, net...................   $ 450,561     $ 364,474      $244,555    $ 228,551      $149,484
 Total assets..................................   $ 523,070     $ 402,675      $292,451    $ 258,019      $176,831
 Long-term debt................................   $ 314,757     $ 238,475      $142,750    $ 111,750      $ 79,000
 Owners' equity................................   $ 142,668     $ 130,700      $113,333    $ 115,168      $ 76,056

OPERATING DATA (a)
 Average daily production:
  Oil (Bbls)...................................       9,584         9,677         9,497        6,968         4,749
  Gas (Mcf)....................................     101,845        78,408        58,182       51,260        51,205
  Barrels of oil equivalent (BOE)...............     26,558        22,745        19,194       15,511        13,283

 Average sales price:
  Oil (per Bbl)................................   $   21.38     $   17.09      $  15.38    $   15.63      $  18.37
  Gas (per Mcf)................................   $    1.97     $    1.42      $   1.81    $    1.85      $   1.71

 Production costs (per BOE)....................   $    4.05     $    4.26      $   4.62    $    5.16      $   4.47
 Production and property taxes (per BOE).......   $    1.23     $    1.04      $   1.23    $    1.19      $   1.19

 Proved reserves:
  Oil (Bbls)...................................      42,440        39,988        33,581       21,082        16,666
  Gas (Mcf)....................................     540,538       358,070       177,061      169,119       172,199
  Barrels of oil equivalent (BOE)...............    132,530        99,666        63,091       49,269        45,366

OTHER DATA
 Ratio of earnings to fixed charges (j)........         2.6          (0.2)(k)       1.5          0.9           1.8

     (a) Significant producing property acquisitions in 1993, 1994, 1995 and 1996 affect the comparability of year-to-year financial and operating data.
     (b) Includes a $2.4 million loss on sale of Royalty Trust Units in the initial public offering for the Royalty Trust.
     (c) Includes effect of a $20.3 million pre-tax, non-cash impairment charge recorded upon adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
     (d) Includes effect of a one-time, non-cash accounting charge of $4 million for net deferred income tax liabilities recorded upon the merger of the Company with the former Partnership.
     (e) Historical net income (loss) per common share is not provided for 1992 since the results of the former Partnership, as a nontaxable entity, are not comparable to the Company.
     (f) As if all former Partnership income was subject to corporate income tax, exclusive of the charge in (d) above.
     (g) Adjusted for the effect of the three-for-two stock split affected on March 19, 1997.
     (h) Excludes non-recurring distributions of the former Partnership.
     (i) Defined as cash provided by operating activities before changes in working capital.
     (j) For purposes of calculating this ratio, earnings include income (loss) from continuing operations before income tax and fixed charges. Fixed charges include interest expense, the portion of rentals (calculated as one-third) considered to be representative of the interest factor and preferred stock dividends.
     (k) Includes effect of the charge in (c) above. Excluding the effect of this charge, the ratio of earnings to fixed charges is 1.3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cross Timbers Oil Company ("the Company") was organized in October 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. The Company completed its initial public offering of common stock in May 1993.

     The Company follows the successful efforts method of accounting (see Note 1 to Consolidated Financial Statements). As of October 1, 1995, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, recording a pre-tax, non-cash impairment charge of $20.3 million. The Company has implemented the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but continues to record compensation of stock-based awards using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

     In addition to the adoption of accounting principles described above, the following events affect the comparative results of operations and/or financial condition for the years ended December 31, 1996, 1995 and 1994, and/or may impact future operations and financial condition. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, references to barrels of oil equivalent ("BOE") refer to quantities of production for the indicated period (with gas quantities converted to barrels on an energy equivalent ratio of six Mcf to one barrel).

Three-for-Two Stock Split. On March 19, 1997, the Company effected a three-for-two stock split for common stockholders of record on March 12, 1997. All per share amounts have been restated to reflect the stock split on a retroactive basis.

1996 Acquisitions. During 1996, the Company acquired predominantly gas-producing properties for a total cost of $110 million. The Enserch Acquisition, the largest of these acquisitions, closed in July 1996 at a cost of $39.4 million and primarily consisted of operated interests in the Green River Basin of southwestern Wyoming. In November 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, at a cost of $12.5 million. In December 1996, the Company acquired primarily operated interests in gas-producing properties in the Ozona area of the Permian Basin of West Texas for $28 million. From July through December 1996, the Company acquired 16% of the publicly traded outstanding units of beneficial interest in Cross Timbers Royalty Trust at a total cost of $12.8 million. These 1996 acquisitions were primarily funded by bank borrowings (see "Liquidity and Capital Resources- Financing" below). See Note 9 to Consolidated Financial Statements.

1995 Acquisitions. During 1995, the Company acquired predominantly gas-producing properties for a total cost of $131 million, and a gas processing plant and gathering facility for $29 million. The Santa Fe Acquisition, the largest of these acquisitions, closed on August 1, 1995 and consisted of mostly operated properties and related facilities in the Hugoton Field of Kansas and Oklahoma. The 1995 acquisitions were primarily funded by bank borrowings and proceeds from the 1995 common stock offering and asset sales. See Note 9 to Consolidated Financial Statements.

January 1994 Acquisitions. In January 1994, the Company acquired an additional interest in the Prentice Northeast Unit and certain other West Texas oil-producing properties for $22.9 million. These acquisitions were primarily financed by bank borrowings.

1996, 1995 and 1994 Development Programs. During 1996, the Company drilled 48 oil wells and 52 gas wells and completed 125 recompletions and workovers. In 1995, the Company drilled 40 wells and performed 61 recompletions and workovers. In 1994, the Company drilled 40 wells and implemented 67 workovers. During 1996 and 1995, oil development was concentrated in the Prentice Northeast Unit of West Texas. Gas development focused on Major County, Oklahoma throughout this three-year period. Fourth quarter 1996 development drilling also included the Fontenelle Unit of southwestern Wyoming. The Company's exploratory expenditures were not significant during these years.

1997 Development Program. The Company has budgeted 173 wells to be drilled in its 1997 development program including 114 gas and 59 oil, and plans 80 workover/recompletion activities. Natural gas development will be concentrated in the Fontenelle Unit in southwestern Wyoming, the Ozona area in West Texas and in Major County, Oklahoma. Oil drilling will continue to be focused in the Company's largest oil-producing property, the Prentice Northeast Unit of West Texas, as well as in the University Block 9 Field, where the Company increased its working interest to 100% in January 1997 at a cost of $12.5 million. Approximately 10% to 20% of the 1997 budget will be allocated to higher-risk projects, including step-out development wells and exploratory drilling. Much of the higher-risk activity will focus on the Tubb Formation in Lea County, New Mexico, where the Company plans to recomplete up to 22 wells and drill up to 20 wells.

1996 Preferred Stock Exchange. In September 1996, pursuant to the Company's exchange offer, a total of 1,324,111 shares of common stock were exchanged for 1,138,729 shares of Series A convertible preferred stock. See Note 5 to Consolidated Financial Statements.

1996 and 1997 Conversion of Subordinated Notes. During November and December 1996, $27.7 million principal of the Company's 5 1/4% convertible subordinated notes was converted by noteholders into 1,198,454 shares of common stock. In January 1997, the remaining principal of $29.7 million was converted by noteholders into 1,285,495 shares of common stock.

1995 Common Stock Offering. In August 1995, the Company sold 2,250,000 shares of common stock. The net proceeds of $29.5 million from this offering were used to partially fund the Santa Fe Acquisition.

Treasury Stock. As part of its 1996 strategic acquisition plan, the Company purchased 1.3 million shares of common stock at a total cost of $30.7 million. An additional 483,000 shares have been purchased through March 10, 1997 at a cost of $12.9 million. These purchases were primarily funded by bank borrowings.

Investment in Equity Securities. During 1996, the Company acquired less than 5% of a publicly traded independent oil and gas producer at a total cost of $16.1 million. During 1994, the Company acquired 6.6% of the common stock of Plains Petroleum Company, a publicly traded independent oil and gas producer, at a total cost of $15.2 million. The Company sold its investment in Plains Petroleum in 1995 at a gain of $1.6 million.

Property Sales. During 1996 and 1995, sales of producing properties resulted in net gains of $500,000 and $3 million, respectively. During 1994, the Company recorded a net loss on property sales of $100,000.

Stock Incentive Compensation. Stock incentive compensation includes stock appreciation right ("SAR") compensation and performance share compensation, and is the result of these stock awards and subsequent increases in the Company's stock price. See Note 8 to Consolidated Financial Statements. During 1996, stock incentive compensation totaled $6.2 million, which included SAR compensation of $3.7 million (cash payments of $7.1 million, partially offset by prior accruals) and non-cash performance share compensation of $2.5 million. During 1995, stock incentive compensation totaled $5.1 million, which included SAR compensation of $2.3 million (cash payments of $800,000) and non-cash performance share compensation of $2.8 million. In 1994, SAR compensation was $700,000 (cash payments of $10,000). Exercises and forfeitures under the 1991 Stock Incentive Plan have reduced outstanding stock incentive units (including SARs) from 447,000 at year-end 1994 to 371,000 at year-end 1995 and 23,000 (34,000 after the three-for-two stock split) at year-end 1996.

Extraordinary Item. During 1995, the Company recognized an extraordinary gain of $700,000 (net of income tax of $300,000) as a result of the purchase and early retirement of $8.3 million principal amount of the Company's 5 1/4% convertible subordinated notes. During 1996, the Company redeemed, purchased and retired a total of $9 million principal amount of the notes at a loss before income tax of $400,000. This loss was not presented as an extraordinary item because it was not material to 1996 earnings. These purchases were primarily funded by bank borrowings. See Note 2 to Consolidated Financial Statements.

Product Prices. Oil and gas prices are affected not only by supply and demand factors, but are also subject to substantial seasonal, political and other fluctuations that are generally beyond the ability of the Company to control or predict.

     Crude oil prices are generally affected by global politics and supply, particularly among OPEC members. Despite the anticipation of and eventual resumption of Iraqi exports, 1996 oil prices reached their highest levels since the Persian Gulf War in 1990. The average posted price per barrel of West Texas Intermediate ("WTI") oil, a benchmark crude, was $20.45, $16.77 and $15.63 in 1996, 1995 and 1994, respectively. Posted WTI prices fluctuated in 1996 between a monthly average low of $17.21 and high of $23.39. The average posted WTI price for January and February 1997 was $21.98. Improvement in oil prices from 1995 to 1996 have generally been attributed to global economic growth and diminished excess production capacity. Crude oil prices in 1997 will continue to largely depend on these factors. Based on 1996 production, the Company estimates that a $1.00 per barrel increase or decrease in the average oil sales price would result in approximately a $3 million change in 1997 annual income before income tax.

     Natural gas prices are generally influenced by national and regional supply and demand, which is often dependent upon the weather. Specific gas prices are also based on the location of production, pipeline capacity, gathering charges and the energy content of the gas. Throughout most of 1995, gas prices were relatively weak, primarily because of unseasonably warm weather. Gas prices began to increase in fourth quarter 1995 when low storage levels and colder than expected weather began to escalate prices. During 1996, U.S. gas consumption reached record highs, and prices were at their highest level since 1985. While domestic demand continues to grow, gas prices in 1997 will largely depend on the severity of winter weather, gas storage levels and price competition from other energy sources. Based on 1996 production, the Company estimates that a $0.10 per Mcf increase or decrease in the average gas sales price would result in approximately a $3 million change in 1997 annual income before income tax.


RESULTS OF OPERATIONS

1996 COMPARED TO 1995

     Earnings available to common stock for 1996 were $19.8 million as compared to a net loss of $10.5 million for 1995. Significantly improved earnings are the result of higher oil and gas prices and increased gas production from the 1995 and 1996 acquisitions and development programs. Additionally, 1995 results included a $20.3 million, pre-tax, non-cash impairment charge recorded upon adoption of SFAS 121. Results for 1996 and 1995 included the effects of stock incentive compensation of $6.2 million and $5.1 million, respectively. Also included in 1995 results were net gains on sale of properties and equity securities of $3 million and $1.6 million, respectively, and a $700,000 extraordinary gain on the Company's purchase and retirement of a portion of its convertible subordinated notes. Earnings for 1996 have been reduced by dividends of $500,000 on preferred stock that was issued in September 1996.

     Revenues for 1996 were $161.4 million, or 43% above 1995 revenues of $112.9 million. Oil revenue increased $14.7 million or 24% primarily because of a 25% increase in oil prices from an average of $17.09 in 1995 to $21.38 in 1996 (see "General- Product Prices" above). The Company's 1996 average oil price was above the average WTI price of $20.45 because of improved oil marketing margins. Oil production declined 1% from 1995 to 1996 primarily because of property sales and natural decline, largely offset by the effects of the 1995 and 1996 acquisitions and development programs.

     Gas revenue increased $32.9 million or 81% because of a 39% price increase (see "General- Product Prices" above) combined with a 30% increase in production. Increased gas production was attributable to the 1995 and 1996 acquisitions and development programs.

     Gas gathering, processing and marketing revenues increased $4.9 million primarily because of revenues from the gas processing plant and gathering facility acquired as part of the Santa Fe Acquisition on August 1, 1995. Other revenues decreased $4 million primarily because of net gains on sale of property and equity securities in 1995.

     Expenses for 1996 totaled $130.4 million as compared with total 1995 expenses of $129.9 million. Expenses for 1995 included the $20.3 million impairment charge recorded upon adoption of SFAS No. 121 in October 1995. All expenses other than impairment increased in 1996 primarily because of the 1995 and 1996 acquisitions.

     Production expenses increased $4 million or 11%. Per BOE, production expense decreased from $4.26 to $4.05. This decrease is primarily because the 1995 and 1996 acquisitions were predominantly gas-producing properties that generally have lower production costs per BOE.

     Taxes on production and property increased 38% or $3.3 million because of increased oil and gas revenues. Taxes on production and property per BOE only increased 18% from $1.04 to $1.23 because of property tax reductions on properties acquired before 1995 that largely offset property taxes related to the 1995 and 1996 acquisitions.

     Depreciation, depletion and amortization ("DD&A") increased $1 million, or 3%, primarily because of the 1995 and 1996 acquisitions and development programs. On a BOE basis, DD&A decreased from $4.44 in 1995 to $3.89 in 1996. Decreased DD&A per BOE is the result of increased proved reserve estimates at January 1, 1996, reduced depletable costs resulting from the SFAS 121 provision recorded in fourth quarter 1995, and the sale and operating leaseback of the Tyrone gas processing plant and related gathering system.

     General and administrative expense increased $3.3 million, or 25%, because of Company growth and increased stock incentive compensation. Excluding stock incentive compensation, general and administrative expense per BOE was $1.04 in 1996 as compared to $0.97 in 1995.

     Gas gathering and processing expense increased from $2.5 million in 1995 to $6.9 million in 1996. This increase was primarily because of rental expense related to the Tyrone plant and gathering system lease that began in March 1996. This increase offsets related decreases in DD&A and interest.

     Interest expense increased $4.5 million or 36% primarily because of increased debt to partially fund the 1995 and 1996 acquisitions and purchases of treasury stock and equity securities. Weighted average principal outstanding during 1996 was $259 million at an average interest rate of 6.4% compared with weighted average principal of $195.1 million at 6.2% for 1995. Interest expense per BOE increased from $1.51 in 1995 to $1.76 in 1996 primarily because of financing expenditures for other than oil and gas producing properties with bank and other short-term borrowings.

1995 COMPARED TO 1994

     Net loss for 1995 was $10.5 million as compared to net income of $3 million for 1994. The loss for 1995 included a $20.3 million pre-tax, non-cash impairment charge recorded upon adoption of SFAS No. 121, and a pre-tax charge of $5.1 million for predominantly non-cash stock incentive compensation. Also included in 1995 results were net gains on sale of properties and equity securities of $3 million and $1.6 million, respectively, and a $700,000 extraordinary gain on the Company's purchase and retirement of a portion of its convertible subordinated notes.

     Revenues for 1995 were $112.9 million, or 17% above 1994 revenues of $96.3 million. Oil revenue increased $7 million or 13% primarily because of an 11% increase in oil prices from an average of $15.38 in 1994 to $17.09 in 1995. The Company's 1995 average oil price was above the average WTI price of $16.77 because of improved oil marketing margins. Oil production increased 2% from 1994 as a result of the 1995 acquisitions, partially offset by reduced production from natural decline and property sales.

     Gas revenue increased $2.2 million or 6% because of a 35% increase in production, attributable to the 1995 acquisitions and the 1994 and 1995 development programs. The effects of increased production were largely offset by a 22% decline in average gas prices. Part of the decline in the Company's average gas price is because of a lower energy content and higher transportation differential for production from the Hugoton Field. Additionally, the 1994 average price was supported by sales of 25,000 Mcf per day under contract at $2.00 per Mcf during the last six months of the year.

     Gas gathering, processing and marketing revenues increased $2.8 million primarily because of revenues from the gas processing plant and gathering facility acquired as part of the Santa Fe Acquisition on August 1, 1995. Other revenues increased $4.6 million because of net gains of $3 million from property sales and a gain of $1.6 million from sale of equity securities.

     Expenses for 1995 totaled $129.9 million, a $38.4 million or 42% increase from total 1994 expenses of $91.5 million. Included in 1995 expenses is the $20.3 million impairment charge recorded upon adoption of SFAS No. 121 in October 1995. Other expense increases were generally attributable to the 1995 acquisitions.

     Production expenses increased $3 million or 9%. Per BOE, production expense decreased from $4.62 to $4.26. This decrease is generally because the 1995 acquisitions were predominantly gas-producing properties and therefore have lower production costs per BOE.

     Taxes on production and property increased only 1% or $100,000. Increased taxes from the 1995 acquisitions were almost completely offset by decreased property taxes on properties acquired before 1995, resulting in a decrease in taxes on production and property per BOE from $1.23 to $1.04.

     DD&A increased $5.2 million, or 16%, primarily because of the 1995 acquisitions, the largest of which closed on August 1. On a BOE basis, DD&A decreased from $4.53 in 1994 to $4.44 in 1995.

     General and administrative expense increased $4.6 million, or 54%, primarily because of increased stock incentive compensation of $4.4 million. Excluding stock incentive compensation, general and administrative expense per BOE was $0.97 in 1995 or 13% below $1.11 in 1994.

     Gas gathering and processing expense increased by $900,000 or 54% from 1994 to 1995. This increase was primarily because of operating expenses related to the Tyrone gas processing and gathering facility acquired August 1, 1995.

     Interest expense increased $4.5 million or 56% because of increased debt to partially fund the 1995 acquisitions and an increase in interest rates. Weighted average principal outstanding during 1995 was $195.1 million at an average interest rate of 6.2% compared with weighted average principal of $135.3 million at 5.5% for 1994. Interest expense per BOE was $1.51 in 1995 and $1.15 in 1994.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operating activities, public offerings of equity and debt, and bank debt. The Company's cash requirements, other than for operations, are generally for the acquisition and development of oil and gas properties, and debt and dividend payments. The Company believes that its sources of liquidity are adequate to fund its cash requirements during 1997.

     Cash provided by operating activities was $59.7 million in 1996, compared to $32.9 million in 1995 and $42.3 million in 1994. The fluctuation from 1995 to 1996 was primarily because of increased oil and gas prices and gas production, partially offset by stock incentive compensation payments that increased $6.3 million, while the fluctuation from 1994 to 1995 was almost entirely due to timing of realization of accounts receivable, inventory and payables. Before changes in working capital, cash flow from operations was $68.3 million, $40.4 million and $37.8 million in 1996, 1995 and 1994, respectively.

     The January 1994, 1995 and 1996 acquisitions were primarily financed by proceeds from long-term debt borrowings. The 1995 acquisitions were also partially funded by proceeds from public offerings of common stock. Development expenditures and dividend payments have generally been funded by cash flow from operations.

Financial Condition

     Total assets increased from $403 million at December 31, 1995 to $523 million at December 31, 1996, primarily because of the 1996 acquisitions. As of December 31, 1996, total capitalization of the Company was $457 million, of which 69% was long-term debt. This compares with capitalization of $369 million at December 31, 1995, of which 65% was long-term debt. The increase in the debt-to-capitalization ratio from year-end 1995 to 1996 is because of increased borrowings under the Company's loan agreement to fund the 1996 acquisitions and other capital expenditures (see "Financing" below). After considering the effect of the January 1997 conversion of subordinated notes, the pro forma debt-to-capitalization ratio at December 31, 1996 was 62%.

Working Capital

     The Company generally uses available cash to reduce bank debt and, therefore, does not maintain large cash and cash equivalent balances. Short-term liquidity needs are satisfied by bank commitments under the loan agreement (see "Financing" below). Because of this, and since the Company's principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, the Company often has low or negative working capital.

Financing

     Total borrowing commitments from commercial banks under the Revolving Credit Agreement ("loan agreement") were $300 million at December 31, 1996. The loan agreement provides for a revolving facility with scheduled reductions of borrowing commitment that generally occur each June 30 and December 31. As of December 31, 1996, borrowing commitments were scheduled to be reduced to $285 million on December 31, 1997. In connection with a property acquisition in January 1997, borrowing commitments were increased to $306 million, which will be reduced to $291 million on December 31, 1997. Borrowings under the loan agreement mature on June 30, 2002, but may be prepaid at any time without penalty. The Company has periodically renegotiated its loan agreement to increase borrowing commitments and extend the revolving facility; however, there is no assurance that the Company will continue to do so in the future.

     Loan capacity under the loan agreement is redetermined annually using present value and cash flow parameters based on year-end estimated oil and gas reserves. If the redetermined loan capacity is less than total borrowings commitments, then such commitments will be reduced by the difference. If borrowings exceed the redetermined capacity, the Company must reduce borrowings to a level equal to the redetermined capacity within a specified period.

     During 1995, the Company purchased and retired $8.3 million principal amount of its 5 1/4% convertible subordinated notes, resulting in an extraordinary gain of $700,000. During 1996, the Company redeemed, purchased and retired a total of $9 million principal amount of the notes at a loss of $430,000. Note purchases were primarily funded by bank borrowings under the loan agreement. In November and December 1996, principal of $27.7 million was converted at the option of noteholders into 1,198,454 shares of common stock. In January 1997, principal of $29.7 million was converted into 1,285,495 shares of common stock. As of January 21, 1997, no notes remain outstanding.

     In August 1995, the Company sold 2.3 million shares of common stock for net proceeds of $29.5 million that were used to partially fund the Santa Fe Acquisition.

     In September 1996, pursuant to the Company's exchange offer, a total of 1,324,111 shares of common stock were exchanged for 1,138,729 shares of Series A convertible preferred stock.

     On March 12, 1997, the Company announced that it intends to offer $165 million of senior subordinated notes due 2007. The offering will be made by means of an offering memorandum to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Net proceeds from the sale of notes will be used to reduce bank borrowings under the loan agreement.

Capital Expenditures

     In May 1996, the Company announced its plan to make strategic acquisitions totaling $120 million over the following 18 months, including additional interests in and around the Company's operations, as well as purchases of up to two million shares of the Company's common stock. This goal excludes the previously announced Enserch Acquisition. Since that date and through December 1996, the Company purchased producing properties totaling approximately $66 million (excluding the Enserch Acquisition of $39.4 million) and 1.3 million treasury shares at a total cost of $30.7 million. These purchases were primarily funded by bank debt. Producing property acquisitions include the purchase of 16% of the outstanding beneficial units ("Units") of Cross Timbers Royalty Trust at a total cost of $12.8 million. After the Company completed its program to purchase one million Units in January 1997, the Board of Directors authorized the of purchase up to one million additional Units.

     The Company continues to pursue acquisitions that meet its criteria, although there are no assurances that such properties will be available. The Company plans to fund future acquisitions through a combination of cash flow from operations and bank borrowings; proceeds from public equity and debt transactions may also be utilized. The Company's base acquisition budget for 1997 is $50 million. If attractive acquisition opportunities arise during 1997, the Company could significantly exceed its base acquisition budget.

     In 1996, capitalized expenditures for exploitation and development totaled $32.3 million, compared to the budget of $40 million. Exploitation and development costs incurred for 1996 totaled $44.8 million. Exploration expenses in 1996 totaled $280,000. The Company has budgeted $70 million for the 1997 development program. As it has done historically, the Company expects to fund the 1997 development program from cash flow from operations. Since there are no material long-term commitments associated with this budget, the Company has the flexibility to adjust its actual development expenditures in response to changes in product prices, industry conditions, and the effects of the Company's acquisition and development programs.

     A portion of the Company's existing properties are operated by third parties which control the timing and amount of expenditures required to exploit the Company's interests in such properties. Therefore, the Company can give no assurances regarding the timing or amount of such expenditures.

     To date, the Company's expenditures to comply with environmental or safety regulations have not been significant, and the Company currently does not expect such expenditures to be significant during 1997. However, developments such as new regulations, enforcement policies or claims for damages could result in significant future costs.

     In March 1996, the Company sold its Tyrone gas processing plant and related gathering system for $28 million and entered an agreement to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. In November 1996, the Company sold its gathering system in Major County, Oklahoma for $8 million and entered an agreement to lease the facility from the buyers for an initial term of eight years at annual rental of $1.6 million and with renewal options for an additional 10 years. Proceeds of these sales were used to reduce borrowings under the loan agreement. See Note 4 to Consolidated Financial Statements.

Dividends

     Since the Company's inception, the Board of Directors has declared quarterly dividends of $0.075 per common share ($0.05 per share on a post-split basis). In February 1997, the Board of Directors increased the quarterly dividend 10% to $0.055 per share on a post-split basis, or $6.1 million annually. Continuance of dividends is dependent upon available cash flow, as well as other factors. In addition, the Company's loan agreement restricts the amount of common stock dividends to 25% of operating cash flow for the last four quarters.

     Cumulative dividends on Series A convertible preferred stock are paid quarterly, when declared by the Board of Directors, based on an annual rate of $1.5625 per share, or $1.8 million annually.


PRODUCTION IMBALANCES

     The Company has gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well or by cash payment by the overproduced party to the underproduced party. The Company uses the entitlement method of accounting for natural gas sales. At December 31, 1996, the Company's consolidated balance sheet includes a net receivable of $4 million for a net underproduced balancing position of 821,000 Mcf of natural gas and 6,824,000 Mcf of carbon dioxide. Production imbalances do not have, and are not expected to have, a significant impact on the Company's liquidity or operations.

DERIVATIVES

     The Company uses derivatives on a limited basis to hedge interest rate and product price risks, as opposed to their use for trading purposes. To reduce variable interest rate exposure on debt, the Company had entered into a series of interest rate swap agreements, the last of which expired September 1996. The Company had no other significant derivative transactions or balances from 1994 to 1996.

FORWARD-LOOKING STATEMENTS

     Certain statements included in this Item 7, as well as statements included in Items 1 and 2 of this report, relating to future development expenditures, strategic acquisitions, proved reserves and other matters of anticipated financial and operating performance constitute forward-looking statements. These statements are based on assumptions concerning oil and gas prices, drilling results and production, and administrative and other costs that management believes are reasonable based on currently available information. However, management's assumptions and the Company's future performance are both subject to a wide range of risks, uncertainties and other factors that could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. Risks and uncertainties that may affect the operations and results of the Company's performance include, but are not limited to, commodity price fluctuations, competitive energy supplies, market demand, drilling risks, governmental regulations and uncertainties of proved reserve estimates. In addition, potential producing property acquisitions that meet the Company's profitability, size, and geographic and other criteria may not be available on acceptable economic terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary information are included under Item 14(a):

                                                               Page
                                                               ----

         Consolidated Balance Sheets.........................    26
         Consolidated Statements of Operations...............    27
         Consolidated Statements of Cash Flows...............    28
         Consolidated Statements of Stockholders' Equity.....    29
         Notes to Consolidated Financial Statements..........    30
         Report of Independent Public Accountants............    46
         Selected Quarterly Financial Data
          (Note 10 to Consolidated Financial Statements).....    42
         Information about Oil and Gas Producing Activities
          (Note 11 to Consolidated Financial Statements).....    43

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 1997.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

                                                                           Page
                                                                           ----
            1. Financial Statements:

               Consolidated Balance Sheets at December 31, 1996 and 1995..  26

               Consolidated Statements of Operations for the years ended
                 December 31, 1996, 1995 and 1994.........................  27

               Consolidated Statements of Cash Flows for the years ended
                 December 31, 1996, 1995 and 1994.........................  28

               Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 1996, 1995 and 1994.............  29

               Report of Independent Public Accountants...................  46

            2. Financial Statement Schedules:

               All financial schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to financial statements.

            3. Exhibits:
               See Index to Exhibits at page 48 for a description of the exhibits filed as a part of this report.

      (b)  Reports on Form 8-K

           The Company filed the following reports on Form 8-K during the quarter ended December 31, 1995 and through March 19, 1997:

               On December 13, 1996, the Company filed a report on Form 8-K dated December 2, 1996 regarding the results of its redemption notice for one-half of its 5 1/4% convertible subordinated notes, and the closing of two previously announced acquisitions of natural gas-producing properties in the Permian Basin of West Texas and Green River Basin of Wyoming at a total cost of $40.5 million.

               On January 3, 1997, the Company filed a report on Form 8-K dated December 20, 1996 regarding issuance of its redemption notice for its remaining 5 1/4% convertible subordinated notes.

               On February 4, 1997, the Company filed a report on Form 8-K dated January 15, 1997 regarding completion of its previously announced program to purchase one million units of beneficial interest ("Units") in Cross Timber Royalty Trust and its plans to purchase up to one million additional Units, results of its redemption notice for its remaining 5 1/4% convertible subordinated notes, and preliminary estimates of fourth quarter 1996 earnings and cash flow.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)                                                DECEMBER 31
                                                        -----------------------
                                                           1996          1995
                                                        ----------    ---------
ASSETS

Current Assets:
  Cash and cash equivalents...........................  $   3,937     $   2,212
  Accounts receivable, net (Note 6)...................     44,320        27,582
  Deferred income tax benefit (Note 3)................        558         1,661
  Other current assets................................      2,965         1,282
                                                        ---------     ---------
   Total Current Assets...............................     51,780        32,737
                                                        ---------     ---------
Property and Equipment, at cost --
    successful efforts method (Notes 1 and 2):
  Producing properties................................    639,990       493,800
  Undeveloped properties..............................      2,493         1,939
  Other property and equipment........................     16,470        48,064
                                                        ---------     ---------
    Total Property and Equipment......................    658,953       543,803
  Accumulated depreciation, depletion and
     amortization.....................................   (208,392)     (179,329)
                                                        ---------     ---------
    Net Property and Equipment........................    450,561       364,474
                                                        ---------     ---------

Investment in Equity Securities, at market value......     16,714             -
                                                        ---------     ---------

Other Assets..........................................      4,015         5,464
                                                        ---------     ---------

TOTAL ASSETS..........................................  $ 523,070     $ 402,675
                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities............  $  45,729     $  25,314
  Payable to Royalty Trust............................      2,770         1,890
  Accrued stock incentive compensation (Note 8).......        483         3,881
  Short-term debt (Note 2)............................      3,000             -
                                                        ---------     ---------
   Total Current Liabilities..........................     51,982        31,085
                                                        ---------     ---------

Long-term Debt (Note 2)...............................    314,757       238,475
                                                        ---------     ---------

Deferred Income Taxes Payable (Note 3)................     10,323         2,382
                                                        ---------     ---------

Other Long-term Liabilities (Note 4)..................      3,340            33
                                                        ---------     ---------

Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 5):
  Series A convertible preferred stock
     ($.01 par value, 25,000,000 shares authorized,
     1,138,729 issued, at liquidation value of $25)...     28,468             -
  Common stock ($.01 par value, 100,000,000 shares
     authorized, 28,209,976 and 18,415,257 shares
     issued)..........................................        282           184
  Additional paid-in capital..........................    164,577       156,670
  Treasury stock (2,578,781 and 30,516 shares)........    (40,219)         (528)
  Unrealized gain on investment in equity securities..        638             -
  Retained earnings (deficit).........................    (11,078)      (25,626)
                                                        ---------     ---------
   Total Stockholders' Equity.........................    142,668       130,700
                                                        ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $ 523,070     $ 402,675
                                                        =========     =========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

(in thousands, except per share data)


                                                     YEAR ENDED DECEMBER 31
                                                  ----------------------------
                                                    1996      1995       1994
                                                  --------  --------   -------

REVENUES

Oil.............................................  $ 75,013  $ 60,349   $53,324
Gas.............................................    73,402    40,543    38,389
Gas gathering, processing and marketing.........    12,032     7,091     4,274
Other...........................................       944     4,922       288
                                                  --------  --------   -------

Total Revenues..................................   161,391   112,905    96,275
                                                  --------  --------   -------

EXPENSES

Production......................................    39,365    35,338    32,368
Taxes on production and property................    11,944     8,646     8,586
Depreciation, depletion and amortization........    37,858    36,892    31,709
Impairment (Note 1).............................         -    20,280         -
General and administrative (Note 8).............    16,420    13,156     8,532
Gas gathering and processing....................     6,905     2,528     1,646
Interest, net...................................    17,072    12,523     8,034
Trust development costs.........................       854       561       622
                                                  --------  --------   -------

Total Expenses..................................   130,418   129,924    91,497
                                                  --------  --------   -------

INCOME (LOSS) BEFORE INCOME TAX
 AND EXTRAORDINARY ITEM.........................    30,973   (17,019)    4,778

Income Tax Expense (Benefit) (Note 3)...........    10,669    (5,825)    1,730
                                                  --------  --------   -------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM.....    20,304   (11,194)    3,048

EXTRAORDINARY ITEM (Note 1).....................         -       656         -
                                                  --------  --------   -------

NET INCOME (LOSS)...............................    20,304   (10,538)    3,048

Preferred stock dividends.......................       514         -         -
                                                  --------  --------   -------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK.......  $ 19,790  $(10,538)  $ 3,048
                                                  ========  ========   =======

EARNINGS (LOSS) PER COMMON SHARE (Note 1)

 Before extraordinary item......................  $   0.74  $  (0.44)  $  0.13
                                                  ========  ========   =======
 After extraordinary item.......................  $   0.74  $  (0.42)  $  0.13
                                                  ========  ========   =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
   (Note 5).....................................    26,609    25,382    23,886
                                                  ========  ========   =======

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
(in thousands)
(Note 7)

                                                    YEAR ENDED DECEMBER 31
                                                -------------------------------
                                                   1996       1995       1994
                                                ---------  ----------  --------
OPERATING ACTIVITIES

Net income (loss).............................. $  20,304  $ (10,538)  $  3,048
Adjustments to reconcile net income (loss)
 to net cash provided by operating
 activities:
  Depreciation, depletion and amortization.....    37,858     36,892     31,709
  Impairment...................................         -     20,280          -
  Performance share and restricted stock
   compensation................................     2,545      2,945          -
  Accrued stock appreciation right
   compensation................................    (3,398)     1,447        706
  Deferred income tax..........................    10,213     (6,023)     1,662
  Loss (gain) from sale of properties
   and equity securities.......................      (576)    (4,520)       122
  Extraordinary item...........................         -       (656)         -
  Other non-cash items.........................     1,317        612        569
  Changes in working capital (a)...............    (8,569)    (7,501)     4,477
                                                ---------  ---------   --------

CASH PROVIDED BY OPERATING ACTIVITIES..........    59,694     32,938     42,293
                                                ---------  ---------   --------

INVESTING ACTIVITIES

Sale of equity securities......................       402     16,923          -
Investment in equity securities................   (16,093)      (123)   (15,239)
Sale of property and equipment.................    37,388     13,095      2,102
Property acquisitions..........................  (109,535)  (131,342)   (28,100)
Development costs..............................   (32,291)   (19,296)   (19,550)
Gas plant, gathering and other additions.......    (4,742)   (39,673)    (1,958)
                                                ---------  ---------   --------

CASH USED BY INVESTING ACTIVITIES..............  (124,871)  (160,416)   (62,745)
                                                ---------  ---------   --------

FINANCING ACTIVITIES

Proceeds from long-term debt...................   188,000    193,000     57,000
Payments on long-term debt.....................   (81,200)   (96,040)   (26,000)
Proceeds from sale of common stock, net........         -     29,450          -
Dividends......................................    (5,339)    (4,951)    (4,777)
Proceeds on exercise of stock options..........       904        744         20
Preferred stock exchange offer costs...........      (540)         -          -
Purchase of treasury stock.....................   (34,923)      (351)       (11)
                                                ---------  ---------   --------

CASH PROVIDED BY FINANCING ACTIVITIES..........    66,902    121,852     26,232
                                                ---------  ---------   --------

INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS..............................     1,725     (5,626)     5,780

CASH AND CASH EQUIVALENTS, JANUARY 1...........     2,212      7,838      2,058
                                                ---------  ---------   --------

CASH AND CASH EQUIVALENTS, DECEMBER 31......... $   3,937  $   2,212   $  7,838
                                                =========  =========   ========


(a) CHANGES IN WORKING CAPITAL
   Accounts receivable......................... $ (16,999) $  (9,365)  $  2,186
   Other current assets........................    (1,683)       963       (432)
   Accounts payable, accrued liabilities
    and payable to Royalty Trust...............    10,113        901      2,723
                                                ---------  ---------   --------

  DECREASE (INCREASE) IN WORKING CAPITAL....... $  (8,569) $  (7,501)  $  4,477
                                                =========  =========   ========

         See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

(in thousands)
(Note 5)
                                             SHARES                                       STOCKHOLDERS' EQUITY
                                  ------------------------------    ---------------------------------------------------------------
                                                 COMMON STOCK
                                              ------------------                            ADDITIONAL                     RETAINED
                                  PREFERRED                IN       PREFERRED      COMMON     PAID-IN        TREASURY      EARNINGS
                                  STOCK       ISSUED    TREASURY      STOCK        STOCK      CAPITAL          STOCK       (DEFICIT)
                                  ------      ------    --------    ---------      ------   ----------       --------      ---------

BALANCES, DECEMBER 31, 1993.....       -      15,924           -    $     -        $159       $123,233       $      -      $ (8,224)


Stock option exercises..........       -           2           1          -                         20            (11)            -
Common stock dividends..........
   ($0.30 per share)............       -           -           -          -           -              -              -        (4,777)

Net income......................       -           -           -          -           -              -              -         3,048
                                  ------      ------      ------    -------        ----       --------       --------      --------

BALANCES, DECEMBER 31, 1994.....       -      15,926           1          -         159        123,253            (11)       (9,953)


Sale of common stock............       -       2,250           -          -          22         29,428              -             -
Issuance of performance shares..       -         164           -          -           1          2,944              -             -
Stock option exercises..........       -          75          30          -           2          1,045           (517)            -
Common stock dividends..........
   ($0.30 per share)............       -           -           -          -           -              -              -        (5,135)

Net income (loss)...............       -           -           -          -           -              -              -       (10,538)

                                  ------      ------      ------    -------        ----       --------       --------      --------

BALANCES, DECEMBER 31, 1995.....       -      18,415          31          -         184        156,670           (528)      (25,626)


Issuance/vesting of.............
   performance shares...........       -          75          47          -           1          2,674         (1,038)            -
Stock option exercises..........       -         443         341          -           4          7,195         (7,931)            -
Treasury stock purchases........       -           -       1,300          -           -              -        (30,722)            -
Exchange of Series A............
   convertible preferred stock..
   for common stock.............   1,139      (1,324)          -     28,468         (13)       (28,995)             -             -
Conversions of subordinated.....
   convertible notes to.........
   common stock.................       -       1,198           -          -          12         27,127              -             -
Common stock dividends..........
   ($0.30 per share)............       -           -           -          -           -              -              -        (5,242)

Preferred stock dividends.......
   ($0.45 per share)............       -           -           -          -           -              -              -          (514)

Net income......................       -           -           -          -           -              -              -        20,304
Three-for-two stock split.......       -       9,403         860          -          94            (94)             -             -
                                  ------      ------      ------    -------        ----       --------       --------      --------

BALANCES, DECEMBER 31, 1996.....   1,139      28,210       2,579    $28,468        $282       $164,577       $(40,219)     $(11,078)
                                  ======      ======      ======    =======        ====       ========       ========      ========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Cross Timbers Oil Company, a Delaware corporation, was organized in October 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. Cross Timbers Oil Company completed its initial public offering of common stock in May 1993.

     The accompanying consolidated financial statements include the financial statements of Cross Timbers Oil Company and its wholly owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in the consolidation. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates.

     The Company is an independent oil and gas company with production concentrated in Texas, Oklahoma, Kansas, New Mexico and Wyoming. The Company also gathers, processes and markets gas, transports and markets oil and conducts other activities directly related to the oil and gas producing industry.

     Property and Equipment

     The Company follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. All developmental costs are capitalized. The Company generally pursues acquisition and development of proved reserves as opposed to exploration activities. Most of the property costs reflected on the accompanying consolidated balance sheets are from acquisitions of producing properties from other oil and gas companies since 1986.

     Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. Other property and equipment are generally depreciated using the straight-line method over their estimated useful lives which range from 3 to 40 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based generally on a field-level assessment, producing properties were written down to estimated fair value when their net basis exceeded estimated direct future net cash flows from such properties. The Company's resulting impairment provision was $20,280,000 before income tax. After initial adoption of SFAS No. 121, the Company must assess impairment of long-lived assets whenever events or changes in circumstances indicate that the net basis of the asset may not be recoverable. No impairment was recorded in 1996 and, prior to adoption of SFAS No. 121 in 1995, no impairment of producing properties was required, based on a total Company assessment using undiscounted estimated future net cash flows. Impairment of individually significant undeveloped properties is assessed on a property-by-property basis and impairment of other undeveloped properties is assessed and amortized on an aggregate basis.

     Cross Timbers Royalty Trust

     The Company makes monthly net profits payments to Cross Timbers Royalty Trust ("Royalty Trust") based on revenues and costs related to properties from which net profits interests were carved. Net profits payments to the Royalty Trust are generally based on revenues received and costs disbursed by the Company in the prior month. For financial reporting purposes, the Company reduces oil and gas revenues and taxes on production for amounts allocated to the Royalty Trust. The Royalty Trust's portion of development costs are expensed as trust development costs in the accompanying consolidated statements of operations. As of December 31, 1996, the Company owns 16% of the Royalty Trust's publicly traded units of beneficial interest (Note 9).

     Cash and Cash Equivalents

     Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

     Investment in Equity Securities

     Investment in equity securities is reported at market value and classified as available-for-sale securities, rather than trading securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the related unrealized gain on investment at December 31, 1996, net of deferred income taxes, is excluded from earnings and is reported as a separate component of stockholders' equity.

     Other Assets

     Other assets include goodwill recorded upon purchase of subsidiaries, deferred debt costs and organization costs that are amortized over periods of 15, 10 and 5 years, respectively. Other assets are presented net of accumulated amortization of $2,628,000 and $3,431,000 at December 31, 1996 and 1995,
respectively.

     Derivatives

     The Company uses derivatives on a limited basis to hedge interest rate and product price risks, as opposed to their use for trading purposes. Amounts receivable or payable under interest swap agreements are recorded as adjustments to interest expense. Gains and losses on commodity futures contracts and other price risk management instruments are recognized in oil and gas revenues when the hedged transaction occurs. Cash flows related to derivative transactions are included in operating activities.

     Production Imbalances

     The Company uses the entitlement method of accounting for gas sales, based on the Company's net revenue interest in production. Accordingly, revenue is deferred when gas deliveries exceed the Company's net revenue interest, while revenue is accrued for under-deliveries. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. At December 31, 1996, the Company recorded a net receivable of $3,964,000 for a net underproduced balancing position of 821,000 Mcf of natural gas and 6,824,000 Mcf of carbon dioxide. At December 31, 1995, the Company recorded a net receivable of $2,018,000 for a net underproduced balancing position of 662,000 Mcf of natural gas and 5,600,000 Mcf of carbon dioxide.

     Oil and Gas and Other Revenues

     Oil revenue includes sales of oil and condensate. Gas revenue includes sales of natural gas and natural gas liquids. Other revenues include gain/loss from sale of equity securities and from sale of property and equipment. During 1996 and 1995, the Company realized gains on sale of property and equipment of $520,000 and $2,960,000, respectively, and on sale of equity securities of $56,000 and $1,560,000, respectively. During 1994, the Company realized a loss on sales of properties of $122,000. In 1996, gas sales to two purchasers were approximately 15% and 14% of total 1996 revenues. In 1994, gas sales to two purchasers were approximately 16% and 13% of total 1994 revenues. There were no sales to a single purchaser that exceeded 10% of total revenues in 1995.

     Gas Gathering, Processing and Marketing Revenues

     Gas produced by the Company and third parties is marketed by the Company to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $56.4 million, $30 million and $23.9 million for 1996, 1995 and 1994, respectively. These amounts are net of intercompany eliminations.

     Interest Expense

     Interest expense includes amortization of deferred debt costs and is presented net of interest income of $152,000, $399,000 and $255,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted with an exercise price equal to or above the common stock price on the grant date. Compensation related to performance share grants is recognized from the grant date until the performance conditions are satisfied, based on the market price of the Company's common stock. The pro forma effect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by SFAS 123, Accounting for Stock-Based Compensation, is disclosed in Note 8.

     Extraordinary Item

     During 1995, the Company recognized an extraordinary gain of $656,000 (net of income tax of $338,000), or $0.02 per common share, upon the purchase and early retirement of a portion of the Company's 5 1/4% convertible subordinated notes. A loss of $430,000, before income tax, on purchases and redemption of the notes was not presented as an extraordinary item because it was not material to 1996 earnings (Note 2).

     Earnings per Common Share

     Earnings (loss) per common share for all periods presented is based on weighted average common shares outstanding as adjusted for the three-for-two stock split on March 19, 1997 (see Note 5). Potential conversion of the Company's 5 1/4% convertible subordinated notes and Series A convertible preferred stock (Note 5) and exercise of stock options has not been recognized in the weighted average common share calculation for any of the periods presented because their effect is either antidilutive or less than 3% dilutive.

2.  DEBT

     The Company's outstanding debt consists of the following (in thousands):

                                                              December 31
                                                           -------------------
                                                             1996       1995
                                                           --------   --------
     SHORT-TERM DEBT:

     Short-term borrowings, 7.6% at December 31, 1996....  $ 13,000   $      -
     Reclassified to long-term debt......................   (10,000)         -
                                                           --------   --------

     Total short-term debt...............................  $  3,000   $      -
                                                           ========   ========


     LONG-TERM DEBT:

     Senior debt-
       Bank debt under revolving credit agreements,
         7.0% at December 31, 1996.......................  $275,000   $172,000

     Subordinated debt-
       5 1/4% convertible subordinated notes due
         November 1, 2003................................    29,757     66,475
                                                           --------   --------

     Sub-total long-term debt............................   304,757    238,475

     Reclassified from short-term debt...................    10,000          -
                                                           --------   --------

     Total long-term debt................................  $314,757   $238,475
                                                           ========   ========

     Debt maturing in each of the five years following December 31, 1996 is as follows: $3 million in 1997, $37 million in 1998, $48 million in 1999, $49 million in 2000 and $46 million in 2001.

     Senior Debt

     At December 31, 1996, total borrowing commitments from commercial banks under the Revolving Credit Agreement ("loan agreement") were $300 million, with resulting unused borrowing capacity of $25 million. The loan agreement provides for a revolving facility with reductions of borrowing commitment generally scheduled on each June 30 and December 31. As of December 31, 1997, borrowing commitments were scheduled to be reduced to $285 million. In connection with a property acquisition in January 1997, borrowing commitments were increased to $306 million, which will be reduced to $291 million on December 31, 1997. Borrowings under the loan agreement mature on June 30, 2002, but may be prepaid at any time without penalty. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility.

     Reclassification of short-term to long-term debt represents unused capacity under the loan agreement based on outstanding debt balances at December 31, 1996 and borrowing commitments at December 31, 1997. The Company has both the intent and ability to refinance this debt on a long-term basis.

     The Company is required to maintain a specified current ratio as well as certain cash flow-to-debt and production ratios based on a reserve report prepared by independent engineers. The loan agreement also places restrictions on additional indebtedness, liens, sale of properties and certain other assets. The banks may require payments based on a specified percentage of net revenue (as defined in the loan agreement) if material changes occur in the production profile or nature of oil and gas reserves, or if the cash flow and production ratios are not met. The loan agreement also limits dividends and treasury stock purchases to 25% of cash flow from operations for the latest four consecutive quarterly periods. In May 1996, this limitation on treasury stock purchases was waived to allow for the purchase of up to two million treasury shares.

          The loan agreement provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on certificate of deposit rates or London Interbank Offered Rates ("LIBOR"). Borrowings under the loan agreement at December 31, 1996 were based on LIBOR rates with a maturity of 30 days and accrued at the applicable LIBOR rate plus 1 1/4%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. The Company also incurs a commitment fee of 3/8% on unused borrowing commitments. The weighted average interest rate on senior debt was 6.7%, 7.1% and 5.4% during 1996, 1995 and 1994, respectively.

     Subordinated Debt

     During 1995, the Company purchased and retired $8.3 million principal amount of its 5 1/4% convertible subordinated notes, resulting in an extraordinary gain of $656,000 (Note 1). During 1996, the Company redeemed, purchased and retired a total of $9 million principal amount of the notes at a loss before income tax of $430,000. Note purchases were primarily funded by bank borrowings under the loan agreement. In November and December 1996, principal of $27.7 million was converted at the option of noteholders into common stock at a conversion price of $23.125 per share (Note 5).

     In January 1997, $29.7 million principal amount of the notes was converted by noteholders into common stock and $29,000 principal was redeemed. As of January 21, 1997, no notes remain outstanding.

3.   INCOME TAX

     The effective income tax rate for the Company (before extraordinary item) was different than the statutory federal income tax rate for the following reasons (in thousands):

                                                     1996     1995     1994
                                                   -------  -------   ------
       Income tax expense (benefit) at the
         federal statutory rate of 34%............ $10,531  $(5,786)  $1,625
       State and local taxes and other............     138      (39)     105
                                                   -------  -------   ------
       Income tax expense (benefit)............... $10,669  $(5,825)  $1,730
                                                   =======  =======   ======

     Components of income tax expense (benefit) before extraordinary item are as follows (in thousands):

                                                    1996      1995      1994
                                                  -------   -------   -------
         Current income tax.....................  $   456   $   198   $    68
         Deferred income tax expense (benefit)..   13,152    (3,221)    5,209
         Net operating loss carryforward........   (2,939)   (2,802)   (3,547)
                                                  -------   -------   -------
         Income tax expense (benefit)...........  $10,669   $(5,825)  $ 1,730
                                                  =======   =======   =======

     Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liabilities are recorded as a current asset of $558,000 and a long-term liability of $10,323,000 at December 31, 1996, and a current asset of $1,661,000 and a long-term liability of $2,382,000 at December 31, 1995. Significant components of net deferred tax liabilities are (in thousands):

                                                          December 31
                                                       ----------------
                                                        1996     1995
                                                       -------  -------
       Deferred tax liabilities:
        Intangible development costs.................  $21,764  $14,253
        Tax depletion and depreciation in excess
          of financial statement amounts.............    3,298      885
        Other........................................    1,905      824
                                                       -------  -------
             Total deferred tax liabilities..........   26,967   15,962
                                                       -------  -------

       Deferred tax assets:
        Net operating loss carryforwards.............   11,810    8,871
        Trust development expenses...................    3,733    3,442
        Accrued stock appreciation right and
          performance share compensation.............      787    2,288
        Other........................................      872      640
                                                       -------  -------
             Total deferred tax assets...............   17,202   15,241
                                                       -------  -------

       Net deferred tax liabilities..................  $ 9,765  $   721
                                                       =======  =======

     As of December 31, 1996, the Company has estimated tax loss carryforwards of approximately $34 million that are scheduled to expire in 2008 through 2011.

4.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases offices, vehicles and certain other equipment in its primary locations under non-cancelable operating leases. As of December 31, 1996, minimum future lease payments for all non-cancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows (in thousands):

                    1997...........................  $ 6,258
                    1998...........................    6,148
                    1999...........................    6,040
                    2000...........................    5,960
                    2001...........................    5,960
                    Remaining......................   14,943
                                                     -------
                                                     $45,309
                                                     =======

     Amounts incurred by the Company under operating leases (including renewable monthly leases) were $5,489,000, $1,912,000 and $1,558,000 in 1996, 1995 and
1994, respectively.

     In March 1996, the Company sold its Tyrone gas processing plant and related gathering system (acquired as part of the Santa Fe Acquisition in August 1995 -
Note 9) for $28 million and entered an agreement to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. The Company does not have the right or option to purchase, nor does the lessor have the obligation to sell the facility at any time. However, if the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company at its fair market value. Additionally, the Company has a right of first refusal of any third party offers to buy the facility after the initial term. This transaction has been recorded as a sale and operating leaseback, with no gain or loss on the sale. Proceeds of the sale were used to reduce borrowings under the loan agreement (Note 2).

     In November 1996, the Company sold its gathering system in Major County, Oklahoma for $8 million and entered an agreement to lease the facility from the buyers for an initial term of eight years, with fixed renewal options for an additional 10 years. Rentals are adjusted monthly based on the 30-day LIBOR rate (Note 2) and may be irrevocably fixed by the Company with 20 days advance notice. As of December 31, 1996, annual rentals were $1.6 million. The Company does not have the right or option to purchase, nor does the lessor have the obligation to sell the facility at any time. However, if the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company at its fair market value. Additionally, the Company has a right of first refusal of any third party offers to buy the facility after the initial term. This transaction has been recorded as a sale and operating leaseback, with a deferred gain of $3.4 million on the sale. The deferred gain is amortized over the lease term based on pro rata rentals and is recorded in other long-term liabilities in the accompanying balance sheet. Proceeds of the sale were used to reduce borrowings under the loan agreement.

     Employment Agreements

     Two executive officers have entered into year-to-year employment agreements with the Company. The agreements are automatically renewed each year-end unless terminated by either party upon thirty days notice prior to each December 31. Under these agreements, each of the officers receives a minimum annual salary of $300,000 and is entitled to participate in any incentive compensation programs administered by the Board of Directors. The agreements also provide that, in the event the officer terminates his employment for good reason, as defined in the agreement, the officer will receive severance pay equal to the amount that would have been paid under the agreement had it not been terminated. If such termination follows a change in control of the Company, the officer is entitled to a lump-sum payment of three times his most recent annual compensation.

     Sales Contracts

     The Company sells gas to a single purchaser under a ten-year contract that began August 1, 1995. From August 1995 through July 1998 ("initial period"), 10,000 Mcf of gas per day is sold at a contract price equal to a monthly natural gas index for deliveries in Oklahoma plus $.35 per Mcf through December 1996, and plus $.30 per Mcf from January 1997 through July 1998. For December 1996, the initial period contract price was $3.96 per Mcf. From August 1998 through July 2005 ("final period"), 11,650 Mcf of gas per day will be sold at a contract price of approximately 10% of the month's average NYMEX futures contract for West Texas Intermediate crude oil, adjusted for the point of physical delivery. For December 1996, the final period contract price would have been $2.54 per Mcf, assuming delivery in Oklahoma. The Company's spot price for December 1996 deliveries in Oklahoma was $3.58 per Mcf.

     The Company has entered a contract with a single purchaser to sell a total of 25,000 Mcf of gas per day for the first three months of 1997 at a weighted average wellhead sales price of $2.83 per Mcf.

     Since August 1991, the Company has sold gas to a cogeneration facility under a take-or-pay contract that expires in September 2004. The Company has committed to sell between 1,460,000 and 1,825,000 Mcf of gas annually under this contract, subject to certain modifications, at a price based on a composite energy cost index. Since the Company generally purchases such gas at spot prices, there is exposure to loss during months of rapidly increasing gas prices. The Company recognized a net profit (loss) on this contract of ($206,000), $453,000 and $178,000 during 1996, 1995 and 1994, respectively.

     Litigation

     In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. The plaintiff alleges that such deductions are a breach of the Company's contractual obligations to the class and is seeking to recover an unspecified amount of damages as a result of the alleged breach. The plaintiff is also seeking a determination of the Company's obligations to the plaintiff and the class regarding production or other costs. The Company has responded that it has complied with all of its contractual obligations and denied that the matter is appropriate for determination as a class action. The parties are currently conducting discovery on the class issues. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the accompanying financial statements as of December 31, 1996.

     The Company and certain of its subsidiaries are involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the class action lawsuit described above, will have a material effect on the Company's financial position, liquidity or operations.

     Other

     In May 1993, the Company entered into a registration rights agreement with holders of 9.3 million shares of common stock that could not be resold except pursuant to registration with the Securities and Exchange Commission or an exemption from such registration. Under certain conditions, holders of at least 5% of the unregistered shares can require that the Company use its best efforts to register and sell these shares in a public offering. The Company has agreed to pay all costs of such registration. Following the August 1995 public offering of common stock (Note 5), 7.1 million shares remain subject to such registration rights.

     To date, the Company's expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, developments such as new regulations, enforcement policies or claims for damages could result in significant future costs.

5.   EQUITY

     Public Offering of Common Stock

     In August 1995, the Company completed a public offering of 4,362,775 shares of common stock, of which 2,250,000 shares were sold by the Company and 2,112,775 shares were sold by stockholders. Net proceeds from the offering of $29.5 million were used to partially fund the Santa Fe Acquisition (Note 9).

     Performance Shares

     During 1996 and 1995, the Company issued 74,500 and 164,250 performance shares (Note 8).

     Series A Convertible Preferred Stock

     In September 1996, pursuant to the Company's exchange offer, a total of 1,324,111 shares of common stock were exchanged for 1,138,729 shares of Series A convertible preferred stock ("Preferred Stock"). The Company incurred costs of $540,000 related to this exchange offer. All exchanged shares of common stock have been canceled and are authorized but unissued. Preferred Stock is recorded in the accompanying consolidated balance sheet at its liquidation preference of $25 per share.

     Cumulative dividends on Preferred Stock are payable quarterly in arrears, when declared by the Board of Directors, based on an annual rate of $1.5625 per share. The Preferred Stock has no stated maturity and no sinking fund, and is redeemable, in whole or in part, by the Company after October 15, 1999. Redemption is allowed only under certain circumstances on or before October 15, 2000 at $26.09 per share, and thereafter unconditionally at prices declining ratably annually to $25.00 per share after October 15, 2006, plus dividends accrued and unpaid to the redemption date.

     The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at a rate of 1.44 shares of common stock for each share of Preferred Stock, subject to adjustment in certain events. Preferred Stock holders are allowed one vote for each common share into which their Preferred Stock may be converted.

     Treasury Stock

     During 1996, 1995 and 1994, the Company purchased 1,485,118, 20,218 and 758 shares of its common stock at an average cost per share of $23.51, $17.37 and $15.00, respectively. Additionally, the Company received 203,553 and 9,540 shares in 1996 and 1995 that are held in treasury, as payment for the option price upon exercise of stock options.

     Convertible Debt

     During November and December 1996, $27.7 million principal of the Company's 5 1/4% convertible subordinated notes (Note 2) was converted by noteholders into 1,198,454 shares of common stock. In January 1997, principal of $29.7 million of the notes was converted by noteholders into 1,285,495 shares of common stock. As of January 21, 1997, no notes remain outstanding.

     Three-for-Two Stock Split

     On March 19, 1997, the Company effected a three-for-two stock split for common stockholders of record on March 12, 1997. Per share amounts for all periods presented and common stock, additional paid-in capital and treasury share balances at December 31, 1996 have been restated to reflect the stock split on a retroactive basis.

     Common Stock Dividends

     Since the Company's inception, the Board of Directors has declared quarterly dividends of $0.075 per common share ($0.05 per share on a post-split basis). In February 1997, the Board of Directors declared a dividend of $0.055 per share on a post-split basis, payable April 15, 1997 to shareholders of record on March 31, 1997. See Note 2 regarding restrictions on dividends.


6.  FINANCIAL INSTRUMENTS

     Interest Rate Swap Agreement

     The Company entered a series of interest rate swap agreements to hedge exposure to interest rate fluctuations on variable-rate debt, the last of which expired in September 1996. Settlements of net amounts due were made semiannually, based on LIBOR rates (Note 2). The Company's senior debt borrowings have been based on LIBOR rates throughout the terms of these swap agreements.

     In January 1996, the Company committed with a bank to enter into two interest rate swap agreements if LIBOR rates declined to specified strike rates on April 17, 1996. The Company received $500,000 as consideration for this commitment that expired unexercised on April 17, resulting in recognition of such proceeds as other income.

     Commodity Futures Contracts

     The Company periodically enters into futures contracts to hedge its exposure to price fluctuations on crude oil and natural gas sales. The Company did not have any significant hedging activity from 1994 through 1996. See Note 4.

     Fair Value

     Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 1996 and 1995. The following are estimated fair values and carrying values of the Company's other financial instruments (none of which are held or issued for trading purposes) at these dates (in thousands):

                                                 Asset (Liability)
                                  ----------------------------------------------
                                     December 31, 1996       December 31, 1995
                                  ----------------------  ----------------------
                                   Carrying      Fair      Carrying      Fair
                                    Amount      Value       Amount      Value
                                  ----------  ----------  ----------  ----------

Investment in equity securities.. $  16,714   $  16,714   $       -   $       -
Short-term debt.................. $  (3,000)  $  (3,000)  $       -   $       -
Long-term debt................... $(314,757)  $(317,331)  $(238,475)  $(234,487)
Interest rate swap agreements.... $       -   $       -   $       -   $      41

     The above fair values were estimated based on: investment in equity securities- quoted market price; short and long-term debt- short-term borrowings and bank borrowings approximate the carrying value because of short-term interest rate maturities, while the fair value of subordinated notes is estimated to be ($32.2 million) and ($62.5 million) at December 31, 1996 and 1995 based on a current market quote; interest rate swap agreements- the present value of estimated future cash flows. Such estimated fair values are not necessarily representative of amounts that could be realized or settled, nor do they consider the tax consequences of realization or settlement.

     Concentrations of Credit Risk

     Although the Company's cash equivalents and derivative financial instruments are exposed to the risk of credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's receivables are from a broad and diverse group of energy companies and, accordingly, do not represent a significant credit risk. The Company's gas marketing activities generate receivables from customers including pipeline companies, local distribution companies and end-users in various industries. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. The Company recorded an allowance for collectibility of all accounts receivable of $911,000 and $650,000 at December 31, 1996 and 1995, respectively.

7.  SUPPLEMENTAL CASH FLOW INFORMATION

     The consolidated statements of cash flows exclude the following non-cash equity transactions (Notes 5 and 8):

     - Exchange of 1,324,111 shares of common stock for 1,138,729 shares of Series A convertible preferred stock in 1996

     - Conversion of $27.7 million principal amount of 5 1/4% convertible subordinated notes into 1,198,454 shares of common stock in 1996

     - Grants of 74,500 and 164,250 performance shares to key employees and nonemployee directors in 1996 and 1995, respectively

     - Receipt of 203,553 and 9,540 shares of common stock for the option price of exercised stock options in 1996 and 1995

     Interest payments during 1996, 1995 and 1994 totaled $16,369,000, $12,202,000 and $7,910,000 respectively. Income tax payments during 1996, 1995 and 1994 totaled $6,000, $541,000 and $28,000, respectively.

8.  EMPLOYEE BENEFIT PLANS

     401(k) Plan

     The Company sponsors a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. Employee contributions (up to 8% of wages) are matched by the Company. Employee contributions vest immediately while the Company's matching contributions vest 100% after three years of service. All full-time employees over 21 years of age and with at least three months service with the Company may participate. Company contributions under the plan were $979,000, $814,000 and $675,000 in 1996, 1995 and 1994, respectively.

     1991 Stock Incentive Plan

     A total of 450,000 incentive units ("Units") have been granted to directors, officers and other key employees under the 1991 Stock Incentive Plan ("1991 Plan"). One-third of the Units become exercisable on each of the first three anniversaries of the grant date and no Units are exercisable following the tenth anniversary. Units consist of a stock option ("Option") and a stock appreciation right ("SAR"). An Option provides the right to purchase one share of common stock at the exercise price, which generally is the market price at the date the Unit is granted. A SAR entitles the recipient to a payment equal to twice the excess of the market price of one share of common stock on the date the Option is exercised over the exercise price.

     General and administrative expense includes stock incentive compensation related to SARs of $3.7 million, $2.3 million and $700,000 for 1996, 1995 and 1994, respectively. SAR cash payments were $7.1 million, $800,000 and $10,000 in 1996, 1995 and 1994, respectively.

     1994 Stock Incentive Plan

     Under the 1994 Stock Incentive Plan ("1994 Plan"), an aggregate of one million shares of common stock may be issued to directors, officers and other key employees pursuant to grants of Options or performance shares of common stock ("performance shares"). At December 31, 1996, 6,550 shares remained available for grant under the 1994 Plan (9,825 on a post-split basis - see Note
5). Options vest and become exercisable at dates specified when granted by the compensation committee ("the Committee") of the Board of Directors. No option, however, is exercisable prior to six months or after ten years from its grant date. With the exception of 543,765 options granted in 1994 that vest and become exercisable upon the exercise of the recipients' Units under the 1991 Plan, all options granted under the 1994 Plan vest in equal amounts over a five-year period.

     Performance shares are subject to restrictions determined by the Committee and may be subject to forfeiture if performance targets established by the Committee are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other stockholders. During 1995, the Company issued to key employees 158,250 performance shares that vested in two equal amounts when the common stock price reached $21 in May 1996 and $24 in June 1996. The Company recognized compensation expense of $2.8 million and $700,000 in 1995 and 1996, respectively, related to these 1995 performance share grants. During 1996, the Company issued to key employees 68,500 performance shares that vested when the common stock price reached $30 in January 1997. The Company recognized compensation expense of $1.8 million and $200,000 in 1996 and January 1997, respectively, related to these 1996 performance share grants. The Company also issued a total of 6,000 performance shares in each of 1996 and 1995, with immediate vesting to nonemployee directors as compensation for their services.

     Unit/ Option Activity and Balances

     The following summarizes Unit and Option activity and balances from 1994 through 1996:

                                                  Weighted Average
                                              ------------------------  1991 Plan   1994 Plan
                                               Exercise   Fair Value    Incentive     Stock
                                                Price    of Grants (a)    Units      Options
                                              --------   -------------  ----------  ----------
1994
-------------------------------------------
 Beginning of year.........................   $12.33              -        450,000           -
  Grants...................................    14.94              -              -     550,765
  Exercises................................    12.01              -         (1,666)          -
  Forfeitures..............................    14.53              -         (1,000)     (4,250)
                                                                          --------     -------
 End of year...............................    13.76              -        447,334     546,515
                                                                          ========     =======
 Exercisable at end of year................    12.10              -        392,884           -
                                                                          ========     =======

1995
-------------------------------------------
 Beginning of year.........................   $13.76              -        447,334     546,515
  Grants...................................    16.58          $5.81              -      78,750
  Exercises................................    12.05              -        (75,462)          -
  Forfeitures..............................    14.73              -           (401)     (3,376)
                                                                          --------     -------
 End of year...............................    14.11              -        371,471     621,889
                                                                          ========     =======
 Exercisable at end of year................    12.83              -        348,306      94,336
                                                                          ========     =======

1996
-------------------------------------------
 Beginning of year.........................   $14.11              -        371,471     621,889
  Grants...................................    21.68          $8.59              -     135,000
  Exercises................................    12.82              -       (348,737)    (93,813)
  Forfeitures..............................    14.87              -            (84)     (2,189)
                                                                          --------     -------
 End of year...............................    16.48              -         22,650     660,887
                                                                          ========     =======
 Exercisable at end of year................    14.98                        22,650     447,176
                                                                          ========     =======

 Adjusted for 3-for-2 stock split (Note 5):
  End of year..............................   $10.99              -         33,975     991,331
                                                                          ========     =======
  Exercisable at end of year...............     9.99              -         33,975     670,764
                                                                          ========     =======

  (a) The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.4% and 5.8%; dividend yield of 1.4%; expected lives of 6 years; and volatility of 35% and 31%.

     The following summarizes information about Units/ Options at December 31, 1996, as restated for the three-for-two stock split (Note 5):


                                 Units/ Options Outstanding    Units/ Options Exercisable
                              -------------------------------  --------------------------
                                         Weighted   Weighted                  Weighted
                                          Average   Average                   Average
           Range of                      Remaining  Exercise                  Exercise
       Exercise Prices          Number     Term      Price         Number      Price
----------------------------  ---------  ---------  --------      -------     --------

       1991 Plan
         $7.97 - $11.33.....     33,975  6.0 years    $ 9.63       33,975      $ 9.63

       1994 Plan
         $9.92 - $11.83.....    793,331  7.8 years     10.16      670,764       10.01
         $14.50 - $16.37....    198,000  9.4 years     14.51            -           -
                              ---------                           -------
                              1,025,306  8.1 years     10.99      704,739        9.99
                              =========                           =======

     Pro Forma Effect of Recording Stock-Based Compensation at Estimated Fair Value

     The following are pro forma earnings (loss) available to common stock and earnings (loss) per common share for 1996 and 1995, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS 123, Accounting for Stock-Based Compensation (Note 1), including the effect of restatement for the three-for-two stock split (Note 5):

          (in thousands, except per share data)             Pro Forma
                                                       ------------------
                                                         1996       1995
                                                       --------   -------

          Earnings (loss) available to common stock..  $19,767   $(11,200)
                                                       =======   ========

          Earnings (loss) per common share:
             Before extraordinary item...............  $  0.74   $  (0.46)
                                                       =======   ========
             After extraordinary item................  $  0.74   $  (0.44)
                                                       =======   ========

9.  ACQUISITIONS

     At the end of March 1995, the Company acquired predominantly gas-producing properties in Kansas, Oklahoma and Texas from Apache Corporation for $20 million and in northwestern Oklahoma from Meridian Oil, Inc. and certain of its affiliates for $4.1 million. During the second quarter of 1995, the Company completed other acquisitions totaling approximately $7 million. These acquisitions were primarily financed with bank debt under the Company's revolving credit agreements (Note 2).

     On August 1, 1995, the Company acquired gas-producing properties and a related gathering system and gas processing plant from Santa Fe Minerals, Inc. ("Santa Fe Acquisition"). The properties consist primarily of operated interests in the Hugoton Field of Kansas and Oklahoma. Of the $123 million adjusted purchase price, $94 million was allocated to producing properties and $29 million was allocated to gas gathering and processing facilities. The Santa Fe Acquisition was primarily financed by borrowings under the Company's loan agreement (Note 2) and proceeds from the August 1995 common stock offering (Note
5) and asset sales.

     From July through December 1996, the Company purchased 16% of the outstanding units of beneficial interest in the Royalty Trust ("Units") at a cost of $12.8 million, funded primarily with bank debt. In January 1997, after acquiring a total of one million Units, the Board of Directors authorized the purchase of up to one million additional Units. The Company considers its investment in Units as an acquisition of oil and gas properties; accordingly, the cost of these Units has been included in producing properties in the accompanying consolidated balance sheet.

     On July 19, 1996, the Company acquired primarily gas-producing properties in the Green River Basin of southwestern Wyoming from Enserch Exploration ("Enserch Acquisition") for an adjusted purchase price of $39.4 million. The properties primarily consist of operated interests in the Fontenelle, Nitchie Gulch and Pine Canyon fields. On November 21, 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, for an estimated adjusted purchase price of $12.5 million. These acquisitions were funded by bank debt and cash flow from operations.

     On December 2, 1996, the Company acquired primarily gas-producing properties in the Northern Val Verde area of the Permian Basin of West Texas. The properties are primarily operated interests in the Henderson, Ozona and Davidson Ranch fields. The estimated adjusted purchase price of $28 million was funded by bank debt and cash flow from operations.

     These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the years ended December 31, 1996 and 1995 as if these acquisitions (net of related dispositions) and the August 1995 common stock offering had been consummated as of January 1, 1995. These pro forma results are not necessarily indicative of future results.

             (in thousands, except per share data)         Pro Forma (Unaudited)
                                                           ---------------------
                                                             1996        1995
                                                           --------    ---------

             Revenues..................................... $174,722    $140,196
                                                           ========    ========

             Net income (loss) before extraordinary item.. $ 20,199    $(15,416)
                                                           ========    ========

             Earnings (loss) available to common stock.... $ 19,685    $(14,760)
                                                           ========    ========

             Earnings (loss) per common share:
               Before extraordinary item.................. $   0.74    $  (0.56)
                                                           ========    ========
               After extraordinary item................... $   0.74    $  (0.54)
                                                           ========    ========

             Weighted average common shares outstanding...   26,609      27,318
                                                           ========    ========

10.  QUARTERLY FINANCIAL DATA (Unaudited)

     The following are summarized quarterly financial data for the years ended December 31, 1996 and 1995, with restatement of earnings per common share and average shares outstanding for the effects of the three-for-two stock split (Note 5):

(in thousands, except per share data)                   Quarter
                                           ----------------------------------
                                             1st      2nd      3rd    4th (a)
                                           -------  -------  -------  -------
      1996
      -----------------------------------
          Revenues.......................  $36,081  $36,735  $39,201  $ 49,374
          Gross profit (b)...............  $13,482  $13,606  $14,240  $ 23,137
          Earnings available to
             common stock................  $ 4,671  $ 1,807  $ 4,647  $  8,665
          Earnings per common share......  $  0.17  $  0.07  $  0.18  $   0.35
          Average shares outstanding.....   27,602   27,447   26,430    24,977

      1995
      -----------------------------------
          Revenues.......................  $24,219  $27,936  $28,066  $ 32,684
          Gross profit (b)...............  $ 5,627  $ 7,903  $ 5,603  $(10,473)
          Earnings (loss) available to
             common stock:
             Before extraordinary item...  $ 1,463  $   943  $ 1,211  $(14,811)
             After extraordinary item....  $ 1,463  $   943  $ 1,820  $(14,764)
          Earnings (loss) per common
             share:
             Before extraordinary item...  $  0.06  $  0.04  $  0.05  $  (0.54)
             After extraordinary item....  $  0.06  $  0.04  $  0.07  $  (0.54)
          Average shares outstanding.....   23,888   23,897   26,277    27,426

        (a) Fourth quarter 1995 results include a pre-tax impairment charge of $20.3 million upon adoption of SFAS No. 121 (Note 1), and $2.8 million for performance share compensation and $2.6 million for stock appreciation right compensation (Note 8).
        (b) Revenues less expenses, other than general and administrative, net interest expense and income tax.

11. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (Unaudited)

     All of the Company's operations are directly related to oil and gas producing activities located in the United States.

     Costs Incurred Related to Oil and Gas Producing Activities

     The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes (in thousands):

                                                    1996      1995     1994
                                                  --------  --------  -------

          Acquisition (including undeveloped
            properties).........................  $105,815  $131,342  $28,100
          Exploitation and development..........    44,758    20,797   21,668
          Exploration...........................       280       264      158
                                                  --------  --------  -------
          Total.................................  $150,853  $152,403  $49,926
                                                  ========  ========  =======

     Proved Reserves

     Independent petroleum engineers have estimated the Company's proved oil and gas reserves, all of which are located in the United States. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

     Standardized Measure

     The standardized measure of discounted future net cash flows ("standardized measure") and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of year-end prices for oil and gas and year-end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Discounted future net cash flows are calculated using a 10% rate. Estimated future income taxes are calculated by applying year-end statutory rates to future pre-tax net cash flows, less the tax basis of related assets and applicable tax credits.

     The standardized measure does not represent management's estimate of the Company's future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, year-end prices used to determine the standardized measure of discounted cash flows, are influenced by seasonal demand and other factors and may not be the most representative in estimating future revenues or reserve data.

                                                     Oil             Gas
                                                   (Bbls)           (Mcf)
                                                   ------          -------
                                                       (in thousands)
PROVED RESERVES

December 31, 1993............................      21,082        169,119
  Revisions..................................       8,357          1,278
  Extensions, additions and discoveries......       3,981         25,735
  Production.................................      (3,466)       (21,236)
  Purchases in place.........................       3,763          4,336
  Sales in place.............................        (136)        (2,171)
                                                   ------        -------

December 31, 1994............................      33,581        177,061
  Revisions..................................       1,314          4,507
  Extensions, additions and discoveries......       6,378         41,899
  Production.................................      (3,532)       (28,619)
  Purchases in place.........................       3,056        170,711
  Sales in place.............................        (809)        (7,489)
                                                   ------        -------

December 31, 1995............................      39,988        358,070
  Revisions..................................       2,361         29,379
  Extensions, additions and discoveries......       2,220         37,480
  Production.................................      (3,508)       (37,275)
  Purchases in place.........................       1,552        153,400
  Sales in place.............................        (173)          (516)
                                                   ------        -------

December 31, 1996............................      42,440        540,538
                                                   ======        =======


PROVED DEVELOPED RESERVES

December 31, 1993............................      17,122        161,240
                                                   ======        =======

December 31, 1994............................      26,948        164,169
                                                   ======        =======

December 31, 1995............................      28,946        320,230
                                                   ======        =======

December 31, 1996............................      31,883        466,412
                                                   ======        =======

                                                        December 31
STANDARDIZED MEASURE OF DISCOUNTED FUTURE  ------------------------------------
  NET CASH FLOWS RELATING TO PROVED           1996          1995        1994
  RESERVES                                 ----------    ----------   ---------
                                                       (in thousands)
Future cash inflows......................  $2,634,641    $1,322,345   $ 822,805
Future costs:
  Production.............................    (819,780)     (536,831)   (378,431)
  Development............................     (77,837)      (72,607)    (38,246)
                                           ----------    ----------   ---------
Future net cash flows before
   income tax............................   1,737,024       712,907     406,128
Future income tax........................    (450,987)     (131,019)    (61,537)
                                           ----------    ----------   ---------
Future net cash flows....................   1,286,037       581,888     344,591
10% annual discount......................    (579,556)     (246,732)   (131,445)
                                           ----------    ----------   ---------

Standardized measure (a).................  $  706,481    $  335,156   $ 213,146
                                           ==========    ==========   =========

(a) Before income tax, the standardized measure (or discounted present value of future net cash flows) was $946,150,000, $405,706,000 and $247,946,000 at
     December 31, 1996, 1995 and 1994, respectively.

CHANGES IN STANDARDIZED MEASURE OF
 DISCOUNTED FUTURE NET CASH FLOWS

                                         1996        1995       1994
                                       ---------   --------   --------
                                                (in thousands)
Standardized measure, January 1........$ 335,156   $213,146   $173,294
                                       ---------   --------   --------
Revisions:
  Prices and costs.....................  360,053     67,528      8,461
  Quantity estimates...................   34,099      8,709     49,337
  Accretion of discount................   37,291     22,242     16,872
  Future development costs.............  (36,267)   (41,416)   (31,849)
  Income tax........................... (169,118)   (36,109)   (18,126)
  Production rates and other...........     (155)    (2,682)       683
                                       ---------   --------   --------

   Net revisions.......................  225,903     18,272     25,378
Extensions, additions and discoveries..   49,802     44,135     31,268
Production.............................  (97,106)   (56,909)   (50,760)
Development costs......................   33,484     16,616     16,791
Purchases in place (a).................  160,670    106,137     18,249
Sales in place.........................   (1,428)    (6,241)    (1,074)
                                       ---------   --------   --------
   Net change..........................  371,325    122,010     39,852
                                       ---------   --------   --------

Standardized measure, December 31......$ 706,481   $335,156   $213,146
                                       =========   ========   ========

(a) Based on the year-end present value (at year-end prices and costs) plus the cash flow received from such properties during the year, rather than the estimated present value at the date of acquisition.

     Year-end oil prices used in the estimation of proved reserves and calculation of the standardized measure were $24.25, $18.00, $16.00 and $12.50 per Bbl at December 31, 1996, 1995, 1994 and 1993, respectively. Year-end average gas prices were $3.02, $1.68, $1.66 and $1.97 per Mcf at December 31, 1996, 1995, 1994 and 1993. Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions during 1994 are primarily the result of the higher year-end 1994 oil price and the reduction of operating expenses on the Prentice Northeast Unit, allowing oil reserves to be produced at December 31, 1994 that were uneconomic to produce at the year-end 1993 oil price of $12.50 per barrel. Quantity estimate revisions during 1996 are primarily the effect of the extended economic life of proved reserves that resulted from development workovers and higher year-end oil and gas prices.

     During 1996, the Company acquired 16% of the Royalty Trust's outstanding Units (Note 9). Proved oil and gas reserves and the standardized measure at December 31, 1996 include 396,000 Bbls and 6,431,000 Mcf, and $10,784,000, respectively, attributable to the Company's ownership of the Royalty Trust.

12.  SUBSEQUENT EVENT

     On March 12, 1997, the Company announced that it intends to offer $165 million of senior subordinated notes due 2007. The offering will be made by means of an offering memorandum to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Net proceeds from the sale of notes will be used to reduce bank borrowings under the loan agreement.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cross Timbers Oil Company

We have audited the accompanying consolidated balance sheets of Cross Timbers Oil Company and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As described in Note 1, effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 13, 1997

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of March 1997.

                                      CROSS TIMBERS OIL COMPANY



                                      By              BOB R. SIMPSON
                                        ---------------------------------------
                                         Bob R. Simpson, Chairman of the Board
                                         and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of March 1997.


PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)              DIRECTORS



                BOB R. SIMPSON                        CHARLES B. CHITTY
--------------------------------------------  ----------------------------------
   Bob R. Simpson, Chairman of the Board              Charles B. Chitty
       and Chief Executive Officer



               STEFFEN E. PALKO                      J. LUTHER KING, JR.
--------------------------------------------  ----------------------------------
Steffen E. Palko, Vice Chairman of the Board         J. Luther King, Jr.
                and President



                                                     J. RICHARD SEEDS
                                              ----------------------------------
                                                     J. Richard Seeds



                                                     SCOTT G. SHERMAN
                                              ----------------------------------
                                                     Scott G. Sherman



         PRINCIPAL FINANCIAL OFFICER            PRINCIPAL ACCOUNTING OFFICER




              LOUIS G. BALDWIN                       BENNIE G. KNIFFEN
--------------------------------------------  ----------------------------------
   Louis G. Baldwin, Senior Vice President     Bennie G. Kniffen, Senior Vice
        and Chief Financial Officer               President and Controller

                               INDEX TO EXHIBITS


EXHIBIT
  NO.                                 DESCRIPTION                           PAGE
-------  -----------------------------------------------------------------  ----
  3.1 Certificate of Incorporation of Cross Timbers Oil Company, as amended through and restated on May 18, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8,
         File No. 33-81766)

  3.2    Bylaws of Cross Timbers Oil Company (incorporated by reference to
         Exhibit 3.4 to Registration Statement on Form S-1, File No.
         33-59820)

  4.1 Form of Indenture dated October 27, 1993, between Cross Timbers Oil Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-1, File No. 33-70026)

  4.2 Form of Certificate of Designations of Series A Convertible Preferred Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to Form 8-A/A, Amendment No. 1, dated September 3, 1996)

 10.1 Revolving Credit Agreement dated June 15, 1995, between Cross Timbers Oil Company and Morgan Guaranty Trust Company of New York, NationsBank of Texas, N.A. and the other banks party thereto (incorporated by reference to Exhibit 10.1 to Form 8-K dated April 12, 1995)

 10.2 Employment Agreement between the Company and Bob R. Simpson, dated February 21, 1995 (incorporated by reference to Exhibit 10.6 to Form 10-K for the year ended December 31, 1994)

 10.3 Employment Agreement between the Company and Steffen E. Palko, dated February 21, 1995 (incorporated by reference to Exhibit
         10.7 to Form 10-K for the year ended December 31, 1994)

 10.4    1991 Stock Incentive Plan (incorporated by reference to Exhibit
         10.7 to Registration Statement on Form S-1, File No. 33-59820)

 10.5 Form of grant under 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1, File No. 33-59820)

 10.6    1994 Stock Incentive Plan (incorporated by reference to Exhibit
         4.4 to Registration Statement on Form S-8, File No. 33-81766)

 10.7 Form of grant under 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.4 to Registration Statement on Form S-8, File No. 33-81766)

 10.8 Registration Rights Agreement among Cross Timbers Oil Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

 12.1    Computation of Ratio of Earnings to Fixed Charges

 21.1    Subsidiaries of Cross Timbers Oil Company

EXHIBIT
  NO.                                 DESCRIPTION                           PAGE
-------  -----------------------------------------------------------------  ----

23.1     Consent of Arthur Andersen LLP

23.2     Consent of Miller and Lents, Ltd.

--------------------

   Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, Cross Timbers Oil Company, 810 Houston St., Suite 2000, Fort Worth, Texas 76102.