Form 10-Q
period 1997-03-31
CROSS TIMBERS OIL CO
filed 1997-05-15
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934


                For the quarterly period ended  MARCH 31, 1997
                                                --------------


                                      OR


[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                       Commission File Number:  1-10662
                                                -------



                           CROSS TIMBERS OIL COMPANY

            (Exact name of registrant as specified in its charter)



                  Delaware                               75-2347769
         ----------------------------                  --------------

        (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)                 Identification No.)


      810 Houston Street, Suite 2000, Fort Worth, Texas          76102
      --------------------------------------------------      ----------
           (Address of principal executive offices)           (Zip Code)


                                (817) 870-2800
             -----------------------------------------------------

             (Registrant's telephone number, including area code)


                                     NONE
    ----------------------------------------------------------------------
     (Former name, former address and former fiscal year, if change since last report)

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                  Outstanding as of April 30, 1997
     ----------------------------          --------------------------------
     Common stock, $.01 par value                  26,226,971

================================================================================

                           CROSS TIMBERS OIL COMPANY

            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997



                                     INDEX


                                                                      Page
                                                                      ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets
           at March 31, 1997 and December 31, 1996..................    3

          Consolidated Statements of Operations
           for the Three Months Ended March 31, 1997 and 1996.......    4

          Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 1997 and 1996.......    5

          Notes to Consolidated Financial Statements................   6-8

          Report of Independent Public Accountants..................    9

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations............  10-13


PART II.  OTHER INFORMATION

Item 5.   Other Information.........................................   14

Item 6.   Exhibits and Reports on Form 8-K..........................  14-15

          Signatures................................................   16

                        P A R T   I.    F I N A N C I A L   I N F O R M A T I O N

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

 (in thousands)                                                           MARCH 31,
                                                                           1997      DECEMBER 31,
                                                                        (Unaudited)      1996
                                                                        -----------  -------------
ASSETS

Current Assets:
 Cash and cash equivalents....................................           $     303      $   3,937
 Accounts receivable, net.....................................              33,380         44,320
 Inventory....................................................                 199             18
 Deferred income tax benefit..................................                   -            558
 Other current assets.........................................               1,864          2,947
                                                                         ---------      ---------
  Total Current Assets........................................              35,746         51,780
                                                                         ---------      ---------

Property and Equipment, at cost - successful efforts method:
 Producing properties.........................................             671,305        639,990
 Undeveloped properties.......................................               3,587          2,493
 Gas gathering and other......................................              17,191         16,470
                                                                         ---------      ---------
    Total Property and Equipment..............................             692,083        658,953
 Accumulated depreciation, depletion and amortization.........            (218,884)      (208,392)
                                                                         ---------      ---------
    Net Property and Equipment................................             473,199        450,561
                                                                         ---------      ---------

Investment in Equity Securities, at market value..............              16,947         16,714
                                                                         ---------      ---------

Other Assets..................................................               3,431          4,015
                                                                         ---------      ---------

TOTAL ASSETS..................................................           $ 529,323      $ 523,070
                                                                         =========      =========
 LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities.....................           $  41,207      $ 45,729
 Payable to Royalty Trust.....................................               2,249         2,770
 Accrued stock incentive compensation.........................                 405           483
 Deferred income tax, current.................................                 378             -
 Short-term debt (Note 2).....................................                   -         3,000
                                                                         ---------      --------
  Total Current Liabilities...................................              44,239        51,982
                                                                         ---------      --------

Long-term Debt (Note 2).......................................             303,400       314,757
                                                                         ---------      --------

Deferred Income Tax...........................................              14,718        10,323
                                                                         ---------      --------

Other Long-term Liabilities...................................               3,255         3,340
                                                                         ---------      --------

Commitments (Note 3)

Stockholders' Equity:
 Series A convertible preferred stock ($.01 par value,
  25,000,000 shares authorized, 1,138,729 issued,
  at liquidation value of $25)................................              28,468        28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  30,177,414 and 28,209,976 shares issued)....................                 302           282
 Additional paid-in capital...................................             194,671       164,577
 Treasury stock (3,572,543 and 2,578,781 shares)..............             (58,203)      (40,219)
 Unrealized gain on investment in equity securities...........                 364           638
 Retained earnings (deficit)..................................              (1,891)      (11,078)
                                                                         ---------      --------
  Total Stockholders' Equity..................................             163,711       142,668
                                                                         ---------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................           $ 529,323      $523,070
                                                                         =========      ========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                              1997                 1996
                                             -------              -------
REVENUES

 Oil.........................................   $19,914           $16,303
 Gas.........................................    29,524            15,610
 Gas gathering, processing and marketing.....     2,733             3,853
 Other.......................................     1,323               315
                                                -------           -------

 Total Revenues..............................    53,494            36,081
                                                -------           -------

EXPENSES

 Production..................................    10,343             9,666
 Taxes on production and property............     4,177             2,753
 Depreciation, depletion and amortization....    10,969             9,101
 General and administrative..................     3,535             2,560
 Gas gathering and processing................     2,098               891
 Interest, net...............................     5,275             3,951
 Trust development costs.....................        74               188
                                                -------           -------

 Total Expenses..............................    36,471            29,110
                                                -------           -------

INCOME BEFORE INCOME TAX.....................    17,023             6,971
                                                -------           -------

INCOME TAX

 Current.....................................       256               419
 Deferred....................................     5,672             1,881
                                                -------           -------

 Total Income Tax............................     5,928             2,300
                                                -------           -------

NET INCOME...................................    11,095             4,671

 Preferred Stock Dividends...................       445                 -
                                                -------           -------

EARNINGS AVAILABLE TO COMMON STOCK...........   $10,650           $ 4,671
                                                =======           =======


EARNINGS PER COMMON SHARE (Note 4)

 Primary.....................................   $  0.40           $  0.17
                                                =======           =======
 Fully diluted...............................   $  0.38           $  0.17
                                                =======           =======

DIVIDENDS DECLARED PER COMMON SHARE..........   $ 0.055           $ 0.050
                                                =======           =======

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...    26,930            27,601
                                                =======           =======

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------



(in thousands)
(Note 5)
                                                             THREE MONTHS ENDED MARCH 31,
                                                             ----------------------------
                                                                   1997       1996
                                                                 --------   --------
OPERATING ACTIVITIES

 Net income....................................................  $ 11,095   $  4,671
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization....................    10,969      9,101
   Stock incentive compensation................................       266       (746)
   Deferred income tax.........................................     5,672      1,881
   Gain from sale of property and equity securities............    (1,427)       (61)
   Other non-cash items........................................       626        376
 Changes in working capital (a)................................    11,939      1,639
                                                                 --------   --------

 CASH PROVIDED BY OPERATING ACTIVITIES.........................    39,140     16,861
                                                                 --------   --------

INVESTING ACTIVITIES

 Proceeds from sale of equity securities.......................     7,039          -
 Investment in equity securities...............................    (6,479)   (16,080)
 Proceeds from sale of property and equipment..................       501     28,294
 Property acquisitions.........................................   (21,462)    (3,072)
 Development costs.............................................   (17,368)    (3,493)
 Gas gathering and other additions.............................      (860)    (1,521)
                                                                 --------   --------

 CASH PROVIDED (USED) BY INVESTING ACTIVITIES..................   (38,629)     4,128
                                                                 --------   --------

FINANCING ACTIVITIES

 Proceeds from long-term debt..................................    62,500     21,000
 Payments on long-term debt....................................   (47,130)   (37,725)
 Common and preferred stock dividends..........................    (1,870)    (1,379)
 Proceeds from stock option exercises..........................       118        418
 Purchases of treasury stock...................................   (17,763)      (225)
                                                                 --------   --------

 CASH USED BY FINANCING ACTIVITIES.............................    (4,145)   (17,911)
                                                                 --------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............    (3,634)     3,078

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.................     3,937      2,212
                                                                 --------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD.......................  $    303   $  5,290
                                                                 ========   ========

(a) CHANGES IN WORKING CAPITAL
   Accounts receivable.........................................  $  8,522   $ (1,045)
   Inventory...................................................      (181)         -
   Other current assets........................................     1,051        574
   Accounts payable, accrued liabilities and payable to
    Royalty Trust..............................................     2,547      2,110
                                                                 --------   --------

  DECREASE IN WORKING CAPITAL..................................  $ 11,939   $  1,639
                                                                 ========   ========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1996, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1997 and the results of operations and cash flows of the Company for the three months ended March 31, 1997 and 1996. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

     Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1996 annual report on Form 10-K.

2.   LONG-TERM DEBT

     In January 1997, $29.7 million principal amount of the Company's 5 1/4% convertible subordinated notes was converted by note holders into 1,928,242 shares of common stock and $29,000 was redeemed. As of January 21, 1997, no 5 1/4% convertible subordinated notes remained outstanding.

     On April 2, 1997, the Company sold $125 million of 9 1/4% senior subordinated notes ("Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes are general unsecured indebtedness that is subordinate to bank borrowings under the Revolving Credit Agreement. The Notes mature on April 1, 2007 and interest is payable each April 1 and October
1. The Notes are redeemable at the option of the Company on April 1, 2002 at a price of 104.625%, and thereafter at prices declining ratably annually to 100% on April 1, 2005, plus accrued interest through the redemption date. In addition, on or prior to April 1, 2000, the Company may, subject to certain requirements, redeem up to one-third of the Notes with the net proceeds from one or more public equity offerings at a price equal to 109.25% plus accrued interest. Upon a change in control (as defined) of the Company, Note holders have the right to require the Company to purchase all or a portion of their Notes at 101% plus accrued interest. See also Note 3.

     On March 31, 1997, outstanding bank borrowings and short-term borrowings were $300 million and $3.4 million respectively. On April 2, outstanding bank borrowings were reduced to $181.9 million after applying net proceeds of $121.5 million (before estimated offering expenses of $454,000) from the sale of the Notes. As of April 2, 1997, total bank borrowing commitments were $274 million, with resulting unused borrowing capacity of $92.1 million. Because of this increased borrowing capacity, short-term borrowings at March 31 were reclassified to long-term debt. Borrowing commitments will be reduced to $265.8 million and $257.6 million on June 30, 1997 and December 31, 1997, respectively.

     As of April 2, 1997, there are no maturities of long-term debt through 1999; maturities in 2000 and 2001 are $45 million and $44.1 million, respectively.

3.   COMMITMENTS

     The Company has entered contracts with two purchasers to sell a total of 60,000 Mcf of gas per day from June through October for delivery in Oklahoma at a weighted average sales price of $1.97 per Mcf, before Btu and gathering charge adjustments. The Company has also entered in a commodity price swap agreement effectively fixing the Company's gas price on notional volumes of 10,000 Mcf per day of Oklahoma deliveries from June through October at $1.93 per Mcf, before Btu and gathering charge adjustments.

     The Company has entered a registration rights agreement with the purchasers of the Notes (Note 2) to use its best efforts to register notes ("Exchange Notes") with the Securities and Exchange Commission ("Commission") that the purchasers may exchange for the Notes, and to effect the offering of such exchange ("Exchange Offering"). The Exchange Notes will have substantially identical terms as the Notes, except that the Exchange Notes will not have transfer restrictions. The Company's registration statement on Form S-4 to register the Exchange Notes was declared effective by the Commission on May 14, 1997. If the Exchange Offering is not consummated by September 29, 1997, the interest rate on the Notes will increase by 0.50% per annum .

4.   COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

     On March 19, 1997, the Company effected a three-for-two common stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

     Fully diluted earnings per share includes the effect of outstanding stock options (calculated on the treasury stock method) and Series A convertible preferred stock and 5 1/4% convertible subordinated notes, as if converted on January 1, 1997.

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) would be the same as primary and fully diluted earnings per share, respectively, for the three months ended March 31, 1997 and 1996.

5.   SUPPLEMENTAL CASH FLOW INFORMATION


     The following are total interest and income tax payments during each of the periods (in thousands):

                              Three Months Ended March 31,
                              ----------------------------
                                   1997           1996
                              --------------  ------------
           Interest........      $5,019        $2,940
           Income tax......         392             -

     The accompanying consolidated statements of cash flows excludes the following non-cash equity transactions during the three-month periods ended March 31, 1997 and 1996:


     - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 1,928,242 shares of common stock in January 1997 (Note 2)

     - Vesting of 102,750 performance shares and issuance of 5,250 performance shares during January and February 1997 (Note 6)

     - Receipt of 11,293 shares (valued at $222,000) and 13,642 shares (valued at $162,000) of common stock for the option price of exercised stock options in 1997 and 1996, respectively

6.   STOCK INCENTIVE PLANS

     During the three months ended March 31, 1997, the Company recognized performance share compensation of $345,000 related to vesting of 102,750 performance shares in January and issuance of 5,250 performance shares in February. There were no stock option grants during the three months ended March 31, 1997.

7.   ACQUISITIONS

     From July 1996 through March 1997, the Company purchased 19% of the outstanding units of beneficial interest in the Royalty Trust ("Units") at a cost of $15.4 million, funded primarily with bank debt. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding Units.

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

     On December 2, 1996, the Company acquired primarily gas-producing properties in the Northern Val Verde area of the Permian Basin of West Texas. The properties are primarily operated interests in the Henderson, Ozona and Davidson Ranch fields. The adjusted purchase price of $28.1 million was funded by bank debt and cash flow from operations.

     These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 1996 and the year ended December 31, 1996, as if these acquisitions had been consummated as of January 1, 1996. These pro forma results are not necessarily indicative of future results.


                                               Pro Forma (Unaudited)
                                           -----------------------------
                                            Three Months     Year Ended
     (in thousands, except per share data) Ended March 31,  December 31,
                                                1996            1996
                                           ---------------  ------------
     Revenues............................          $40,493      $174,722
                                                   =======      ========

     Income before income tax............          $ 7,152      $ 20,199
                                                   =======      ========

     Earnings available to common stock..          $ 4,790      $ 19,685
                                                   =======      ========

     Earnings per common share...........          $  0.17      $   0.74
                                                   =======      ========

     On May 14, 1997, the Company acquired producing properties and undeveloped acreage in Oklahoma, Kansas and Texas for $39.5 million from a subsidiary of Burlington Resources Inc. The purchase price will be reduced by net revenues from the effective date of April 1, 1997 through the May 14 closing date. The properties are primarily operated interests. The Company's internal engineers estimate related proved reserves to be 36.5 billion cubic feet equivalent of natural gas, of which more than 97% is gas. Approximately 30% of the purchase price is attributable to 124 square miles (79,500 net acres) of undeveloped acreage primarily located in Texas County, Oklahoma. The Company funded the acquisition with bank debt and cash flow from operations.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of March 31, 1997 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cross Timbers Oil Company as of December 31, 1996 included in the Company's 1996 annual report on Form 10-K, and in our report dated March 13, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1996 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP


Fort Worth, Texas
April 23, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1996 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.


OIL AND GAS PRODUCTION AND PRICES
-----------------------------------


                                            THREE MONTHS ENDED MARCH 31,
                                     ----------------------------------------
                                                                    Increase
                                        1997              1996     (Decrease)
                                     ------------     -----------  ----------
     TOTAL PRODUCTION
        Oil (Bbls).................      932,323          873,004          7%
        Gas (Mcf)..................   11,272,073        8,482,743         33%
        BOE........................    2,811,002        2,286,795         23%

     AVERAGE DAILY PRODUCTION
        Oil (Bbls).................       10,359            9,593          8%
        Gas (Mcf)..................      125,245           93,217         34%
        BOE........................       31,233           25,130         24%

     AVERAGE SALES PRICE
        Oil per Bbl................  $     21.36      $     18.67         14%
        Gas per Mcf................  $      2.62      $      1.84         42%


     _________________________
     Bbl -  Barrel

     Mcf -  Thousand cubic feet

     BOE -  Barrel of oil equivalent

     Oil production increased because of development activity and acquisitions, partially offset by property sales and natural decline. Increased gas production is primarily attributable to the acquisitions and development activity.

     The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $21.01 per barrel for first quarter 1997, compared to $18.07 for first quarter 1996. The Company's average oil price includes oil marketing margins, which are partially offset by lower priced sour crude sales and transportation charges. As the market reacted to concerns about oversupplies, oil prices steadily declined during the first quarter of 1997 from December 1996 and January 1997 highs. The average posted WTI price for April 1997 was $18.11, but has rebounded in May to $19.50.

     After reaching highs in December 1996 and January 1997, natural gas prices subsequently declined with warmer than normal late winter weather. Gas prices have rebounded in April and May because of cooler than normal spring weather. The Company has entered sales contracts and commodity price swap agreements effectively fixing its price from June through October 1997 on 60,000 Mcf per day at an average price of $1.97 and 10,000 Mcf per day at $1.93, before Btu and gathering charge adjustments. See Note 3 to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

     First quarter 1997 earnings were $10.7 million compared to $4.7 million for first quarter 1996. Record quarterly earnings were primarily the result of higher oil and gas production and prices.

     Total revenues for the 1997 quarter were $53.5 million, a 48% increase over first quarter 1996 revenues of $36.1 million. Oil revenue increased $3.6 million (22%) because of the 14% increase in average prices and the 7% increase in production. Gas revenue increased $13.9 million (89%) as a result of the 42% increase in average prices and the 33% increase in production. Gas gathering, processing and marketing revenues decreased $1.1 million (29%) primarily because of a 66% decline in gas marketing margins. Other revenues of $1.3 million in first quarter 1997 included gains on sale of property and equity securities of $200,000 and $1.2 million, respectively.

     Expenses for first quarter 1997 totaled $36.5 million, a 25% increase compared to $29.1 million total expenses for the first quarter of 1996. Production expense increased $700,000 (7%) and depreciation, depletion and amortization ("DD&A") increased $1.9 million (21%) primarily because of the 1996 acquisitions. Taxes on production and property for first quarter 1997 increased $1.4 million (52%) over first quarter 1996 because of increased oil and gas revenues and property taxes related to the 1996 acquisitions.

     General and administrative expense increased $1 million (38%) primarily because of Company growth and a $400,000 increase in stock incentive compensation related to vesting and grants of performance shares. Interest expense increased $1.3 million (34%) because of borrowings to fund the 1996 acquisitions (net of subordinated note conversions into common stock) and an increase in the weighted average interest rate from 6.2% in first quarter 1996 to 6.9% in first quarter 1997. Gas gathering and processing expense increased $1.2 million (135%) because of lease rentals that began following the sales and operating leasebacks of the Tyrone plant in March 1996 and the Major County, Oklahoma gathering system in November 1996.


COMPARATIVE EXPENSES PER BARREL OF OIL EQUIVALENT PRODUCTION

     The following are expenses on a barrel of oil equivalent (BOE) produced basis:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                                     Increase
                                                    1997     1996   (Decrease)
                                                  -------  -------  ----------
        Production...............................   $3.68    $4.23     (13%)
        Taxes on production and property.........    1.49     1.20      24%
        Depreciation, depletion and
          amortization (DD&A) (a)................    3.69     3.49       6%
        General and administrative (G&A).........    1.26     1.12      13%
        Interest.................................    1.88     1.73       9%

     ____________________________________________

     (a) Includes only DD&A directly related to oil and gas production.


Production- Decreased production expense per BOE is because of lower operating costs of gas-producing properties acquired in 1996, the timing of workovers and operating efficiencies initiated after acquiring operated properties.

Taxes on production and property- Increased taxes per BOE are primarily because of increased property tax rates and increased production taxes resulting from higher oil and gas prices.

DD&A- Increased DD&A per BOE is primarily related to increased exploitation and development costs of producing properties.

G&A- Increased G&A per BOE is attributable to stock incentive compensation. Excluding stock incentive compensation, G&A per BOE was $1.16 and $1.19 for the first quarter of 1997 and 1996, respectively.

Interest- Increased interest expense per BOE is because of an 11% increase in the weighted average interest rate.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL


     Cash provided by operating activities was $39.1 million for the first quarter of 1997 compared to $16.9 million for the comparable 1996 period. Operating cash flow (defined as cash provided by operating activities before changes in working capital) increased 79% from $15.2 million for the first quarter of 1996 to $27.2 million for the same 1997 period. Stock appreciation right payments reduced first quarter 1996 operating cash flow by $500,000.

     During the quarter ended March 31, 1997, proceeds from bank and short-term borrowings of $62.5 million, operating activities of $39.1 million, property and equity security sales of $7.5 million and stock option exercises of $100,000 were used to fund property acquisitions, development costs, other capital additions and investments in equity securities of $46.1 million, debt payments of $47.1 million, treasury stock purchases of $17.7 million and dividends of $1.9 million. The resulting decrease in cash and cash equivalents for the period was $3.6 million.

     Other significant changes in current assets during the first three months of 1997 were a $10.9 million decrease in accounts receivable because of lower March product prices and a $1.1 million decrease in other current assets resulting from year-end tubular stock that was used in first quarter exploitation and development.

     Total current liabilities decreased $7.7 million during first quarter 1997. Accounts payable and accrued liabilities declined $4.5 million primarily because of lower drilling and development related payables and lower gas gathering, processing and marketing payables attributable to lower March gas prices. Short-term debt declined $3 million because of increased bank borrowing capacity following the sale of senior subordinated notes on April 2, 1997. See Note 2 to Consolidated Financial Statements.

ACQUISITIONS AND DEVELOPMENT

     Exploitation and development costs incurred by the Company for the first three months of 1997 were $11.7 million; expenditures for exploitation and development for this period totaled $17.4 million. This compares with exploitation and development expenditures of $3.5 million during the first quarter of 1996. Although actual exploitation and development expenditures may vary significantly due to many factors, the Company anticipates its 1997 expenditures for exploitation and development activities to approximate its previously announced $70 million budget. Such expenditures are expected to be funded by cash flow from operations. During the quarter ended March 31, 1997, the Company's purchases of equity securities (for non-trading purposes) totaled $6.5 million; proceeds from sales of equity securities totaled $7 million.

     On April 10, 1997, the Company announced that its Board of Directors authorized the purchase of up to two million shares of the Company's common stock, or about 7% of shares outstanding. These purchases are in addition to the three million share program (adjusted for the March 1997 three-for-two stock split) announced in May 1996, which was completed in April 1997.

     As of the end of March, the Company had completed drilling 11 oil wells and seven gas wells in 1997. A total of 12 recompletions and workovers were also completed in the first quarter. Oil development during the quarter focused on the Prentice Northeast Unit in West Texas, while gas development has been concentrated in the Fontenelle Unit in the Green River Basin of Wyoming.

     Six of the 11 oil wells drilled to date have been 10-acre infill wells in the Prentice Northeast Unit where 31 wells are to be drilled by year-end. Three of the seven gas wells are located in the Fontenelle Unit; wells completed in the Fontenelle Unit during the first quarter have exceeded expectations with daily rates averaging 1,500 Mcf per well. Thirty wells are expected to be completed by year-end in the Fontenelle Unit where one rig is currently active and a second is scheduled to begin drilling by the end of May.

DEBT AND EQUITY

     During the first quarter of 1997, long-term debt and short-term debt decreased $11.4 million and $3 million, respectively, reflecting the $29.7 million conversion of the Company's 5 1/4% subordinated notes into common stock, offset by bank and short-term borrowings of $15.3 million that were used to partially fund property acquisitions and treasury stock purchases. Stockholders' equity at March 31, 1997 increased $21 million from year-end primarily because of the $29.7 million conversion of subordinated notes into common stock and first quarter earnings of $10.7 million, partially offset by treasury stock additions of $18 million and common stock dividends of $1.5 million.

     A three-for-two common stock split was effected on March 19, 1997. All share and per share amounts have been restated for the effect of this stock split.

     On April 2, 1997, the Company sold $125 million of 9 1/4% senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The notes are general unsecured indebtedness that is subordinate to bank borrowings under the Revolving Credit Agreement. The notes mature on April 1, 2007 and interest is payable each April 1 and October 1. See
Note 2 to Consolidated Financial Statements.

DIVIDENDS

     In February 1997, the Board of Directors of the Company declared a first quarter common stock dividend of $0.055 per share, or a total of $1.5 million, paid in April 1997. Dividends paid by the Company or its predecessors from September 1992 through January 1997 were at the rate of $0.05 per share.

ACCOUNTING PRONOUNCEMENTS
-------------------------

     In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. Upon the Company's adoption as of December 31, 1997, restatement of some prior periods may require disclosure of diluted earnings which was not required under previous accounting standards since the dilution was less than 3%. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) would be the same as primary and fully diluted earnings per share, respectively, disclosed for the three months ended March 31, 1997 and 1996.

                                P A R T  I I. O T H E R  I N F O R M A T I O N


ITEMS 1. THROUGH 4.


     Not applicable.



ITEM 5.  OTHER INFORMATION

     On April 10, 1997, the Company announced that its Board of Directors authorized the purchase of up to two million shares of the Company's common stock, or about 7% of shares outstanding. These purchases are in addition to the three million share program (adjusted for the March 1997 three-for-two stock split) announced in May 1996, which was completed in April 1997.

     On May 14, 1997, the Company acquired producing properties and undeveloped acreage in Oklahoma, Kansas and Texas for $39.5 million from a subsidiary of Burlington Resources Inc. The purchase price will be reduced by net revenues from the effective date of April 1, 1997 through the May 14 closing date. The properties are primarily operated interests. The Company's internal engineers estimate related proved reserves to be 36.5 billion cubic feet equivalent of natural gas, of which more than 97% is gas. Current daily production from the acquired interests averages 5.5 million cubic feet of gas equivalent. Approximately 30% of the purchase price is attributable to 124 square miles (79,500 net acres) of undeveloped acreage primarily located in Texas County, Oklahoma. The Company funded the acquisition with bank debt and cash flow from operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


     (a)  Exhibits


               Exhibit Number
               and Description                                    Page
               ---------------                                   ------
                4.1  Indenture dated as of April 1, 1997
                     between Cross Timbers Oil Company and
                     The Bank of New York as Trustee,
                     relating to $125,000,000 9-1/4% Senior
                     Subordinated Notes due 2007 (incorporated
                     by reference to Exhibit 4.1 to Registration
                     Statement on Form S-4, File No. 333-26603)

               10.1  Purchase Agreement - $125,000,000
                     9 1/4% Senior Subordinated Notes due
                     2007, among Cross Timbers Oil Company,
                     Merrill Lynch & Co., Merrill Lynch,
                     Pierce, Fenner & Smith Incorporated,
                     Bear Stearns & Co. Inc. and Donaldson,
                     Lufkin & Jenrette Securities
                     Corporation

               10.2  Registration Rights Agreement among
                     Cross Timbers Oil Company, Merrill
                     Lynch & Co., Merrill Lynch, Pierce,
                     Fenner & Smith Incorporated, Bear
                     Stearns & Co. Inc. and Donaldson,
                     Lufkin & Jenrette Securities
                     Corporation

               11    Computation of per share earnings

               15    Letter re unaudited interim financial information

                    15.1  Awareness letter of Arthur Andersen LLP

     (b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended March 31, 1997 and through May 15, 1997:

                On January 3, 1997, the Company filed a report on Form 8-K dated December 20, 1996 regarding issuance of its redemption notice for its remaining 5 1/4% convertible subordinated notes.

                On February 4, 1997, the Company filed a report on Form 8-K dated January 15, 1997 regarding completion of its previously announced program to purchase one million units of beneficial interest ("Units") in Cross Timbers Royalty Trust and its plans to purchase up to one million additional Units, results of its redemption notice for its remaining 5 1/4% convertible subordinated notes, and preliminary estimates of fourth quarter 1996 earnings and cash flow.

                On March 26, 1997, the Company filed a report on Form 8-K dated March 12, 1997 regarding its intention to offer $165 million of Senior Subordinated Notes due 2007 pursuant to Rule 144A of the Securities Act of 1933.

                On April 9, 1997, the Company filed a report on Form 8-K dated April 2, 1997 regarding its completion of the sale of $125 million of 9 1/4% Senior Subordinated Notes due 2007 pursuant to Rule 144A of the Securities Act of 1933.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY



Date:  May 15, 1997               By:      BENNIE G. KNIFFEN
                                    ---------------------------------
                                            Bennie G. Kniffen
                                  Senior Vice President and Controller
                                  (Principal Accounting Officer and
                                      Duly Authorized Officer)