Form 10-Q
period 1997-06-30
CROSS TIMBERS OIL CO
filed 1997-08-14
CIK 868809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                 For the quarterly period ended  JUNE 30, 1997
                                                 -------------

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

                                     NONE
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                    Outstanding as of August 1, 1997
    ----------------------------         --------------------------------
    Common stock, $.01 par value                    26,386,034

================================================================================

                           CROSS TIMBERS OIL COMPANY
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                                     INDEX


                                                                           Page
                                                                           ----
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets
          at June 30, 1997 and December 31, 1996 .........................   3

        Consolidated Statements of Operations
          for the Three and Six Months Ended June 30,
          1997 and 1996 ..................................................   4

        Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1997 and
          1996 ...........................................................   5

        Notes to Consolidated Financial Statements........................  6-8

        Report of Independent Public Accountants .........................   9

Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations .................. 10-15


PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders ..............   16

Item 6. Exhibits and Reports on Form 8-K ................................. 16-17

        Signatures .......................................................   18

                      P A R T   I.    F I N A N C I A L   I N F O R M A T I O N

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)
                                                                     JUNE 30,
                                                                      1997       DECEMBER 31,
                                                                   (Unaudited)      1996
                                                                   -----------   ------------
ASSETS

Current Assets:
 Cash and cash equivalents........................................   $   6,995   $   3,937
 Accounts receivable, net.........................................      28,805      44,320
 Deferred income tax benefit......................................         107         558
 Other current assets.............................................       3,118       2,965
                                                                     ---------   ---------
  Total Current Assets ...........................................      39,025      51,780
                                                                     ---------   ---------
Property and Equipment, at cost - successful efforts method:
 Producing properties.............................................     692,725     639,990
 Undeveloped properties...........................................      15,943       2,493
 Gas gathering and other..........................................      17,910      16,470
                                                                     ---------   ---------
  Total Property and Equipment....................................     726,578     658,953
Accumulated depreciation, depletion and amortization..............    (218,174)   (208,392)
                                                                     ---------   ---------
  Net Property and Equipment......................................     508,404     450,561
                                                                     ---------   ---------

Investment in Equity Securities, at market value..................       8,325      16,714
                                                                     ---------   ---------

Other Assets......................................................       6,895       4,015
                                                                     ---------   ---------

TOTAL ASSETS......................................................   $ 562,649   $ 523,070
                                                                     =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities.........................   $  38,694   $  45,729
 Payable to Royalty Trust.........................................       1,675       2,770
 Accrued stock incentive compensation.............................         420         483
 Short-term debt (Note 2).........................................           -       3,000
                                                                     ---------   ---------
  Total Current Liabilities.......................................      40,789      51,982
                                                                     ---------   ---------

Long-term Debt (Note 2)...........................................     341,500     314,757
                                                                     ---------   ---------

Deferred Income Tax...............................................      16,532      10,323
                                                                     ---------   ---------

Other Long-term Liabilities.......................................       3,170       3,340
                                                                     ---------   ---------

Commitments (Note 3)

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value, 25,000,000 shares authorized, 1,138,729  issued at liquidation value of
  $25)............................................................      28,468      28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  30,755,835 and 28,209,976 shares issued)........................         308         282
 Additional paid-in capital.......................................     202,709     164,577
 Treasury stock (4,395,744 and 2,578,781 shares)..................     (72,438)    (40,219)
 Unrealized gain on investment in equity securities...............       1,219         638
 Retained earnings (deficit)......................................         392     (11,078)
                                                                     ---------   ---------
   Total Stockholders' Equity.....................................     160,658     142,668
                                                                     ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................   $ 562,649   $ 523,070
                                                                     =========   =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)
                                              THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    JUNE 30,           JUNE 30,
                                             ------------------    ---------------
                                               1997       1996      1997     1996
                                             --------   -------    ------   ------
REVENUES

 Oil.......................................   $18,669   $18,544    $38,583  $34,847
 Gas.......................................    21,897    15,423     51,421   31,033
 Gas gathering, processing and marketing...     2,389     2,387      5,122    6,240
 Other.....................................     3,014       381      4,337      696
                                              -------   -------    -------  -------

 Total Revenues............................    45,969    36,735     99,463   72,816
                                              -------   -------    -------  -------

EXPENSES

 Production................................    10,787     9,503     21,130   19,169
 Exploration (Note 1)......................       575         -        575        -
 Taxes on production and property..........     3,749     2,710      7,926    5,463
 Depreciation, depletion and amortization..    11,548     8,746     22,517   17,847
 General and administrative................     4,007     7,100      7,542    9,660
 Gas gathering and processing..............     2,059     1,887      4,157    2,778
 Interest expense, net.....................     6,515     3,590     11,790    7,541
 Trust development costs...................       207       283        281      471
                                              -------   -------    -------  -------

 Total Expenses............................    39,447    33,819     75,918   62,929
                                              -------   -------    -------  -------

INCOME BEFORE INCOME TAX...................     6,522     2,916     23,545    9,887
                                              -------   -------    -------  -------

INCOME TAX

 Current...................................      (168)     (340)        88       79
 Deferred..................................     2,510     1,449      8,182    3,330
                                              -------   -------    -------  -------

 Total Income Tax Expense (Benefit)........     2,342     1,109      8,270    3,409
                                              -------   -------    -------  -------

NET INCOME.................................     4,180     1,807     15,275    6,478

 Preferred Stock Dividends.................       445         -        890        -
                                              -------   -------    -------  -------

EARNINGS AVAILABLE TO COMMON STOCK.........   $ 3,735   $ 1,807    $14,385  $ 6,478
                                              =======   =======    =======  =======

EARNINGS PER COMMON SHARE (Note 4).........   $  0.14   $  0.07    $  0.54  $  0.24
                                              =======   =======    =======  =======

DIVIDENDS DECLARED PER COMMON SHARE........   $ 0.055   $  0.05    $  0.11  $  0.10
                                              =======   =======    =======  =======

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING........................    26,332    27,447     26,629   27,524
                                              =======   =======    =======  =======


          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(in thousands)

(Note 5)
                                                                          SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------
                                                                                1997       1996
                                                                             ---------   --------
OPERATING ACTIVITIES

 Net income............................................................     $  15,275   $  6,478
 Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation, depletion and amortization............................       22,517     17,847
    Exploration expense.................................................          575          -
    Stock appreciation right compensation...............................          (63)    (3,390)
    Performance share compensation......................................        1,459        712
    Deferred income tax.................................................        8,182      3,330
    Gain from sale of property and equity securities....................       (3,167)       (91)
    Other non-cash items................................................        1,177        453
 Changes in working capital (a)........................................         6,774      4,164
                                                                            ---------   --------
 CASH PROVIDED BY OPERATING ACTIVITIES.................................        52,729     29,503
                                                                            ---------   --------

INVESTING ACTIVITIES

 Sale of equity securities.............................................        17,405          -
 Investment in equity securities.......................................        (6,479)   (16,093)
 Sale of property and equipment........................................        17,077     28,327
 Producing property acquisitions.......................................       (49,417)    (9,622)
 Undeveloped property acquisitions.....................................       (13,449)       (34)
 Exploration and development costs.....................................       (30,999)   (11,073)
 Gas gathering and other additions.....................................        (6,796)    (2,676)
                                                                            ---------   --------
 CASH USED BY INVESTING ACTIVITIES.....................................       (72,658)   (11,171)
                                                                            ---------   --------

FINANCING ACTIVITIES

 Proceeds from long-term debt..........................................       268,250     46,000
 Payments on long-term debt............................................      (214,780)   (47,700)
 Dividends.............................................................        (3,780)    (2,759)
 Proceeds from exercise of stock options...............................           280        818
 Purchase of treasury stock............................................       (26,983)   (15,054)
                                                                            ---------   --------
 CASH PROVIDED (USED) BY FINANCING ACTIVITIES..........................        22,987    (18,695)
                                                                            ---------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................         3,058       (363)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................         3,937      2,212
                                                                            ---------   --------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................     $   6,995   $  1,849
                                                                            =========   ========


(a) CHANGES IN WORKING CAPITAL
     Accounts receivable.................................................      15,457   $  1,832
     Other current assets................................................         (88)      (853)
     Accounts payable, accrued liabilities and payable to Royalty Trust..      (8,595)     3,185
                                                                            ---------   --------

    DECREASE IN WORKING CAPITAL..........................................   $   6,774   $  4,164
                                                                            =========   ========


          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1996, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1997 and the results of operations for the three and six-month periods ended June 30, 1997 and 1996 and cash flows of the Company for the six-month periods ended June 30, 1997 and 1996. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1996 annual report on Form 10-K.

   Exploration Expense

   As of June 30, 1997, the Company has incurred $575,000 of exploration costs, primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant in prior periods.


2. LONG-TERM DEBT

   Senior Debt

   On May 28, 1997, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"). The loan agreement has an initial borrowing base and commitment of $317 million, which was subsequently reduced to $312 million following the sale of certain producing properties. The borrowing base is redetermined annually based upon the value of the Company's proved oil and gas reserves. If outstanding borrowings are greater than the redetermined borrowing base, outstanding borrowings must be reduced to the level of the redetermined borrowing base within a specified period. Otherwise, borrowings under the loan agreement do not mature until June 30, 2002, but may be prepaid at any time without penalty. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement.

   On June 30, 1997, outstanding bank borrowings and short-term borrowings were $214 million and $2.5 million, respectively, with $98 million of unused borrowing capacity. Short-term borrowings at June 30, 1997 are classified as long-term debt because of the Company's ability and intent to refinance this debt on a long-term basis.

   Subordinated Debt

   In January 1997, $29.7 million principal amount of the Company's 5 1/4% convertible subordinated notes was converted by note holders into 1,928,242 shares of common stock and $29,000 was redeemed. As of January 21, 1997, no 5 1/4% convertible subordinated notes remained outstanding.

   On April 2, 1997, the Company sold $125 million of 9 1/4% senior subordinated notes ("Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes were effectively registered with the Securities and Exchange Commission ("Commission") in June 1997 (Note 3) and are general unsecured indebtedness that is subordinate to bank borrowings under the loan agreement. The Notes mature on April 1, 2007 and interest is payable each April 1 and October 1. The Notes are redeemable at the option of the Company on April 1, 2002 at a price of 104.625%, and thereafter at prices declining ratably annually to 100% on April 1, 2005, plus accrued interest through the redemption date. In addition, on or prior to April 1, 2000, the Company may, subject to certain requirements, redeem up to one-third of the Notes with the net proceeds from one or more public equity offerings at a price equal to 109.25% plus accrued interest. Upon a change in control (as defined) of the Company, Note holders have the right to require the Company to purchase all or a portion of their Notes at 101% plus accrued interest.


3. COMMITMENTS

   The Company has entered contracts with two purchasers to sell a total of 60,000 Mcf of gas per day from June through October 1997 for delivery in Oklahoma at a weighted average sales price of $1.97 per Mcf, before Btu and gathering charge adjustments. The Company has also entered in a commodity price swap agreement effectively fixing the Company's gas price on notional volumes of 10,000 Mcf per day of Oklahoma deliveries from June through October at $1.93 per Mcf, before Btu and gathering charge adjustments.

   For the period of November 1997 through March 1998, the Company has agreed to sell 15,000 Mcf of gas per day for delivery at Opal, Wyoming, with a $.27 per Mcf delivery point differential ("basis"). The Nymex price from which such basis will be deducted has not yet been set by the Company.

   The Company entered a registration rights agreement with the purchasers of the Notes (Note 2) to use its best efforts to register notes with the Commission that could be exchanged for the Notes, and to effect the offering of such exchange. The registration was completed on May 14, 1997 and the exchange offering was consummated on June 16, 1997.


4. COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

   On March 19, 1997, the Company effected a three-for-two common stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods after December 15, 1997. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) would be the same as primary and fully diluted earnings per share, respectively, disclosed for the three and six months ended June 30, 1997 and 1996.


5. SUPPLEMENTAL CASH FLOW INFORMATION

   The following are total interest and income tax payments during each of the periods (in thousands):

                        Six Months Ended June 30,
                        -------------------------
                           1997          1996
                        ------------  -----------

          Interest....    $9,010       $7,212
          Income tax..       686            6

   The accompanying consolidated statements of cash flows excludes the following non-cash equity transactions during the six-month periods ended June 30, 1997 and 1996:

   - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 1,928,242 shares of common stock in January 1997 (Note 2)
   - Vesting of 102,750 and issuance of 59,250 performance shares during 1997 and vesting of 237,375 performance shares during 1996 (Note 6)
   - Receipt of 76,949 shares (valued at $1,528,000) and 223,786 shares (valued at $3,417,000) of common stock for the option price of exercised stock options in 1997 and 1996, respectively

6. STOCK INCENTIVE PLANS

   In May 1997, the stockholders approved the 1997 Stock Incentive Plan ("1997 Plan") under which 1,500,000 shares of common stock are available for grant. In May 1997, 1,007,000 stock options were granted under the 1997 Plan which vest and become exercisable in equal amounts over a five-year period, with provision for accelerated vesting of half the options when the common stock price reaches $25 and the remainder when the price reaches $30. Additionally, 54,000 performance shares were granted under the 1997 Plan that vest when the common stock price reaches $25. During the six months ended June 30, 1997, the Company recognized total performance share compensation of $1,459,000 related to these grants, the vesting of 102,750 performance shares in January and the grant of 5,250 performance shares in January and February.


7. ACQUISITIONS

   From July 1996 through June 1997, the Company purchased 22% of the outstanding units of beneficial interest in the Royalty Trust ("Units") at a cost of $18.2 million, funded primarily with bank debt. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding Units.

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

   On May 14, 1997, the Company acquired primarily gas-producing properties and undeveloped acreage in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million from a subsidiary of Burlington Resources Inc. The properties are primarily operated interests. Approximately 30% of the purchase price is attributable to 124 square miles (79,500 net acres) of undeveloped acreage primarily located in Texas County, Oklahoma. The Company funded the acquisition with bank debt and cash flow from operations.

   These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the six months ended June 30, 1996 and the year ended December 31, 1996, as if these acquisitions had been consummated as of January 1, 1996. Pro forma results of operations for the six months ended June 30, 1997 are not currently available. These pro forma results are not necessarily indicative of future results.

                                                Pro Forma (Unaudited)
                                            -------------------------------
      (in thousands, except                 Six Months Ended    Year Ended
       per share data)                         June 30,         December 31,
                                                  1996             1996
                                            ----------------    -----------

      Revenues............................     $  83,710          $179,690
                                               =========          ========

      Earnings available to common stock..     $   6,220          $ 19,287
                                               =========          ========

      Earnings per common share...........     $    0.23          $   0.72
                                               =========          ========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of June 30, 1997 and the related consolidated statements of operations for the three and six-month periods ended June 30, 1997 and 1996, and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
July 24, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1996 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.


OIL AND GAS PRODUCTION AND PRICES
---------------------------------
                                            QUARTER ENDED JUNE 30,                              SIX MONTHS ENDED JUNE 30,
                                     --------------------------------------             ---------------------------------------
                                                                 Increase                                             Increase
                                         1997       1996        (Decrease)                   1997       1996         (Decrease)
                                     ----------   ----------    -----------              ----------  -----------     ----------
TOTAL PRODUCTION
 Oil (Bbls)  ...................      1,016,903     852,047         19%                   1,949,226    1,725,051         13%
 Gas (Mcf)   ...................     11,919,809   8,472,441         41%                  23,191,882   16,955,184         37%
 BOE ...........................      3,003,538   2,264,120         33%                   5,814,540    4,550,915         28%

AVERAGE DAILY PRODUCTION
 Oil (Bbls) ....................         11,175       9,363         19%                      10,769        9,478         14%
 Gas (Mcf)  ....................        130,987      93,104         41%                     128,132       93,160         38%
 BOE ...........................         33,006      24,880         33%                      32,125       25,005         28%

AVERAGE SALES PRICE
 Oil per Bbl ...................         $18.36      $21.76        (16%)                     $19.79       $20.20         (2%)
 Gas per Mcf ...................          $1.84       $1.82          1%                       $2.22        $1.83         21%


_______________________

  Bbl -  Barrel
  Mcf -  Thousand cubic feet
  BOE -  Barrels of oil equivalent (six Mcf equal one Bbl)

   Total oil production increased from comparable 1996 periods primarily because of new drills, workovers and acquisitions, partially offset by property sales and natural decline. Increased gas production is primarily attributable to acquisitions and new drills, partially offset by property sales and natural decline.

   Crude oil prices declined during the second quarter of 1997 as global production capacity outpaced demand. While demand is generally expected to remain strong, crude prices during the remainder of 1997 will be dependent upon OPEC's ability to control quotas among its members. The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $18.09 for second quarter 1997 compared to $20.04 for second quarter 1996. The Company's average oil price includes oil marketing margins which are partially offset by lower priced sour crude sales and transportation charges.

   With increased domestic consumption, natural gas prices have remained relatively strong. Gas prices during the last half of the year will be affected by gas storage levels and changes in weather-related demand. The Company has entered sales contracts and commodity price swap agreements effectively fixing its price from June through October 1997 on 60,000 Mcf per day at an average price of $1.97 and 10,000 Mcf per day at $1.93, before Btu and gathering charge adjustments. The Company has also agreed to sell 15,000 Mcf per day from November 1997 through March 1998 for delivery at Opal, Wyoming, with a $.27 per Mcf delivery point differential ("basis"). See Note 3 to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 1997 COMPARED WITH QUARTER ENDED JUNE 30, 1996

   Second quarter 1997 earnings available to common stock were $3.7 million, double the second quarter 1996 net income of $1.8 million. Improved earnings are primarily the result of record oil and gas production.

   Total revenues for the 1997 quarter were $46 million, a $9.2 million (25%) increase over second quarter 1996 revenues. Oil revenue remained relatively unchanged, as the 19% increase in oil volumes was offset by the 16% decrease in oil prices. Gas revenue increased $6.5 million (42%) as a result of the 41% increase in gas production.

   Gas gathering, processing and marketing revenues from second quarter 1996 to second quarter 1997 remained relatively unchanged, as increased volumes were offset by reduced margins. Other revenues of $3 million for second quarter 1997 include a $1.3 million gain on the sale of producing properties and facilities, a $400,000 realized gain on sale of equity securities, and lawsuit settlement proceeds of $1.3 million. Other revenues of $400,000 in second quarter 1996 include recognition of interest rate swap commitment income.

   Expenses for second quarter 1997 totaled $39.4 million as compared to $33.8 million for second quarter 1996. Production expense increased $1.3 million (14%) and depreciation, depletion and amortization ("DD&A") increased $2.8 million (32%) primarily as a result of production increases related to acquisitions and development. Taxes on production and property increased $1 million (38%) over the second quarter of 1996 primarily because of increased gas revenue. Second quarter 1997 results also include $575,000 of exploration expense, which is primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant in prior periods.

   General and administrative expense decreased $3.1 million (44%) primarily because of a decline in stock incentive compensation from $4.6 million in second quarter 1996 to $1.4 million in second quarter 1997. Stock incentive compensation for second quarter 1997 includes stock appreciation right ("SAR") compensation of $300,000 and performance share compensation of $1.1 million, as compared to SAR compensation of $3.9 million and performance share compensation of $700,000 in second quarter 1996. Decreased SAR compensation is primarily because virtually all stock options with SARs were exercised as of June 30, 1996. Increased performance share compensation is the result of performance shares granted during May 1997.

   Net interest expense increased $2.9 million (81%) primarily because of a 49% increase in weighted average borrowings to fund property acquisitions and treasury stock purchases, combined with an increase in the weighted average interest rate from 6.2% in the second quarter of 1996 to 7.7% in the second quarter of 1997. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April 1997. Gas gathering expense increased $200,000 (9%) primarily because of lease payments that began following the sale and operating leaseback of the Major County, Oklahoma gathering system in November 1996.


SIX MONTHS ENDED JUNE 30, 1997 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1996

   Earnings available to common stock for the six months ended June 30, 1997 were $14.4 million, compared to net income of $6.5 million for the same 1996 period. Improved earnings were primarily the result of higher production and gas prices.

   Total revenues for the first half of 1997 were $99.5 million, or $26.7 million (37%) higher than revenues for the first half of 1996. Oil revenue increased $3.7 million (11%) as the result of the 13% increase in production. Gas revenue increased $20.4 million (66%) because of the 37% increase in production combined with the 21% price increase.

   Gas gathering, processing and marketing revenues decreased $1.1 million (18%) because of lower gas marketing margins. Other revenues of $4.3 million for the first half of 1997 include a $1.6 million gain realized on sale of equity securities, a $1.5 million gain on sale of producing properties and facilities, and $1.3 million from a lawsuit settlement. Other revenues of $700,000 in 1996 include recognition of interest rate swap commitment income.

   Expenses for the six months ended June 30, 1997 totaled $75.9 million, or 21% above total expenses of $62.9 million for the first half of 1996. Production expense increased $2 million (10%) primarily as a result of the 1996 acquisitions. DD&A increased $4.7 million (26%) primarily because of increased production related to acquisitions and development. Taxes on production and property increased $2.5 million (45%) primarily because of increased oil and gas revenues. Results for the first half of 1997 also include $575,000 of exploration expense, which is primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant in prior periods.

   General and administrative expense decreased $2.1 million (22%) primarily because of a decline in stock incentive compensation from $4.4 million for the first half of 1996 compared to $1.7 million for the first half of 1997. Stock incentive compensation for the first six months of 1997 includes SAR compensation of $200,000 and performance share compensation of $1.5 million, as compared to SAR compensation of $3.7 million and performance share compensation of $700,000 for the first six months of 1996. Decreased SAR compensation is primarily because virtually all stock options with SARs were exercised as of June 30, 1996. Increased performance share compensation is primarily the result of performance shares granted in May 1997.

    Net interest expense increased $4.2 million (56%) as a result of a 35% increase in weighted average borrowings that were used to fund capital expenditures and treasury stock purchases, combined with an increase in the weighted average interest rate from 6.2% for the first half of 1996 to 7.3% for the 1997 period. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April 1997. Gas gathering expense increased $1.4 million (50%) related to the lease rentals that began following the sales and operating leasebacks of the Tyrone plant in March 1996 and the Major County, Oklahoma gathering system in November 1996.


COMPARATIVE EXPENSES PER BARREL OF OIL EQUIVALENT PRODUCTION

   The following are expenses on a barrel of oil equivalent (BOE) basis:

                                                    QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                               --------------------------------        ---------------------------
                                                                      Increase                           Increase
                                                 1997        1996     (Decrease)        1997   1996     (Decrease)
                                               --------    --------   ---------        -----  -----     ----------

        Production...........................    $3.59       $4.20      (15%)          $3.63  $4.21        (14%)
        Taxes on production and property.....     1.25        1.20        4%            1.36   1.20         13%
        Depreciation, depletion and
           amortization (DD&A) (a)...........     3.60        3.74       (4%)           3.65   3.60          1%
        General and administrative (G&A).....     1.33        3.14      (58%)           1.30   2.12        (39%)
        Interest.............................     2.17        1.59       36%            2.03   1.66         22%

        _____________________________

          (a) Includes only DD&A directly related to oil and gas production.

   The following are explanations of the more significant variances:

   Production-   Decreased production expense per BOE is primarily because of lower operating costs of gas-producing properties acquired in 1996, the timing of workovers, and operating efficiencies initiated after acquiring operated properties.

   Taxes on Production and Property- Increased taxes per BOE are primarily because of increased production taxes resulting from an increase in higher-taxed gas production, higher gas prices and an increase in purchaser deductions from gas revenue.

   G&A-   Decreased G&A per BOE is primarily because of the decline in stock incentive compensation. Excluding stock incentive compensation, G&A per BOE was $0.88 and $1.12 for the quarters ended June 30, 1997 and 1996, respectively, and was $1.01 and $1.15 per BOE for the first six months of 1997 and 1996, respectively.

   Interest- Increased interest per BOE is primarily the result of an increase in the weighted average interest rate, as well as the result of financing expenditures for other than oil and gas producing properties (undeveloped properties, investment in equity securities and treasury stock purchases) with long-term borrowings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL

   Cash provided by operating activities was $52.7 million for the first half of 1997 compared to $29.5 million for the comparable 1996 period. Operating cash flow (defined as cash provided by operating activities before changes in working capital) increased 81% from $25.3 million for the first six months of 1996 to $46 million for the same 1997 period. Stock appreciation right payments reduced operating cash flow for the first half of 1996 by approximately $7 million.

   During the six months ended June 30, 1997, proceeds from bank and short-term borrowings and the sale of senior subordinated notes of $268.3 million, operating activities of $52.7 million, property and equity security sales of $34.5 million and stock option exercises of $300,000 were used to fund property acquisitions, development costs, other capital additions and investments in equity securities of $107.1 million, debt payments of $214.8 million, treasury stock purchases of $27 million and dividends of $3.8 million. The resulting increase in cash and cash equivalents for the period was $3.1 million.

   Total current assets decreased $12.8 million during the first half of 1997. The most significant change in current assets was a $15.5 million decrease in accounts receivable, primarily because of lower product prices.

   Total current liabilities decreased $11.2 million during the first half 1997. Accounts payable and accrued liabilities declined $7 million primarily because of lower gas gathering, processing and marketing payables attributable to lower gas prices. Short-term debt declined $3 million because of increased bank borrowing capacity following the sale of senior subordinated notes in April 1997. See Note 2 to Consolidated Financial Statements.

ACQUISITIONS AND DEVELOPMENT

   Exploration and development expenditures for the first six months of 1997 totaled $31 million. This compares with development expenditures of $11.1 million during the first half of 1996. Although actual exploration and development expenditures may vary significantly due to many factors, the Company anticipates its 1997 expenditures for exploration and development activities to approximate its previously announced $70 million budget. Annual exploration and development expenditures in 1998 and 1999 are expected to be from $70 to $90 million, depending on drilling results, property acquisitions and commodity prices. Higher-risk expenditures, including step-out development and exploratory drilling, are targeted at up to 20% of these amounts. Such expenditures are expected to be funded by cash flow from operations.

    During the six months ended June 30, 1997, the Company's purchases of equity securities (for non-trading purposes) totaled $6.5 million. Proceeds from sales of equity securities totaled $17.4 million.

   On April 10, 1997, the Company announced that its Board of Directors authorized the purchase of up to two million shares of the Company's common stock, or about 7% of shares outstanding. These purchases are in addition to the three million share program (adjusted for the March 1997 three-for-two stock split) announced in May 1996, which was completed in April 1997. Through July, 381,500 shares have been purchased at a total cost of $6.1 million under the new two million share program.

   On May 14, 1997, the Company acquired primarily gas-producing properties and undeveloped acreage in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million from a subsidiary of Burlington Resources Inc. The properties are primarily operated interests. Approximately 30% of the purchase price is attributable to 124 square miles (79,500 net acres) of undeveloped acreage primarily located in Texas County, Oklahoma. The Company funded the acquisition with bank debt and cash flow from operations.

   The Company plans to make strategic acquisitions totaling $260 to $280 million between June 1997 and the end of 1999. Additional expenditures may be made for repurchase of up to 1.6 million shares remaining under the currently authorized two million share common stock repurchase program.

   As of the end of June, the Company had completed drilling 30 oil wells and 28 gas wells in 1997. A total of 30 recompletions and workovers were also completed in the first six months of 1997. Oil development during the first half of 1997 focused on the Prentice Northeast Unit and University Block 9 Field of West Texas and the Southeast Maljamar Unit of southeastern New Mexico, while gas development has been concentrated in the Fontenelle Unit in the Green River Basin of Wyoming.

   Twenty of the 30 oil wells drilled to date have been drilled in the Prentice Northeast Unit with initial production rates exceeding 100 barrels of oil per day. Thirty-one wells are to be drilled on this unit by year-end. The first Devonian well under the 1997 budget was completed in the University Block 9 Field during the second quarter, with an initial daily production rate of 500 barrels of oil. Fifteen wells are to be drilled in the University Block 9 Field by year-end.

   Fourteen of the 28 gas wells drilled are located in the Fontenelle Unit, with daily production averaging over 1,000 Mcf per well. Thirty wells are expected to be completed in the Fontenelle Unit by year-end.

DEBT AND EQUITY

   During the first half of 1997, long-term debt increased $26.7 million and short-term debt decreased $3 million because of increased borrowings to partially fund property acquisitions, treasury stock purchases and investment in equity securities, partially offset by the $29.7 million conversion of the Company's 5 1/4% subordinated notes into common stock. See Note 2 to Consolidated Financial Statements.

   Stockholders' equity at June 30, 1997 increased $18 million from year-end primarily because of the $29.7 million conversion of subordinated notes into common stock, increased capital of $8.8 million related to stock option exercises and performance share grants, and first six months earnings of $14.4 million, partially offset by treasury stock additions of $32.2 million and common stock dividends of $2.9 million.

   A three-for-two common stock split was effected on March 19, 1997. All share and per share amounts have been restated for the effect of this stock split.

   During April 1997, the Company sold $125 million of 9 1/4% senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The notes were effectively registered with the Securities and Exchange Commission in June 1997 and are general unsecured indebtedness that is subordinate to bank borrowings under the Revolving Credit Agreement. The notes mature on April 1, 2007 and interest is payable each April 1 and October 1.

   On May 28, 1997, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"). The loan agreement has an initial borrowing base and commitment of $317 million, which was subsequently reduced to $312 million following the sale of certain producing properties. The borrowing base is redetermined annually based upon the value of the Company's proved oil and gas reserves. If outstanding borrowings are greater than the redetermined borrowing base, outstanding borrowings must be reduced to the level of the redetermined borrowing base within a specified period. Otherwise, borrowings under the loan agreement do not mature until June 30, 2002, but may be prepaid at any time without penalty. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement. See Note 2 to Consolidated Financial Statements.

COMMON STOCK DIVIDENDS

   In May 1997, the Board of Directors of the Company declared a second quarter common stock dividend of $0.055 per share, or a total of $1.5 million, paid in July 1997. Common stock dividends paid by the Company or its predecessors from September 1992 through January 1997 were at the rate of $0.05 per share.


ACCOUNTING PRONOUNCEMENTS
-------------------------

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. Upon the Company's adoption as of December 31, 1997, restatement of some prior periods may require disclosure of diluted earnings which was not required under previous accounting standards since the dilution was less than 3%. The Company has determined that basic and diluted earnings per share (as defined by SFAS No. 128) would be the same as primary and fully diluted earnings per share, respectively, disclosed for the three and six months ended June 30, 1997 and 1996.

                             P A R T   I I.    O T H E R   I N F O R M A T I O N


ITEMS 1. THROUGH 3.

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

  Stockholders at the Annual Meeting on May 20, 1997, and by proxy, elected three incumbent directors, Steffen E. Palko, J. Luther King, Jr. and J. Richard Seeds. Of 20,451,572 shares represented at the meeting, 20,406,186 shares (99.8%) were voted for Mr. Palko, 20,406,186 shares (99.8%) were voted for Mr. King and 20,406,111 shares (99.8%) were voted for Mr. Seeds. Other directors continuing in office are Charles B. Chitty, Scott G. Sherman and Bob R. Simpson. Mr. Chitty subsequently resigned on June 10, 1997.

  One proposal by the Board of Directors was approved by stockholders at the Annual Meeting, with the following vote tabulation:

  Approval of the 1997 Stock Incentive Plan

  ----------------------------------------------------------------------------------
         Shares                   Shares              Shares              Broker
           For                    Against            Abstained           Non-Votes
  -------------------       ------------------     --------------     ---------------
  17,142,229    83.8%       2,923,268    14.3%     24,706    0.1%     361,369    1.8%


ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit Number
         and Description
         ---------------

             3.1 Bylaws of Cross Timbers Oil Company, as amended and restated on May 20, 1997

            10.1 Revolving Credit Agreement dated May 28, 1997, among Cross Timbers Oil Company, Morgan Guaranty Trust Company of New York, NationsBank of Texas, N.A. and the other banks party thereto

            10.2 Cross Timbers Oil Company Management Group Employee Severance Protection Plan

            11    Computation of per share earnings

            15.1  Awareness letter of Arthur Andersen LLP

  (b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended June 30, 1997 and through August 14, 1997:

          On April 9, 1997, the Company filed a report on Form 8-K dated
          April 2, 1997 regarding its completion of the sale of $125 million of 9 1/4% Senior Subordinated Notes due 2007 pursuant to Rule 144A of the Securities Act of 1933.

          On June 2, 1997, the Company filed a report on Form 8-K dated May 20, 1997 regarding announcements made at its annual meeting of shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: August 14, 1997            By /s/       BENNIE G. KNIFFEN
                                    ---------------------------------------
                                              Bennie G. Kniffen
                                    Senior Vice President and Controller
                                     (Principal Accounting Officer and
                                          Duly Authorized Officer)