Form 10-Q
period 1997-09-30
CROSS TIMBERS OIL CO
filed 1997-11-14
CIK 868809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



               For the quarterly period ended SEPTEMBER 30, 1997
                                              ------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10662
                                                 -------


                           CROSS TIMBERS OIL COMPANY
             (Exact name of registrant as specified in its charter)


                   Delaware                           75-2347769
             --------------------                  ----------------

        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas        76102
-------------------------------------------------     ----------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

               Class                   Outstanding as of October 31, 1997
    ----------------------------       ----------------------------------
    Common stock, $.01 par value                  26,435,053

================================================================================

                           CROSS TIMBERS OIL COMPANY
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


                                     INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
           at September 30, 1997 and December 31, 1996..................       3

          Consolidated Statements of Operations
           for the Three and Nine Months Ended September 30,
           1997 and 1996................................................       4

          Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 1997 and
           1996.........................................................       5

          Notes to Consolidated Financial Statements....................    6-10

          Report of Independent Public Accountants......................      11

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations................   12-18


PART II.  OTHER INFORMATION

 Item 5.  Other Information.............................................      19

 Item 6.  Exhibits and Reports on Form 8-K..............................   19-20

          Signatures....................................................      21

                                                   PART I. FINANCIAL INFORMATION
CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)

                                                                    SEPTEMBER 30,
                                                                        1997           DECEMBER 31,
                                                                    (Unaudited)            1996
                                                                    -------------      ------------
ASSETS

Current Assets:
 Cash and cash equivalents.......................................     $   3,537         $   3,937
 Accounts receivable, net........................................        38,055            44,320
 Deferred income tax.............................................           177               558
 Other current assets............................................         5,592             2,965
                                                                      ---------         ---------
   Total Current Assets..........................................        47,361            51,780
                                                                      ---------         ---------

Property and Equipment, at cost - successful efforts method:
 Producing properties............................................       738,417           639,990
 Undeveloped properties..........................................        16,147             2,493
 Gas gathering and other.........................................        21,940            16,470
                                                                      ---------         ---------
  Total Property and Equipment...................................       776,504           658,953
Accumulated depreciation, depletion and amortization.............      (230,103)         (208,392)
                                                                      ---------         ---------
   Net Property and Equipment....................................       546,401           450,561
                                                                      ---------         ---------

Investment in Equity Securities, at market value.................         3,488            16,714
                                                                      ---------         ---------

Other Assets.....................................................         6,862             4,015
                                                                      ---------         ---------

TOTAL ASSETS.....................................................     $ 604,112         $ 523,070
                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities........................     $  46,030         $  45,729
 Payable to Royalty Trust........................................         1,736             2,770
 Accrued stock incentive compensation............................           492               483
 Short-term debt.................................................             -             3,000
                                                                      ---------         ---------
   Total Current Liabilities.....................................        48,258            51,982
                                                                      ---------         ---------

Long-term Debt (Note 2)..........................................       374,000           314,757
                                                                      ---------         ---------

Deferred Income Tax..............................................        17,362            10,323
                                                                      ---------         ---------

Other Long-term Liabilities......................................         3,086             3,340
                                                                      ---------         ---------

Commitments (Note 3)

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value,
  25,000,000 shares authorized, 1,138,729  issued at
  liquidation value of $25)......................................        28,468            28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  30,807,345 and 28,209,976 shares issued).......................           308               282
 Additional paid-in capital......................................       203,670           164,577
 Treasury stock (4,414,044 and 2,578,781 shares).................       (72,843)          (40,219)
 Unrealized gain on investment in equity securities..............            84               638
 Retained earnings (deficit).....................................         1,719           (11,078)
                                                                      ---------         ---------
   Total Stockholders' Equity....................................       161,406           142,668
                                                                      ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................     $ 604,112         $ 523,070
                                                                      =========         =========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                               THREE MONTHS ENDED    NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,
                                               -----------------    --------   --------
                                                 1997      1996       1997       1996
                                               -------   -------    --------   --------

REVENUES

 Oil.......................................    $17,887   $19,375    $ 56,470   $ 54,222
 Gas.......................................     23,293    17,090      74,714     48,123
 Gas gathering, processing and marketing...      2,436     2,411       7,558      8,651
 Other.....................................        470       325       4,807      1,021
                                               -------   -------    --------   --------

 Total Revenues............................     44,086    39,201     143,549    112,017
                                               -------   -------    --------   --------

EXPENSES

 Production................................     10,830     9,989      31,960     29,158
 Exploration (Note 1)......................        547         -       1,122          -
 Taxes on production and property..........      3,650     3,016      11,576      8,479
 Depreciation, depletion and amortization..     12,012     9,742      34,529     27,589
 General and administrative................      2,915     2,507      10,457     12,167
 Gas gathering and processing..............      2,168     1,967       6,325      4,745
 Interest expense, net.....................      6,891     4,525      18,681     12,066
 Trust development costs...................        285       247         566        718
                                               -------   -------    --------   --------

 Total Expenses............................     39,298    31,993     115,216     94,922
                                               -------   -------    --------   --------

INCOME BEFORE INCOME TAX...................      4,788     7,208      28,333     17,095
                                               -------   -------    --------   --------

INCOME TAX

 Current...................................         17         6         105         85
 Deferred..................................      1,548     2,482       9,730      5,812
                                               -------   -------    --------   --------

 Total Income Tax Expense..................      1,565     2,488       9,835      5,897
                                               -------   -------    --------   --------

NET INCOME.................................      3,223     4,720      18,498     11,198

 Preferred Stock Dividends.................        444        73       1,334         73
                                               -------   -------    --------   --------

EARNINGS AVAILABLE TO COMMON STOCK.........    $ 2,779   $ 4,647    $ 17,164   $ 11,125
                                               =======   =======    ========   ========

EARNINGS PER COMMON SHARE (Note 4).........    $  0.11   $  0.18    $   0.65   $   0.41
                                               =======   =======    ========   ========

DIVIDENDS DECLARED PER COMMON SHARE........    $ 0.055   $  0.05    $  0.165   $   0.15
                                               =======   =======    ========   ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING........................     26,387    26,430      26,548     27,156
                                               =======   =======    ========   ========



          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(in thousands)
(Note 5)

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                         -------------------------------
                                                                            1997                  1996
                                                                         ---------              --------
OPERATING ACTIVITIES

 Net income............................................................  $  18,498              $ 11,198
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization............................     34,529                27,589
   Exploration expense.................................................      1,122                     -
   Stock appreciation right compensation...............................          9                (3,434)
   Performance share compensation......................................      1,695                   712
   Deferred income tax.................................................      9,730                 5,812
   Gain from sale of property and equity securities....................     (3,478)                 (346)
   Other non-cash items................................................      1,442                   597
 Changes in working capital (a)........................................      2,805                 3,329
                                                                         ---------              --------
 CASH PROVIDED BY OPERATING ACTIVITIES.................................     66,352                45,457
                                                                         ---------              --------

INVESTING ACTIVITIES

 Sale of equity securities.............................................     20,875                   402
 Investment in equity securities.......................................     (6,479)              (16,093)
 Sale of property and equipment........................................     17,097                28,527
 Producing property acquisitions.......................................    (74,619)              (50,436)
 Undeveloped property acquisitions.....................................    (13,672)                 (113)
 Exploration and development costs.....................................    (52,758)              (20,820)
 Gas gathering and other additions.....................................    (10,935)               (3,602)
                                                                         ---------              --------
 CASH USED BY INVESTING ACTIVITIES.....................................   (120,491)              (62,135)
                                                                         ---------              --------

FINANCING ACTIVITIES

 Proceeds from long-term debt..........................................    322,050                98,000
 Payments on long-term debt............................................   (236,080)              (57,700)
 Dividends.............................................................     (5,675)               (4,105)
 Proceeds from exercise of stock options...............................        602                   286
 Purchase of treasury stock............................................    (27,158)              (18,290)
                                                                         ---------              --------
 CASH PROVIDED BY FINANCING ACTIVITIES.................................     53,739                18,191
                                                                         ---------              --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       (400)                1,513

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................      3,937                 2,212
                                                                         ---------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................  $   3,537              $  3,725
                                                                         =========              ========

(a) CHANGES IN WORKING CAPITAL
       Accounts receivable.............................................  $   6,208              $    739
       Other current assets............................................     (2,625)                 (828)
       Accounts payable, accrued liabilities and
        payable to Royalty Trust.......................................       (778)                3,418
                                                                         ---------              --------

    DECREASE IN WORKING CAPITAL........................................  $   2,805              $  3,329
                                                                         =========              ========


          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1996, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1997 and the results of operations for the three and nine-month periods ended September 30, 1997 and 1996 and cash flows of the Company for the nine-month periods ended September 30, 1997 and 1996. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1996 annual report on Form 10-K.

   Exploration Expense

   As of September 30, 1997, the Company has incurred $1.1 million of exploration costs, primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant prior to second quarter 1997.


2. LONG-TERM DEBT

   Senior Debt

   On May 28, 1997, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"). The loan agreement had an initial borrowing base and commitment of $317 million, which was subsequently reduced to $312 million following the sale of certain producing properties. The borrowing base is redetermined annually based on the value of the Company's proved oil and gas reserves. If outstanding borrowings are greater than the redetermined borrowing base, outstanding borrowings must be reduced to the level of the redetermined borrowing base within a specified period. Otherwise, borrowings under the loan agreement do not mature until June 30, 2002, but may be prepaid at any time without penalty. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement.

   On September 30, 1997, outstanding bank borrowings were $249 million (including $25.2 million to fund the Amoco Acquisition deposit -- see Note 7) with a LIBOR based rate of 7%, and unused borrowing capacity was $63 million.

   Upon the sale of 8 3/4% notes (see "Subordinated Debt" below) on October 28, 1997, outstanding bank borrowings and the borrowing base were reduced to $77 million and $162 million, respectively. In connection with the Amoco Acquisition, firm commitments were obtained from the Company's banks to increase the borrowing base to $400 million upon closing of the acquisition, subject to adjustment for exercise of preferential purchase rights. Upon closing of the Amoco Acquisition, LIBOR based rates will increase from a maximum of LIBOR plus 1 1/4% to LIBOR plus 1 3/8%.

   Subordinated Debt

   In January 1997, $29.7 million principal amount of the Company's 5 1/4% convertible subordinated notes was converted by note holders into 1,928,242 shares of common stock and $29,000 was redeemed. As of January 21, 1997, no 5 1/4% convertible subordinated notes remained outstanding.

   On April 2, 1997, the Company sold $125 million of 9 1/4% senior subordinated notes ("9 1/4% Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Net proceeds of $121.1 million from the sale of 9 1/4% Notes were used to reduce bank borrowings under the loan agreement. The 9 1/4% Notes were effectively registered with the Securities and Exchange Commission ("Commission") in June 1997 and are general unsecured indebtedness that is subordinate to bank borrowings. The 9 1/4% Notes mature on April 1, 2007 and interest is payable each April 1 and October 1. The 9 1/4% Notes are redeemable at the option of the Company on April 1, 2002 at a price of 104.625%, and thereafter at prices declining ratably annually to 100% on April 1, 2005, plus accrued interest through the redemption date. In addition, on or prior to April 1, 2000, the Company may, subject to certain requirements, redeem up to one-third of the 9 1/4% Notes with the net proceeds from one or more public equity offerings at a price equal to 109.25% plus accrued interest. Upon a change in control (as defined) of the Company, the 9 1/4% Note holders have the right to require the Company to purchase all or a portion of their 9 1/4% Notes at 101% plus accrued interest.

   On October 28, 1997, the Company sold $175 million of 8 3/4% senior subordinated notes ("8 3/4% Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. Net proceeds of $169.9 million from the sale of the 8 3/4% Notes were used to reduce bank borrowings under the loan agreement. The 8 3/4% Notes are general unsecured indebtedness that ranks equal to the 9 1/4% Notes and subordinate to bank borrowings. The 8 3/4% Notes mature on November 1, 2009 and interest is payable each May 1 and November 1, beginning May 1, 1998. The 8 3/4% Notes are redeemable at the option of the Company on November 1, 2002 at a price of 104.375%, and thereafter at prices declining ratably annually to 100% on November 1, 2005, plus accrued interest through the redemption date. In addition, on or prior to November 1, 2000, the Company may, subject to certain requirements, redeem up to one-third of the 8 3/4% Notes with the net proceeds from one or more public equity offerings at a price equal to 108.75% plus accrued interest. Upon a change in control (as defined) of the Company, the 8 3/4% Note holders have the right to require the Company to purchase all or a portion of their 8 3/4% Notes at a 101% plus accrued interest. See also Note 3.


3. COMMITMENTS

   The Company periodically enters forward sales contracts, commodity swap agreements and similar arrangements to effectively hedge its gas prices. As of November 11, 1997, the Company's sales commitments for Oklahoma gas deliveries are as follows:

                        Contracts with Fixed          Contracts with
                  Fixed Price and Basis (a) (c)   Fixed Basis Only (b) (c)
                  -----------------------------  -------------------------
   Production       Mcf        Weighted Average    Mcf    Weighted Average  Total Mcf
     Month        per Day       Price per Mcf    per Day   Basis per Mcf     Per Day
----------------  -------      ----------------  -------  ----------------  ---------

1997  October      70,000           $2.57            -           -            70,000
      November     60,000            3.15            -           -            60,000
      December     20,000            3.37         40,000       $0.18          60,000

1998  January      10,000            3.41         30,000        0.17          40,000
      February     10,000            2.89         40,000        0.18          50,000
      March        10,000            2.49         40,000        0.18          50,000
      April           -               -           10,000        0.19          10,000
      May             -               -           10,000        0.19          10,000
      June            -               -           10,000        0.19          10,000

  (a) Prices are after deduction for delivery point differential ("basis") but before Btu and gathering charge adjustments, and include adjustments for net gains on contract terminations (see (c) below).

  (b) The Company may lock in a sales price, based on market prices at the time the sales price is locked and the fixed basis reflected in this table. For sales of 20,000 Mcf per day in December 1997 and January 1998, and 30,000 Mcf per day in February, March and April 1998, prices received by the Company will not exceed $3.59, $4.34, $3.32, $2.82 and approximately $2.60, respectively, after deduction for basis but before Btu and gathering charge adjustments.

  (c) The Company may subsequently modify or terminate contracts prior to the production month to improve its hedging position. Gains and losses on contract terminations are deferred and recognized as gas revenue in the production months underlying the terminated contract.

   Under a contract with a single purchaser, the Company also receives an additional $0.30 per Mcf on sales of 10,000 Mcf per day through July 1998. From August 1998 through July 2005, the Company will sell 11,650 Mcf per day at a contract price of approximately 10% of the month's average NYMEX futures contract for West Texas Intermediate crude oil, less basis, Btu and gathering charge adjustments.

   The Company has entered a registration rights agreement with the purchasers of the 8 3/4% Notes (Note 2) to use its best efforts to register notes ("Exchange Notes") with the Commission that the purchasers may exchange for the 8 3/4% Notes, and to effect the offering of such exchange ("Exchange Offering"). The Exchange Notes will have substantially identical terms as the 8 3/4% Notes, except that the Exchange Notes will not have transfer restrictions. The Company's registration statement on Form S-4 to register the Exchange Notes was declared effective by the Commission on November 7, 1997. The Exchange Offering must be consummated by December 22, 1997 in order to preclude additional interest costs to the Company.


4. COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

   On March 19, 1997, the Company effected a three-for-two common stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. The Company has determined that basic earnings per share (as defined by SFAS No. 128) would be the same as earnings per share disclosed for the three and nine months ended September 30, 1997 and 1996. Diluted earnings per share (as defined by SFAS No. 128) would be $0.10 and $0.17 for the three months ended September 30, 1997 and 1996, respectively, and $0.64 and $0.41 for the nine months ended September 30, 1997 and 1996, respectively.


5. SUPPLEMENTAL CASH FLOW INFORMATION

   The following are total interest and income tax payments during each of the periods (in thousands):

                                                      Nine Months Ended
                                                        September 30,
                                                      -----------------
                                                        1997      1996
                                                      -------   -------

          Interest..................................  $12,570   $10,654
          Income tax................................      841         6

   The accompanying consolidated statements of cash flows excludes the following non-cash equity transactions during the nine-month periods ended September 30, 1997 and 1996:

   - Exchange of 1,986,167 shares of common stock for 1,138,729 shares of Series A Convertible Preferred Stock in September 1996
   - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 1,928,242 shares of common stock in January 1997 (Note 2)
   - 1997 vesting of 102,750 performance shares that were granted during 1996 and vesting of 12,000 performance shares granted during 1997, and 1996 vesting of 237,375 performance shares granted during 1995 and vesting of 9,000 performance shares granted during 1996 (Note 6)
   - Receipt of 282,259 shares (valued at $5,467,000) and 305,105 shares (valued at $4,765,000) of common stock for the option price of exercised stock options in 1997 and 1996, respectively

6. STOCK INCENTIVE PLANS

   In May 1997, the stockholders approved the 1997 Stock Incentive Plan ("1997 Plan") under which 1,500,000 shares of common stock are available for grant. During 1997, 1,170,000 stock options were granted under the 1997 Plan which vest and become exercisable in equal amounts over a five-year period, with provision for accelerated vesting of half the options when the common stock price reaches $25 and the remainder when the price reaches $30. One half of these options vested in October when the common stock price reached $25. Also in October, 54,000 performance shares granted in May 1997 vested and an additional 54,000 performance shares were granted that vest when the common stock price reaches $30. During the nine months ended September 30, 1997, the Company recognized total performance share compensation of $1,695,000 related to the initial grant of 54,000 performance shares, the vesting of 102,750 performance shares in January and the grant and vesting of 12,000 performance shares during the first nine months of 1997. An additional $1.4 million of performance share compensation was recorded in October 1997 for the subsequent grant of 54,000 performance shares.


7. ACQUISITIONS

   From July 1996 through September 1997, the Company purchased 1,326,300 units of beneficial interest ("Units"), or 22% of the outstanding Units in the Royalty Trust at a cost of $18.2 million, funded primarily with bank debt. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding Units.

   On July 19, 1996, the Company acquired primarily gas-producing properties in the Green River Basin of southwestern Wyoming from Enserch Exploration ("Enserch Acquisition") for an adjusted purchase price of $39.4 million. The properties primarily consist of operated interests in the Fontenelle, Nitchie Gulch and Pine Canyon fields. On November 21, 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, for an adjusted purchase price of $12.5 million. These acquisitions were funded by bank debt and cash flow from operations.

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

   These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the nine months ended September 30, 1997 and 1996 and the year ended December 31, 1996, as if these acquisitions had been consummated as of January 1, 1997 and 1996. These pro forma results are not necessarily indicative of future results.


                                                        Pro Forma (Unaudited)
                                           -----------------------------------------------
                                                  Nine Months Ended            Year Ended
(in thousands, except per share data)               September 30,             December 31,
                                           -------------------------------
                                               1997               1996           1996
                                           ------------       ------------    ------------

     Revenues............................  $    145,486       $    127,116    $    179,690
                                           ============       ============    ============

     Earnings available to common stock..  $     17,194       $     10,705    $     19,287
                                           ============       ============    ============

     Earnings per common share...........  $       0.65       $       0.39    $       0.72
                                           ============       ============    ============

   On September 29, 1997, the Company entered into a definitive agreement with a subsidiary of Amoco Corporation ("Amoco") to acquire producing properties in the San Juan Basin of northwestern New Mexico ("Amoco Acquisition") for an estimated purchase price of $252 million, and five-year warrants to purchase 625,000 shares of the Company's common stock at a price of $22.97 per share. The acquisition is effective November 1, 1997 and is anticipated to close December 1, 1997. It is subject to the possible effect of preferential purchase rights held by third parties on a substantial portion of the properties and by typical purchase price adjustments. In addition, Amoco has exercised its option to accept, in lieu of $15.7 million in cash at closing, certain properties owned by the Company. A $25.2 million deposit was paid to Amoco on September 29, 1997 and has been included in producing properties in the accompanying balance sheet at September 30, 1997. As was the deposit, the remainder of the transaction will be funded by bank debt (Note 2).

   Subject to voting provisions in applicable operating agreements, the Company expects to operate wells approximating 70% of the value of the Amoco Acquisition. Conoco Inc., a working interest owner in approximately 30% of these wells, claims that it is entitled to assume operations of these wells under the terms of the operating agreement and has filed a lawsuit in the 142nd District Court of Midland County, Texas, seeking a judgment that it is entitled to operate such wells and an injunction against the operation of such wells by the Company. The Company believes that it has the right to operate such wells and, in any event, does not believe that an adverse resolution of this dispute would materially detract from the value of the Amoco Acquisition.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of September 30, 1997 and the related consolidated statements of operations for the three and nine-month periods ended September 30, 1997 and 1996, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
October 24, 1997

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1996 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
---------------------------------
                                         QUARTER ENDED                       NINE MONTHS ENDED
                                         SEPTEMBER 30,                         SEPTEMBER 30,
                               -----------------------------------  ------------------------------------
                                                         Increase                              Increase
                                  1997         1996     (Decrease)     1997         1996      (Decrease)
                               -----------  ----------  ----------  -----------  -----------  ----------

   TOTAL PRODUCTION
      Oil (Bbls).............      984,371     898,565      10%       2,933,597    2,623,616       12%
      Gas (Mcf)..............   12,511,761   9,761,334      28%      35,703,643   26,716,518       34%
      BOE....................    3,069,665   2,525,454      22%       8,884,204    7,076,369       26%

   AVERAGE DAILY PRODUCTION
      Oil (Bbls).............       10,700       9,767      10%          10,746        9,575       12%
      Gas (Mcf)..............      135,997     106,101      28%         130,783       97,506       34%
      BOE....................       33,366      27,451      22%          32,543       25,826       26%

   AVERAGE SALES PRICE
      Oil per Bbl............       $18.17      $21.56     (16)%         $19.25       $20.67      (7)%
      Gas per Mcf............        $1.86       $1.75        6%          $2.09        $1.80       16%

--------------------
     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     BOE -  Barrels of oil equivalent (six Mcf equal one Bbl)

   Total oil and gas production increased from comparable 1996 periods primarily because of acquisitions, new drills and workovers, partially offset by property sales and natural decline.

   Crude oil prices declined during the third quarter of 1997 as global production capacity outpaced demand. The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $17.64 for third quarter 1997 compared to $20.79 for third quarter 1996. The Company's average oil price includes oil marketing margins which are partially offset by lower priced sour crude sales and transportation charges.

   Natural gas prices have remained relatively strong because of increased domestic consumption. Fourth quarter prices, which have been strong to date, will be affected by gas storage levels and weather-related demand. The Company uses price hedging arrangements to reduce price risk on a portion of its gas production. See Note 3 to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1997 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1996

   Third quarter 1997 earnings available to common stock were $2.8 million compared with third quarter 1996 earnings of $4.6 million.

   Total revenues for the 1997 quarter were $44.1 million, a $4.9 million (12%) increase over third quarter 1996 revenues. Oil revenue decreased slightly because of the 16% decrease in oil prices, partially offset by the 10% increase in oil volumes. Gas revenue increased $6.2 million (36%) as a result of the 28% increase in gas production, and the 6% increase in gas prices.

   Gas gathering, processing and marketing revenues from third quarter 1996 to third quarter 1997 remained relatively unchanged, as increased volumes were offset by reduced margins. Other revenues of $500,000 for third quarter 1997 include a $400,000 realized gain on sale of equity securities. Other revenues of $300,000 in third quarter 1996 include a $200,000 gain on the sale of producing properties.

   Expenses for third quarter 1997 totaled $39.3 million as compared with $32 million for third quarter 1996. Production expense increased $800,000 (8%) and depreciation, depletion and amortization ("DD&A") increased $2.3 million (23%) primarily as a result of production increases related to acquisitions and development. Taxes on production and property increased $600,000 (21%) over the third quarter of 1996 primarily because of increased gas revenue. Third quarter 1997 results also include $500,000 of exploration expense, which is primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant prior to second quarter 1997.

   General and administrative expense increased $400,000 (16%) because of stock incentive compensation increases. Third quarter performance share compensation of $200,000 resulted from the vesting of performance shares granted during May 1997. Stock appreciation right compensation increased $100,000 because of increases in the Company's common stock price.

   Net interest expense increased $2.4 million (52%) because of a 26% increase in weighted average borrowings to fund property acquisitions and treasury stock purchases, combined with an increase in the weighted average interest rate from 6.4% in the third quarter of 1996 to 7.6% in the third quarter of 1997. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April 1997. Gas gathering expense increased $200,000 (10%) primarily because of lease payments that began following the sale and operating leaseback of the Major County, Oklahoma gathering system in November 1996.


NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1996

   Earnings available to common stock for the nine months ended September 30, 1997 were $17.2 million, compared with earnings of $11.1 million for the same 1996 period. Improved earnings were primarily the result of higher production and gas prices.

   Total revenues for the first nine months of 1997 were $143.5 million, or $31.5 million (28%) higher than revenues for the first nine months of 1996. Oil revenue increased $2.2 million (4.1%) as a result of the 12% increase in production, partially offset by the 7% decrease in oil prices. Gas revenue increased $26.6 million (55%) because of the 34% increase in production combined with the 16% price increase.

   Gas gathering, processing and marketing revenues decreased $1.1 million (13%) because of lower gas marketing margins. Other revenues of $4.8 million for the first nine months of 1997 include a $2 million gain realized on sale of equity securities, a $1.5 million gain on sale of producing properties and facilities and $1.3 million proceeds from a lawsuit settlement. Other revenues of $1 million in 1996 include recognition of $500,000 of interest rate swap commitment income and a $300,000 gain on sale of producing properties.

   Expenses for the nine months ended September 30, 1997 totaled $115.2 million, or 21% above total expenses of $94.9 million for the first nine months of 1996. Production expense increased $2.8 million (10%) and DD&A increased $6.9 million (25%) primarily because of increased production related to acquisitions and development. Taxes on production and property increased $3.1 million (37%) primarily because of increased oil and gas revenues and increased property taxes related to acquisitions. Results for the first nine months of 1997 also include $1.1 million of exploration expense, which is primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant in prior periods.

   General and administrative expense decreased $1.7 million (14%) primarily because of a decline in stock incentive compensation from $4.4 million for the first nine months of 1996 compared with $2 million for the first nine months of 1997, partially offset by increased expenses related to Company growth. Stock incentive compensation for the first nine months of 1997 includes SAR compensation of $300,000 and performance share compensation of $1.7 million, as compared with SAR compensation of $3.7 million and performance share compensation of $700,000 for the first nine months of 1996. SAR compensation decreased because virtually all stock options with SARs were exercised as of June 30, 1996. Performance share compensation increased as a result of performance shares granted and vested during 1997.

    Net interest expense increased $6.6 million (55%) as a result of a 32% increase in weighted average borrowings that were used to fund capital expenditures and treasury stock purchases, combined with an increase in the weighted average interest rate from 6.3% for the first nine months of 1996 to 7.4% for the 1997 period. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April 1997. Gas gathering expense increased $1.6 million (33%) related to the lease payments that began following the sales and operating leasebacks of the Tyrone plant in March 1996 and the Major County, Oklahoma gathering system in November 1996.


COMPARATIVE EXPENSES PER BARREL OF OIL EQUIVALENT PRODUCTION

   The following are expenses on a barrel of oil equivalent (BOE) basis:

                                                QUARTER ENDED           NINE MONTHS ENDED
                                                SEPTEMBER 30,             SEPTEMBER 30,
                                          ------------------------  ------------------------
                                                         Increase                  Increase
                                           1997   1996  (Decrease)   1997   1996  (Decrease)
                                          ------ ------ ----------  ------ ------ ----------

      Production........................   $3.53  $3.96    (11)%    $3.60   $4.12    (13)%
      Taxes on production and property..    1.19   1.19      -       1.30    1.20       8%
      Depreciation, depletion and
       amortization (DD&A) (a)..........    3.72   3.54       5%     3.67    3.58       3%
      General and administrative (G&A)..    0.95   1.00     (5)%     1.18    1.72    (31)%
      Interest..........................    2.24   1.79      25%     2.10    1.71      23%

      --------------------

      (a) Includes only DD&A directly related to oil and gas production.

   The following are explanations of the more significant variances:

   Production-   Decreased production expense per BOE is primarily because of the lower operating costs of gas-producing properties acquired in 1996 and 1997, the timing of workovers, increasing production without comparable increases in lifting costs and other operating efficiencies initiated after acquiring operated properties.

   Taxes on Production and Property- Increased taxes per BOE for the comparative nine-month periods are primarily because of increased production taxes resulting from an increase in higher-taxed gas production, higher gas prices and increased property taxes related to acquisitions.

   G&A-   Decreased G&A per BOE for the comparative nine-month periods is primarily because of the decline in stock incentive compensation. Excluding stock incentive compensation, G&A per BOE was $0.84 and $1.00 (16% decline) for the quarters ended September 30, 1997 and 1996, respectively, and was $0.95 and $1.10 (14% decline) for the first nine months of 1997 and 1996, respectively. Decreased G&A per BOE, excluding stock incentive compensation, is the result of production growth outpacing Company personnel requirements.

   Interest- Increased interest per BOE is primarily the result of an increase in the weighted average interest rate (primarily attributable to the senior subordinated debt issued in April 1997), as well as the result of financing expenditures for other than oil and gas producing properties (undeveloped properties, investment in equity securities and treasury stock purchases) with long-term borrowings.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL

   Cash provided by operating activities was $66.4 million for the first nine months of 1997 compared with $45.5 million for the nine-month 1996 period. Operating cash flow (defined as cash provided by operating activities before changes in working capital) increased 51% from $42.1 million for the first nine months of 1996 to $63.5 million for the same 1997 period. Stock appreciation right payments reduced operating cash flow for the first nine months of 1996 by approximately $7 million.

   During the nine months ended September 30, 1997, proceeds from bank and short-term borrowings and the sale of senior subordinated notes of $322.1 million, operating activities of $66.4 million, property and equity security sales of $38 million and stock option exercises of $600,000 were used to fund property acquisitions, development costs, other capital additions and investments in equity securities of $158.5 million, debt payments of $236.1 million, treasury stock purchases of $27.2 million and dividends of $5.7 million. The resulting decrease in cash and cash equivalents for the period was $400,000.

   Total current assets decreased $4.4 million during the first nine months of 1997. The most significant change in current assets was a $6.3 million decrease in accounts receivable, primarily because of lower product prices.

   Total current liabilities decreased $3.7 million during the first nine months of 1997. Short-term debt declined $3 million because of increased bank borrowing capacity following the sale of senior subordinated notes in April 1997. See Note 2 to Consolidated Financial Statements. The payable to Royalty Trust declined $1 million because of lower product prices and the Company's increased ownership in the Trust.

ACQUISITIONS AND DEVELOPMENT

   Exploration and development cash expenditures for the first nine months of 1997 totaled $52.8 million; exploration and development costs incurred for the nine-month 1997 period were $52.2 million. This compares with development cash expenditures of $20.8 million for the first nine months of 1996; exploration and development costs incurred for the nine-month 1996 period were $24.9 million. Although actual exploration and development expenditures may vary significantly due to many factors, the Company anticipates its 1997 expenditures for exploration and development activities to approximate its previously announced $70 million budget. Annual exploration and development expenditures in 1998 and 1999 are expected to be from $80 to $90 million, depending on drilling results, property acquisitions and commodity prices. Higher-risk expenditures, including step-out development and exploratory drilling, are targeted at up to 20% of these amounts. Exploration and development expenditures are expected to be funded by cash flow from operations.

   During the nine months ended September 30, 1997, the Company's purchases of equity securities (for non-trading purposes) totaled $6.5 million. Proceeds from sales of equity securities totaled $20.9 million with a related gain of $2 million.

   On April 10, 1997, the Company announced that its Board of Directors authorized the purchase of up to two million shares of the Company's common stock, or about 7% of shares outstanding. These purchases are in addition to the three million share program (adjusted for the March 1997 three-for-two stock split) announced in May 1996, which was completed in April 1997. Through September, 381,500 shares have been purchased at a total cost of $6.1 million under the two million share program.

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

   On September 29, 1997, the Company entered into a definitive agreement with a subsidiary of Amoco Corporation ("Amoco") to acquire producing properties in the San Juan Basin of northwestern New Mexico ("Amoco Acquisition") for an estimated purchase price of $252 million, and five-year warrants to purchase 625,000 shares of the Company's common stock at a price of $22.97 per share. The acquisition is effective November 1, 1997 and is anticipated to close December 1, 1997. It is subject to the possible effect of preferential purchase rights held by third parties on a substantial portion of the properties and by typical purchase price adjustments. In addition, Amoco has exercised its option to accept, in lieu of $15.7 million in cash at closing, certain properties owned by the Company. A $25.2 million deposit was paid to Amoco on September 29, 1997 and has been included in producing properties in the September 30, 1997 balance sheet. As was the deposit, the remainder of the transaction will be funded by bank debt.

   Subject to voting provisions in applicable operating agreements, the Company expects to operate wells approximating 70% of the value of the Amoco Acquisition. Conoco Inc., a working interest owner in approximately 30% of these wells, claims that it is entitled to assume operations of these wells under the terms of the operating agreement and has filed a lawsuit in the 142nd District Court of Midland County, Texas, seeking a judgment that it is entitled to operate such wells and an injunction against the operation of such wells by the Company. The Company believes that it has the right to operate such wells and, in any event, does not believe that an adverse resolution of this dispute would materially detract from the value of the Amoco Acquisition.

   After closing the Amoco Acquisition, the Company will have essentially achieved its goal to make strategic acquisitions totaling $260 to $280 million between June 1997 and the end of 1999. By focusing on increased production through exploitation, development and exploration activities, the Company plans to achieve its goal of $2.40 debt per BOE of proved reserves through a combination of reserve growth and debt reduction from operating cash flow and non-strategic asset sales. The Company will continue to evaluate strategic acquisition opportunities which may be funded at least partially by an equity offering.

   As of the end of September, the Company had completed drilling 44 oil wells and 67 gas wells in 1997. A total of 48 recompletions and workovers were also completed in the first nine months of 1997. Oil development during the first nine months of 1997 has focused on the Prentice Northeast Unit and University Block 9 Field of West Texas, while gas development has been concentrated on the Fontenelle Unit in the Green River Basin of Wyoming and on the Ozona Field in West Texas.

   Twenty-eight of the 44 oil wells drilled to date have been drilled in the Prentice Northeast Unit with initial production rates exceeding expectations, resulting in current net production of 3,300 Bbls per day on the Unit. Three additional wells are to be drilled on this Unit by year-end. Nine wells were drilled in the University Block 9 Field during the first nine months of 1997, each with an initial daily production rate of over 200 barrels of oil. Current University Block 9 net daily production is 2,000 Bbls. Six additional wells are to be drilled in the University Block 9 Field by year-end, including one horizontal well.

   Thirty of the 67 gas wells drilled are located in the Fontenelle Unit, resulting in current net production on the Unit of more than 25,000 Mcf per day, or double the production rate when acquired in July 1996. The Company expects to drill two more wells on this Unit by year-end. Twelve wells were drilled in the Ozona Field during the third quarter of

1997; current net daily production in this field is 7,700 Mcf. Thirteen additional wells are to be completed in the Ozona Field by year-end, including two horizontal wells.

DEBT AND EQUITY

   During the first nine months of 1997, long-term debt increased $59.2 million and short-term debt decreased $3 million because of increased borrowings to partially fund property acquisitions, treasury stock purchases and investment in equity securities, partially offset by the $29.7 million conversion of the Company's 5 1/4% subordinated notes into common stock. See Note 2 to Consolidated Financial Statements.

   Stockholders' equity at September 30, 1997 increased $18.7 million from year-end because of the $29.7 million conversion of subordinated notes into common stock (less cost of $400,000), increased capital of $9.8 million related to stock option exercises and performance share grants, and first nine months earnings of $17.2 million, partially offset by treasury stock additions of $32.6 million and common stock dividends of $4.4 million and decline in the unrealized gain on investment in equity securities of $600,000.

   A three-for-two common stock split was effected on March 19, 1997. All share and per share amounts have been restated for the effect of this stock split.

   During April 1997, the Company sold $125 million of 9 1/4% senior subordinated notes ("9 1/4% Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The 9 1/4% Notes were effectively registered with the Securities and Exchange Commission in June 1997 and are general unsecured indebtedness that is subordinate to bank borrowings under the Company's Revolving Credit Agreement. The 9 1/4% Notes mature on April 1, 2007 and interest is payable each April 1 and October 1. See Note 2 to Consolidated Financial Statements.

   On May 28, 1997, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"). The loan agreement had an initial borrowing base and commitment of $317 million, which was subsequently reduced to $312 million following the sale of certain producing properties. The borrowing base is redetermined annually based on the value of the Company's proved oil and gas reserves. If outstanding borrowings are greater than the redetermined borrowing base, outstanding borrowings must be reduced to the level of the redetermined borrowing base within a specified period. Otherwise, borrowings under the loan agreement do not mature until June 30, 2002, but may be prepaid at any time without penalty. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement. See Note 2 to Consolidated Financial Statements.

   On October 28, 1997, the Company sold $175 million of 8 3/4% senior subordinated notes ("8 3/4% Notes") to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The 8 3/4% Notes are general unsecured indebtedness that ranks equal to the 9 1/4% Notes and subordinate to bank borrowings under the Company's Revolving Credit Agreement. The notes mature on November 1, 2009 and interest is payable each May 1 and November 1, beginning May 1, 1998. See Note 2 to Consolidated Financial Statements.

   Upon the sale of 8 3/4% notes, outstanding bank borrowings and the borrowing base under the loan agreement were reduced to $77 million and $162 million, respectively. In connection with the Amoco Acquisition, firm commitments were obtained from the Company's banks to increase the borrowing base to $400 million upon closing of the acquisition, subject to adjustment for exercise of preferential purchase rights. Upon closing of the Amoco Acquisition, LIBOR based rates will increase from a maximum of LIBOR plus 1 1/4% to LIBOR plus
1 3/8%.

   If further substantial strategic acquisition opportunities arise after closing the Amoco Acquisition, the Company will consider an equity offering as a funding source.

COMMON STOCK DIVIDENDS

   In August 1997, the Board of Directors of the Company declared a third quarter common stock dividend of $0.055 per share, or a total of $1.5 million, paid in October 1997. Common stock dividends paid by the Company or its predecessors from September 1992 through January 1997 were at the rate of $0.05 per share.

ACCOUNTING PRONOUNCEMENTS
-------------------------

   In March 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which changes the method of computing and disclosing earnings per share for periods ending after December 15, 1997. Upon the Company's adoption as of December 31, 1997, restatement of some prior periods may require disclosure of diluted earnings which was not required under previous accounting standards since the dilution was less than 3%. The Company has determined that basic earnings per share (as defined by SFAS No. 128) would be the same as earnings per share disclosed for the three and nine months ended September 30, 1997 and 1996. Diluted earnings per share (as defined by SFAS No. 128) would be $0.10 and $0.17 for the three months ended September 30, 1997 and 1996, respectively, and $0.64 and $0.41 for the nine months ended September 30, 1997 and 1996, respectively.

                                                      PART II. OTHER INFORMATION

ITEMS 1. THROUGH 4.

   Not applicable.

ITEM 5.   OTHER INFORMATION

   On September 29, 1997, the Company entered into a definitive agreement with a subsidiary of Amoco Corporation to acquire producing properties in the San Juan Basin of northwestern New Mexico for an estimated purchase price of $252 million, and five-year warrants to purchase 625,000 shares of the Company's common stock at a price of $22.97 per share. The acquisition is effective November 1, 1997 and is anticipated to close December 1, 1997. It is subject to the possible effect of preferential purchase rights held by third parties on a substantial portion of the properties and by typical purchase price adjustments. In addition, Amoco has exercised its option to accept, in lieu of $15.7 million in cash at closing, certain properties owned by the Company. The transaction will be funded by bank debt. The Company's internal engineers estimate proved reserves attributable to the acquisition to be 258.6 billion cubic feet of natural gas, 16.4 million barrels of natural gas liquids and 1.5 million barrels of oil or a total of 61 million barrels of oil equivalent. The Company estimates current net daily production at 49 million cubic feet of gas, 3,100 barrels of natural gas liquids and 270 barrels of oil from more than 2,600 gross (900 net) wells with a reserve-to-production index of 14.5 years.

   Subject to voting provisions in applicable operating agreements, the Company expects to operate wells approximating 70% of the value of the Amoco Acquisition. Conoco Inc., a working interest owner in approximately 30% of these wells, claims that it is entitled to assume operations of these wells under the terms of the operating agreement and has filed a lawsuit in the 142nd District Court of Midland County, Texas, seeking a judgment that it is entitled to operate such wells and an injunction against the operation of such wells by the Company. The Company believes that it has the right to operate such wells and, in any event, does not believe that an adverse resolution of this dispute would materially detract from the value of the Amoco Acquisition.

   On October 28, 1997, the Company completed the sale of $175 million of 8 3/4% Senior Subordinated Notes due 2009. The Company received net proceeds of $170.6 million (before estimated offering expenses of $725,000 to be paid by the Company) which were used to repay outstanding indebtedness under the Company's senior bank credit facility. The Notes were sold to qualified institutional buyers pursuant to Rule 144A of the Securities Act of 1933. The Notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

        Exhibit Number
        and Description                                                     Page
        ---------------                                                     ----

        4.1 Supplemental Indenture dated September 1, 1997 between Cross Timbers Oil Company and The Bank of New York as Trustee, relating to $125,000,000 9 1/4% Senior
              Subordinated Notes due 2007

        4.2 Indenture dated as of October 28, 1997 between Cross Timbers Oil Company and The Bank of New York as Trustee, relating to $175,000,000 8 3/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-39097)

        10.1 Purchase Agreement - $175,000,000 8 3/4% Senior Subordinated Notes due 2009, among Cross Timbers Oil Company, Lehman Brothers, Inc., Morgan Stanley & Co. Incorporated, J. P. Morgan Securities Inc. and NationsBanc Montgomery Securities, Inc.

        10.2 Registration Rights Agreement among Cross Timbers Oil Company, Lehman Brothers, Inc., Morgan Stanley & Co. Incorporated, J. P. Morgan Securities Inc. and NationsBanc Montgomery Securities, Inc.

        11    Computation of per share earnings

        15.1  Awareness letter of Arthur Andersen LLP


   (b)  Reports on Form 8-K

              None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: November 14, 1997                 By       BENNIE G. KNIFFEN
                                          --------------------------------------
                                                 Bennie G. Kniffen
                                          Senior Vice President and Controller
                                           (Principal Accounting Officer and
                                              Duly Authorized Officer)