Form 10-K405
period 1997-12-31
CROSS TIMBERS OIL CO
filed 1998-03-31
CIK 868809

                                     1997
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  DECEMBER 31, 1997
                                            -----------------

                                      OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number:  1-10662
                                                 -------


                           CROSS TIMBERS OIL COMPANY
             (Exact name of registrant as specified in its charter)


               Delaware                              75-2347769
    --------------------------------       ------------------------------
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)             Identification No.)


  810 Houston Street, Suite 2000, Fort Worth, Texas                 76102
-----------------------------------------------------           ------------
      (Address of principal executive offices)                   (Zip Code)


       Registrant's telephone number, including area code (817) 870-2800
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:


    Title of Each Class           Name of Each Exchange on Which Registered
----------------------------    ---------------------------------------------
Common stock, $.01 par value                New York Stock Exchange
Series A convertible preferred              New York Stock Exchange
  stock, $.01 par value


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
Yes  X   No
   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           -----

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 2, 1998 was approximately $593 million

 Number of Shares of Common Stock outstanding as of March 2, 1998 - 38,972,860
                                                                    ----------

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 1998.

================================================================================

                           CROSS TIMBERS OIL COMPANY
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


   ITEM                                                                   PAGE
   ----                                                                   ----

                                     PART I

1. and 2.    Business and Properties.........................................  1
   3.        Legal Proceedings............................................... 14
   4.        Submission of Matters to a Vote of Security Holders............. 14

                                    PART II

   5.        Market for Registrant's Common Equity and
             Related Stockholder Matters..................................... 15
   6.        Selected Financial Data......................................... 16
   7.        Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 18
   8.        Financial Statements and Supplementary Data..................... 26
   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................ 26

                                    PART III

   10.       Directors and Executive Officers of the Registrant.............. 26
   11.       Executive Compensation.......................................... 26
   12.       Security Ownership of Certain Beneficial Owners and Management.. 26
   13.       Certain Relationships and Related Transactions.................. 26

                                    PART IV

   14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K. 27

                                     PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

     Cross Timbers Oil Company and its wholly owned subsidiaries ("the Company") are engaged in the acquisition, development, exploitation and exploration of producing oil and gas properties, and in the production, processing, marketing and transportation of oil and natural gas. The Company has grown primarily through acquisitions of proved oil and gas reserves, followed by development and exploitation activities and strategic acquisitions of additional interests in or near such acquired properties. The Company's proved reserves are principally located in relatively long-lived fields with well-established production histories concentrated in western Oklahoma, the Permian Basin of West Texas and New Mexico, the Hugoton Field of Oklahoma and Kansas, the San Juan Basin of northwestern New Mexico and the Green River Basin of Wyoming.

     The Company's estimated proved reserves at December 31, 1997 were 47.9 million barrels ("Bbls") of oil and 815.8 billion cubic feet ("Bcf") of natural gas and 13.8 million Bbls of natural gas liquids, as compared to December 31, 1996 proved reserves of 42.4 million Bbls of oil and 540.5 Bcf of natural gas. Increased proved reserves during 1997 are primarily the result of predominantly gas-producing property acquisitions and development and exploitation activities, partially offset by production. During 1997, the Company's daily oil and gas production averaged 10,905 Bbls and 135,855 Mcf. Fourth quarter 1997 daily oil and gas production averaged 11,378 Bbls and 150,907 Mcf. Following its December 1997 acquisition of gas-producing properties in the San Juan Basin, the Company began separate reporting of natural gas liquids production related to this acquisition. Natural gas liquids production for the month of December 1997 was 80,500 Bbls or 2,596 Bbls per day.

     The Company's properties are characterized by relatively long reserve life and highly predictable well production profiles. Based on December 31, 1997 proved reserves and projected 1998 production, the average reserve-to-production index of the Company's proved reserves is 13.3 years. In general, the Company's properties have extensive production histories and production enhancement opportunities. While the Company's properties are geographically diversified, the producing fields are concentrated within core areas, allowing for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. By operating the majority of its properties, the Company can control expenses, capital allocation and the timing of development and exploitation activities in its fields, thus allowing the Company to reduce production costs of acquired properties.

     The Company has generated a substantial inventory of approximately 950 potential development drilling locations within its existing properties (of which 486 have been attributed proved undeveloped reserves), to support future net reserve additions. Approximately 200 of these locations will require certain regulatory approvals and legislation in Oklahoma prior to drilling.

     The Company has recently begun to emphasize exploration of unproved reserves as part of its business strategy. During 1997, the Company expensed $2.1 million in connection with its exploration program, primarily including seismic and other geological and geophysical analysis costs. The Company has allocated 10% to 15% of its 1998 budget, or up to $13.5 million for exploration activities.

     The Company employs a disciplined acquisition program refined by senior management to augment its core properties and expand its reserve base. The Company's engineers and geologists use their expertise and experience gained through the management of existing core properties to target properties to be acquired with similar geological and reservoir characteristics.

     A subsidiary of the Company operates a gas gathering system in Major County, Oklahoma, where a significant portion of the Company's gas is produced. Since August 1, 1995, another subsidiary of the Company has operated a gas gathering system and a gas processing plant in the Hugoton Field of Kansas and Oklahoma.

     Most of the Company's production is sold at market-responsive prices. The Company also markets its oil and gas, including sales of gas under forward sales contracts. The Company occasionally uses futures contracts and other price risk management instruments to hedge pricing risks.

History of the Company

     Cross Timbers Oil Company was incorporated in Delaware in 1990 to act as the managing general partner of Cross Timbers Oil Company, L.P. ("Partnership"), and ultimately to acquire the business and properties of the Partnership. The Partnership was formed to combine in February 1991 the business and operations of six limited partnerships and two corporations that were founded between 1986 and 1989. On May 18, 1993, the Partnership exchanged its common units of ownership for an equal number of shares of common stock in Cross Timbers Oil Company and the Company sold 8.3 million shares of common stock (adjusted for subsequent stock splits) in its initial public offering.

     During 1991, the predecessors of the Company formed Cross Timbers Royalty Trust ("Royalty Trust") by carving net profits interests out of substantially all the royalty and overriding royalty interests that the Company's predecessors then owned in Texas, New Mexico and Oklahoma, and certain nonoperated working interest properties in Texas and Oklahoma. The Company makes monthly net profits payments to the Royalty Trust based on revenues received and costs disbursed for the properties from which the net profits interests were carved. Royalty Trust units of beneficial interest ("Units") are listed on the New York Stock Exchange under the symbol "CRT." During 1996 and 1997, the Company purchased 1,326,300, or 22%, of the outstanding Units. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding Units.

Current Operating Environment

     The oil and gas industry is affected by many factors that the Company generally cannot control. Crude oil prices are generally determined by global supply and demand. After hitting a five-year low at the end of 1993, oil prices reached their highest levels since the Persian Gulf War in 1990 during fourth quarter 1996 and January 1997. Crude oil prices ranged from $17 to $20 during most of 1997, then declined to a $16 average in December and to the $14 to $15 level in first quarter 1998. The recent weakening in oil prices has generally been attributed to increased OPEC production following its November 1997 decision to increase quotas, increased non-OPEC production from the North Sea and Latin America, and the recent United Nations decision to allow increased Iraqi crude oil sales for humanitarian reasons. Also contributing to decline have been a mild 1997/1998 winter in the U.S. and Europe and the sudden drop in demand from depressed economies in the Far East. After hitting a decade low of $11.00, prices in late March 1998 began to increase upon news that some of the major oil exporting countries planned to meet regarding curtailment of production.

     Natural gas prices are influenced by national and regional supply and demand, which is often dependent upon weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Gas prices were adversely impacted in 1995 as a result of the winter of 1994/1995 being one of the warmest of the century. Prices increased in fourth quarter 1995 and continued their upward spiral through February 1996 because of low storage levels and colder than expected weather. Generally because of colder weather, storage concerns and U.S. economic growth, prices remained relatively high during most of 1996 and 1997, reaching their highest levels since 1985. Gas prices declined, however, in December 1997 and have remained lower in first quarter 1998, primarily because of an abnormally mild winter in the central and eastern U.S. and elevated storage levels.

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

     Increasing Production and Reserves. A principal component of the Company's strategy is to increase production and reserves through aggressive management of operations and through development, exploitation and exploration. The Company believes that its principal properties possess geologic and reservoir characteristics that make them well suited for production increases through low-risk exploitation and drilling programs. The Company has generated an inventory of approximately 950 potential drilling locations for this program. Additionally, the Company reviews operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying surface facilities and conducting restimulations and recompletions. The Company may also initiate, upgrade or revise existing secondary recovery operations and drill development wells.

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

     Business Goals. In May 1997, the Company announced strategic goals for 1998 and 1999, including 50% increases in cash flow per share and proved reserves per share. Specifically, the Company's goal is to increase cash flow per share to $2.97 in 1998 and to $3.67 in 1999, an aggregate increase of 50% from 1997's goal of $2.45 (all adjusted for the February 25, 1998 three-for-two stock split). Proved reserves at year-end 1999 are targeted at 5.4 barrels of oil equivalent ("BOE") per share, or 50% above the Company's year-end 1997 goal of 3.6 BOE per share. Debt per BOE in 1998 and 1999 is expected to be $2.40. These goals were based on May 1997 commodity prices which, net to the Company, were approximately $20 per Bbl of oil and $2.00 per Mcf of gas.

     The Company also announced its plans to make strategic acquisitions totaling $260 to $280 million from May 1997 through the end of 1999. After closing the Amoco Acquisition in December 1997 and the expected closing of the EEX Acquisition in April 1998, the Company has significantly exceeded this goal.

     The Company has budgeted $70 to $90 million for its 1998 exploration and development program which is expected to be funded primarily by cash flow from operations. Exploration expenditures are expected to be 10% to 15% of the 1998 budget. The total capital budget, including acquisitions, will be adjusted throughout 1998 to capitalize on opportunities offering the highest rates of return after considering oil and gas price volatility.

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

     During 1996, the Company acquired predominantly gas-producing properties for a total cost of $106 million. The Enserch Acquisition, the largest of these acquisitions, closed in July 1996 at a cost of $39.4 million and primarily consisted of operated interests in the Green River Basin of southwestern Wyoming. In November 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, at a cost of $12.5 million. In December 1996, the Company acquired primarily operated interests in gas-producing properties in the Ozona area of the Permian Basin of West Texas for $28.1 million. From July through December 1996, the Company acquired 16% of the publicly traded outstanding units of beneficial interest in Cross Timbers Royalty Trust ("Units"), at a total cost of $12.8 million. The 1996 acquisitions increased proved reserves by approximately
1.6 million Bbls and 153.4 Bcf.

     During 1997, the Company acquired predominantly gas-producing properties for a total cost of $256 million. The Amoco Acquisition, the largest of these acquisitions, closed December 1, 1997 at an estimated adjusted purchase price of $195 million, including five-year warrants to purchase 937,500 shares of the Company's common stock at a price of $15.31 per share. This acquisition consists primarily of operated properties in the San Juan Basin of New Mexico. In May 1997, the Company acquired primarily gas-producing properties in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million. The Company also acquired an additional 6% of the Royalty Trust Units at a cost of $5.4 million. The 1997 acquisitions increased proved reserves by approximately 3.2 million Bbls of oil, 248 Bcf of natural gas and 13.9 million Bbls of natural gas liquids.

     On February 25, 1998, the Company announced it had entered into a definitive agreement with EEX Corporation to acquire producing properties and undeveloped acreage in East Texas. The transaction is expected to close in late April 1998 with an effective date of January 1, 1998. After purchase price adjustments, the preliminary purchase price of $265 million is expected to be reduced to $245 million. The Company's internal engineers estimate proved reserves attributable to the acquisition to be 250 Bcf and 1.6 million Bbls as of April 1998.

SIGNIFICANT PROPERTIES

     The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by the Company's major operating areas at December 31, 1997 (in thousands):

                                      Proved Reserves
                       --------------------------------------------         Discounted
                                                       Natural Gas         Present Value
                                                        Liquids         before Income Tax of
                         Oil (Bbls)      Gas (Mcf)       (Bbls)           Proved Reserves
                       -------------   ------------   -------------   -----------------------
     Permian Basin...        38,960          99,687           -        $233,739          29.9%
     Mid-Continent...         5,721         167,563           -         175,605          22.4%
     San Juan Basin..         1,228         221,986        13,810       168,787          21.6%
     Hugoton.........           260         161,299           -         111,468          14.3%
     Rocky Mountain..         1,279         154,846           -          80,791          10.3%
     Other (a).......           406          10,394           -          11,932           1.5%
                          ---------       ---------   ------------    ---------      --------
     Total...........        47,854         815,775        13,810      $782,322         100.0%
                          =========       =========   ============    =========      ========

     (a) Includes 375,000 Bbls and 8,790,000 Mcf and discounted present value before income tax of $9,922,000 related to the Company's 22% ownership of Royalty Trust Units at December 31, 1997.

PERMIAN BASIN AREA

     Prentice Field. The Prentice Field is located in Terry and Yoakum Counties, Texas. In 1993, the Company acquired its initial interest in the Prentice Northeast Unit in three separate transactions, accumulating a 62.1% interest. In January 1994, the Company purchased an additional 29.4% interest in the Prentice Northeast Unit, increasing the Company's total ownership to 91.5%. The Company assumed operations of the Unit effective March 1, 1994. Current net production from the 186-well Unit is approximately 3,350 Bbls of oil and 500 Mcf of gas per day. The Company also owns an interest in 80 gross (1.7 net) nonoperated wells.

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

     During 1997, the Company drilled 31 gross (28.4 net) development wells in the Prentice Northeast Unit. Twenty-four of these wells were 10-acre infill wells and the remaining seven wells were strategically located to extend the prospective area for infill development in the central and northern portion of the Unit. The Company plans to drill a total of up to 25 wells during 1998 depending upon oil prices.

     Russell Field. The Russell Field is located in Gaines County, Texas. The Company owns an interest in 25 gross (23.4 net) wells that it operates and 137 gross (42.6 net) wells operated by others. Current net daily oil and gas production is approximately 900 Bbls and 470 Mcf.

     The Russell Field, discovered in 1943, produces from the San Andres, Glorieta, Middle Clear Fork and Devonian formations at depths ranging from 4,800 to 10,800 feet. Exploitation potential exists through restimulations, recompletions, infill drilling, and the implementation of secondary recovery operations in the Middle Clear Fork and San Andres formations.

     Ozona Area. The Company acquired interests in 1996 in the Henderson, Ozona, and Davidson Ranch fields located in Crockett County, Texas. The Company has interests in 111 gross (64.9 net) wells that it operates and 133 gross (27.5 net) wells operated by others. Current net daily production is approximately
11.3 MMcf and 58 Bbls.

     Oil and gas were first discovered in the Ozona area in 1962. Production is from the Pennsylvanian Canyon sandstones and Strawn carbonates at depths ranging from 6,500 to 9,000 feet. Development potential for this area includes infill drilling, field extension and delineation drilling, and the possibility of horizontal drilling in the Strawn Formation.

     During 1997, the Company drilled a total of 23 gross (15.4 net) operated wells and participated in 14 gross (2.3 net) wells operated by others, making it one of the Company's most active gas development areas. The Company plans to drill or participate in drilling a total of 34 wells during 1998.

     University Block 9. The University Block 9 Field is located in Andrews County, Texas. The Company owns a 100% working interest in 55 wells that it operates. Current net daily production is approximately 2,570 Bbls of oil and 2,160 Mcf of gas.

     The University Block 9 Field was discovered in 1953. Productive zones are of Wolfcamp, Pennsylvanian, and Devonian age at 8,400, 8,700 and 10,400 feet, respectively. The Company operates the Wolfcamp Unit, Penn Unit, and 23 of the 24 active Devonian wells. Development potential includes proper wellbore utilization, recompletions, infill drilling and improvement of waterflood efficiency.

     This field was one of the Company's most active oil development areas during 1997, where the Company drilled 16 wells, 6 of which were in the process of drilling at year-end. During 1998, the Company plans to drill up to 20 wells depending upon oil prices.

MID-CONTINENT AREA

     Major County Area. The Company is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, Oklahoma. The Company operates 451 gross (389.4 net) wells and has an interest in 202 gross (45.8 net) wells operated by others. Current net daily oil and gas production is approximately 1,050 Bbls and 33,300 Mcf.

     Oil and gas were first discovered in the Major County area in 1945. The fields in the Major County area are located in the Anadarko Basin and are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

     The Company develops the Major County area primarily through mechanical improvements, restimulations, recompletions to shallower zones and development drilling. During 1997, the Company participated in the drilling of 32 gross (24.8 net) wells in the western portion of the County, targeted at the Mississippian and Chester formations. The Company has budgeted 24 wells in Major County for 1998.

     A subsidiary of the Company operates a gathering system and pipeline in the Major County area. The gathering system collects gas from 425 wells through 300 miles of pipeline in the Major County area. The gathering system has current throughput of approximately 28,500 Mcf per day, 70% of which is produced from Company-operated wells. Estimated capacity of the gathering system is 40,000 Mcf per day. Gas is delivered to a processing plant owned and operated by a third party, and then transmitted by a 26-mile Company-operated pipeline to connections with other pipelines.

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

     Elk City Field. The Elk City Field is located in Beckham and Washita Counties of western Oklahoma. The Company operates the Elk City Unit with 35 gross (31.6 net) wells and owns an interest in 9 gross (1.5 net) wells operated by others. Current net production of the Elk City Field is approximately 160 Bbls of oil and 4,500 Mcf of gas per day.

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

HUGOTON AREA

     The Hugoton Field, discovered in 1922, covers parts of Texas, Oklahoma and Kansas and is the largest gas field in the United States. It is estimated that 5 million productive acres exist in the entire field. The Company owns an interest in 390 gross (365.9 net) wells that it operates and 84 gross (18.8 net) wells operated by others. Current net production averages approximately 35,900 Mcf of gas per day and 125 Bbls of oil per day.

     Approximately 70% of the Company's Hugoton gas production is delivered to the Tyrone Plant, a gas processing plant operated by the Company. In May 1996, the Company completed the installation of a field compressor on the southern end of the Tyrone gathering system. This unit compresses gas from 45 wells, 39 of which are owned by the Company, and has resulted in a significant production increase. The Company also completed the installation and start-up of a residue compressor and 11.5 miles of high pressure residue pipeline during August 1996. The installation of these facilities allows the Company to operate the Tyrone Plant more efficiently and allows access to three additional interstate pipelines.

     While much of the Kansas portion of the Hugoton Field has been infill drilled on 320-acre spacing, the Company believes that there are up to 40 additional potential infill drilling locations. The Oklahoma portion is drilled on 640-acre spacing. The Company believes that there are approximately 200 potential infill drilling locations, subject to regulatory approval and possibly new legislation being enacted in Oklahoma.

     During 1997, the Company drilled 18 gross (12.1 net) wells to the Chester, Council Grove and Chase formations. The Company plans to drill 12 wells during 1998.

ROCKY MOUNTAIN AREA

     San Juan Basin. The San Juan Basin of northwestern New Mexico and southwestern Colorado contains the largest reserves of natural gas in the Rocky Mountains and, within the United States, is second in size only to the Hugoton Field. The Company acquired most of its interests in the San Juan Basin in December 1997 from Amoco Corporation. The Company owns an interest in 616 gross (498 net) wells that it operates and 974 gross (177.2 net) wells operated by others. Of these wells, 60 gross (49.8 net) operated wells and 20 gross (3.6 net) non-operated wells are dual completions. Current net daily production averages approximately 39,000 Mcf of gas, 230 Bbls of oil and 2,500 Bbls of natural gas liquids.

     The Company has identified 139 infill wellsites, primarily in the Dakota and Fruitland Coal formations, relating to 8.6 million BOE of proved undeveloped reserves that the Company expects will require approximately $17.3 million to drill and complete. In addition, the Company plans to evaluate more than 150 potential infill wellsites over the next year. The Company plans to drill 20 operated wells during 1998.

     Green River Basin. The Green River Basin is located in southwestern Wyoming. The Company has interests in 147 gross (137.3 net) wells that it operates and 48 gross (8.2 net) wells operated by others in the Fontenelle, Nitchie Gulch and Pine Canyon fields. Current net daily production is approximately 28,100 Mcf of gas and 60 Bbls of oil.

     Gas production was discovered in the Fontenelle area in the early 1970's. The producing reservoirs are the Cretaceous Frontier and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. Exploitation potential for the fields in this area include restimulations, recompletions and development drilling.

     During 1997, the Company drilled 32 gross (29 net) wells in the Fontenelle Unit. The Company plans to drill approximately 15 wells during 1998.

     During 1997, the Company also installed additional field compression to lower overall field operating pressures and to improve overall field performance. The Company also completed an interconnect to another pipeline in the southeastern part of the Fontenelle field that added an additional market for the gas.

RESERVES

     The following are estimated quantities of proved reserves and cash flows therefrom as of December 31, 1997, 1996 and 1995:

                                                         December 31
                                                --------------------------------
                                                   1997        1996      1995
                                                ----------  ---------  ---------
                                                         (in thousands)
        Proved developed:
          Oil (Bbls)..........................      33,835      31,883    28,946
          Gas (Mcf)...........................     677,710     466,412   320,230
          Natural gas liquids (Bbls)..........      11,494           -         -
        Proved undeveloped:
          Oil (Bbls)..........................      14,019      10,557    11,042
          Gas (Mcf)...........................     138,065      74,126    37,840
          Natural gas liquids (Bbls)..........       2,316           -         -
        Total proved:
          Oil (Bbls)..........................      47,854      42,440    39,988
          Gas (Mcf)...........................     815,775     540,538   358,070
          Natural gas liquids (Bbls)..........      13,810           -         -
        Estimated future net cash flows:
             Before income tax................  $1,484,542  $1,737,024  $712,907
             After income tax.................  $1,193,167  $1,286,037  $581,888
        Present value of estimated future
          net cash flows, discounted at 10%:
             Before income tax................  $  782,322  $  946,150  $405,706
             After income tax.................  $  642,109  $  706,481  $335,156

     Miller and Lents, Ltd. ("Miller and Lents"), an independent petroleum engineering firm, prepared the estimates of the Company's proved reserves and the future net cash flow (and present value thereof) attributable to proved reserves at December 31, 1997, 1996 and 1995. As prescribed by the Securities and Exchange Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. See Note 12 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

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

     During 1997, the Company filed estimates of oil and gas reserves as of December 31, 1996 with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported in Note 12 to Consolidated Financial Statements for the year ended December 31, 1996, with the exception that Form EIA-23 includes only reserves from properties operated by the Company.

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

Producing Wells

     The following table summarizes the Company's producing wells as of December 31, 1997, all of which are located in the United States:

                           Operated Wells       Non-Operated Wells        Total (a)
                        --------------------  ---------------------  --------------------
                           Gross      Net       Gross        Net       Gross       Net
                        ---------- ---------  ---------- ----------  ---------  ---------
  Oil................        608      552.3       3,139       186.9      3,747      739.2
  Gas................      1,705    1,447.5       1,566       296.3      3,271    1,743.8
                           -----    -------       -----       -----      -----    -------
  Total..............      2,313    1,999.8       4,705       483.2      7,018    2,483.0
                           =====    =======       =====       =====      =====    =======

  (a) One gross (1 net) oil well and 79 gross (52.4 net) gas wells are dual completions.


Drilling Activity

     The following table summarizes the number of development wells drilled by the Company during the years indicated. As of December 31, 1997, the Company was in the process of drilling 29 gross (19.7 net) wells.

                                         Year Ended December 31
                        ----------------------------------------------------------
                               1997               1996                1995
                        -----------------  -------------------  ------------------
                         Gross      Net      Gross      Net       Gross      Net
                        -------- --------  ---------  --------  --------  --------
  Development wells:
   Completed as-
     Oil wells........     82         53.4     92        45.5        71      17.3
     Gas wells........    119         85.9     70        38.1        24      16.8
   Non-productive.....      5          3.2      4         2.7         2       1.1
                          ---        -----   ----        ----        --      ----
   Total..............    206        142.5    166        86.3        97      35.2
                          ---        -----   ----        ----        --      ----

  Exploratory wells:
   Completed as-
     Gas wells........      2          0.6      -           -         -         -
   Non-productive.....      1          0.1      -           -         -         -
                          ---        -----   ----        ----        --      ----
   Total..............      3          0.7      -           -         -         -
                          ---        -----   ----        ----        --      ----
  Total (a)...........    209        143.2    166        86.3        97      35.2
                          ===        =====   ====        ====        ==      ====

  (a) Included in totals are 57 gross (6.9 net), 85 gross (10.4 net) and 61 gross (3.2 net) wells drilled on nonoperated interests in 1997, 1996 and 1995, respectively. Excluded from above totals are 21 gross (0.4 net) and 31 gross (0.6 net) carbon dioxide wells drilled on non-operated interests in 1996 and 1995, respectively.

Acreage

     The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 1997. Excluded from this summary is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

                       Developed (a)(b)             Undeveloped
                  ------------------------    -----------------------
                     Gross       Net             Gross      Net
                  -----------  -----------    ----------  -----------
    Oklahoma....     334,973      278,713            934          753
    Texas.......      98,143       60,997         23,834       12,917
    Kansas......      80,500       67,821              -            -
    New Mexico..     221,539       95,536          5,534        3,458
    Wyoming.....      43,811       31,144          1,360          990
    Other.......       8,929        6,493          7,072        4,644
                     -------      -------         ------       ------
    Total.......     787,895      540,704         38,734       22,762
                     =======      =======         ======       ======

    (a) "Developed acres" are acres spaced or assignable to productive wells.
    (b) Certain leasehold acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Royalty Trust.

Oil and Gas Sales Prices and Production Costs

     The following table shows the average sales prices per Bbl of oil (including condensate), Mcf of gas and per Bbl of natural gas liquids produced and the production costs and production and property taxes per barrel of oil equivalent ("BOE," computed on an energy equivalent basis of 6 Mcf to 1 Bbl):

                                             Year Ended December 31
                                             ----------------------
                                              1997    1996    1995
                                             ------  ------  ------
    Sales prices:..........................
      Oil (per Bbl)........................  $18.90  $21.38  $17.09
      Gas (per Mcf)........................  $ 2.20  $ 1.97  $ 1.42
      Natural gas liquids (per Bbl)........  $ 9.66       -       -

    Production costs per BOE...............  $ 3.54  $ 4.05  $ 4.26
    Production and property taxes per BOE..  $ 1.33  $ 1.23  $ 1.04


DELIVERY COMMITMENTS

     The Company sells to a single purchaser approximately 10,000 Mcf of gas per day through July 1998 and 11,650 Mcf of gas per day from August 1998 through July 2005. The Company has also entered contracts with two purchasers to sell a total of 30,000 Mcf per day in March 1998 and 10,000 Mcf per day in April, May and June 1998. Deliveries under these contracts are generally in Oklahoma, where the Company's production and reserves are adequate to meet these sales commitments.

     The Company has committed to sell up to 4,500 Mcf of gas per day to a cogeneration facility under a take-or-pay contract that expires in September 2004. The Company generally purchases gas at market prices to fill this commitment.


COMPETITION AND MARKETS

     The Company faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of its competitors have substantially larger financial and other resources. Factors that affect the

Company's ability to acquire producing properties include available funds, available information about the property and the Company's standards established for minimum projected return on investment. Because gathering systems are the only practical method for the intermediate transportation of natural gas, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the long-lived nature of the Company's oil and gas reserves and management's expertise in exploiting these reserves, management believes that it is effective in competing in the market.

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

Federal Regulation of Natural Gas

     The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission ("FERC"). The Company's gathering system and 26-mile pipeline have been declared exempt from FERC jurisdiction, and therefore, the Company's gathering service is not regulated by FERC. Federal wellhead price controls on all domestic gas were terminated on January 1, 1993. The Company cannot predict the impact of government regulation on any natural gas facilities.

     In 1992, FERC issued Orders Nos. 636 and 636-A, requiring operators of pipelines to unbundle transportation services from sales services and allow customers to pay for only the services they require, regardless of whether the customer purchases gas from such pipelines or from other suppliers. The United States Court of Appeals upheld the unbundling provisions and other components of FERC's orders but remanded several issues to FERC for further explanation. On February 27, 1997, FERC issued Order No. 636-C, addressing the Court's concern. Petitions for rehearing on Order No. 636-C are pending. FERC's order remains subject to judicial review and may be changed as a result of that review. Although FERC's regulations should generally facilitate the transportation of gas produced from the Company's properties and the direct access to end-user markets, the impact of these regulations on marketing the Company's production or on its gas transportation business cannot be predicted. The Company, however, does not believe that it will be affected any differently than other natural gas producers and marketers with which it competes.

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

     The Company may become party to agreements relating to the construction or operations of pipeline systems for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the state's administrative authority charged with regulating pipelines. The rates the Company could charge for gas, the transportation of gas, and the construction and operation of such pipelines would be subject to the regulations governing such matters. Certain states have recently adopted regulations with respect to gathering systems, and other states are considering regulations with respect to gathering systems. New regulations passed have not had a material effect on the operations of the Company's gathering systems, but the Company cannot predict whether any further rules will be adopted or, if adopted, the effect these rules may have on the Company's gathering systems.

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


EMPLOYEES

     The Company had 349 and 306 employees as of December 31, 1997 and 1996, respectively. None of the Company's employees are represented by a union. The Company considers its relations with its employees to be good.

EXECUTIVE OFFICERS OF THE COMPANY

     The officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

     BOB R. SIMPSON, 49, was a co-founder of the Company with Mr. Palko and has been Chairman and Chief Executive Officer of the Company since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

     STEFFEN E. PALKO, 47, was a co-founder of the Company with Mr. Simpson and has been Vice Chairman and President or held similar positions with the Company since 1986. Mr. Palko was Vice President - Reservoir Engineering (1984-1986) and Manager of Reservoir Engineering (1982-1984) of Southland Royalty Company.

     J. RICHARD SEEDS, 52, has been a director of the Company since July 1996 and has served as Executive Vice President since May 1997. Mr. Seeds previously was Career Guidance Counselor with the Springtown Independent School District (1993-1997) and an independent personal investment manager (1986-1993). Mr. Seeds was Vice President of Finance and Controller (1979-1986) and Controller (1977-1979) of Southland Royalty Company.

     LOUIS G. BALDWIN, 48, has been Senior Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

     KEITH A. HUTTON, 39, has been Senior Vice President - Asset Development or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

     BENNIE G. KNIFFEN, 47, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

     LARRY B. MCDONALD, 51, has been Senior Vice President - Operations or held similar positions with the Company since 1990. Prior to that time, Mr. McDonald owned and operated McDonald Energy, Inc. (1986-1990).

     TIMOTHY L. PETRUS, 43, has been Senior Vice President - Acquisitions or held similar positions with the Company since 1988. Prior to that time, Mr. Petrus was a Vice President with Texas American Bank (1980-1988) and was a Senior Project Engineer with Exxon (1976-1980).

     KENNETH F. STAAB, 41, has been Senior Vice President of Engineering or held similar positions with the Company since 1986. Prior to that time, Mr. Staab was a Reservoir Engineer with Southland Royalty Company (1982-1986).

     THOMAS L. VAUGHN, 51, has been Senior Vice President - Operations or held similar positions with the Company since 1988. From 1986 to 1988, Mr. Vaughn owned and operated Vista Operating Company.

     VAUGHN O. VENNERBERG II, 43, has been Senior Vice President - Land or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was Land Manager with Hutton Gas Operating Company (1986-1987).

ITEM 3.  LEGAL PROCEEDINGS

     In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. The plaintiff alleges that such deductions are a breach of the Company's contractual obligations to the class and is seeking to recover an unspecified amount of damages as a result of the alleged breach. The plaintiff is also seeking a determination of the Company's obligations to the plaintiff and the class regarding production or other costs. The Company has responded that it has complied with all of its contractual obligations and denied that the matter is appropriate for determination as a class action. The parties have conducted discovery on the class certification issues, but no further action has been taken in the case. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 1997.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "XTO." The following table sets forth quarterly high and low sales prices and cash dividends declared for each quarter of 1997 and 1996 (as adjusted for the three-for-two stock splits effected on March 19, 1997 and February 25, 1998):

                       High      Low    Dividends
                      -------  -------  ---------
    1997
    First Quarter...  $13.719  $10.422      $.037
    Second Quarter..   13.750    9.828       .037
    Third Quarter...   16.375   12.328       .037
    Fourth Quarter..   19.125   13.297       .037

    1996
    First Quarter...  $ 8.328  $ 6.938      $.033
    Second Quarter..   11.438    7.563       .033
    Third Quarter...   12.781    8.500       .033
    Fourth Quarter..   11.891   10.000       .033

     The determination of the amount of future dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of its capital expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Board of Directors deems relevant. Furthermore, the Company's Revolving Credit Agreement with banks restricts the amount of dividends to 25% of cash flow from operations for the latest four consecutive quarterly periods. The Company's 9 1/4% and 8 3/4% senior subordinated notes also place certain restrictions on distributions to common shareholders, including dividend payments.

     On February 17, 1998, the Board of Directors declared a dividend of $.04 per share payable on April 15, 1998 to shareholders of record on March 31, 1998. On March 2, 1998, the Company had 320 shareholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table presents selected financial information for each of the years, and as of year-end, in the five-year period ended December 31, 1997.
This information should be read in conjunction with Item 7, Management's Discussion and Analysis, and the Consolidated Financial Statements at Item 14(a).

                                                      1997         1996          1995          1994         1993
                                                  ------------  -----------  -------------  ----------  ------------
                                                    (in thousands except production, per share and per unit data)
CONSOLIDATED STATEMENT OF OPERATIONS DATA (a)
Revenues:.......................................
 Oil and condensate.............................    $  75,223    $  75,013      $  60,349    $ 53,324     $  39,747
 Gas and natural gas liquids....................      110,104       73,402         40,543      38,389        34,649
 Gas gathering, processing and marketing........        9,851       12,032          7,091       4,274         3,717
 Other..........................................        5,494          944          4,922         288            69
                                                    ---------    ---------      ---------    --------     ---------
 Total Revenues.................................    $ 200,672    $ 161,391      $ 112,905    $ 96,275     $  78,182
                                                    =========    =========      =========    ========     =========
Earnings (loss) available to common stock.......    $  23,905    $  19,790    $(10,538)(b)   $  3,048    $(4,012)(c)
                                                    =========    =========    ===========    ========    ==========
Per common share (d)
 Basic..........................................    $    0.60    $    0.50      $(0.28)(b)   $   0.09     $(0.12)(c)
                                                    =========    =========      =========    ========     =========
 Diluted........................................    $    0.59    $    0.48       (0.28)(b)   $   0.08     $(0.12)(c)
                                                    =========    =========      =========    ========     =========
Pro forma earnings (loss) (e)...................            -            -              -           -     $    (251)
                                                    =========    =========      =========    ========     =========
Per common share/unit-basic and diluted (d)(e)..            -            -              -           -     $   (0.01)
                                                    =========    =========      =========    ========     =========
Weighted average common shares/
 units outstanding..............................       39,773       39,913         38,072      35,829        32,682
                                                    =========    =========      =========    ========     =========
Dividends/distributions declared
  per common share/unit (f).....................    $    0.15    $    0.13      $    0.13    $   0.13     $    0.13
                                                    =========    =========      =========    ========     =========

CONSOLIDATED STATEMENT OF CASH FLOWS DATA (a)
Operating cash flow (g).........................    $  89,979    $  68,263      $  40,439    $ 37,816     $  27,925
Cash provided (used) by:
 Operating activities...........................    $  98,006    $  59,694      $  32,938    $ 42,293     $  32,209
 Investing activities...........................    $(311,322)   $(124,871)     $(160,416)   $(62,745)    $(104,789)
 Financing activities...........................    $ 213,195    $  66,902      $ 121,852    $ 26,232     $  70,332

CONSOLIDATED BALANCE SHEET DATA (a)
 Property and equipment, net....................    $ 723,836    $ 450,561      $ 364,474    $244,555     $ 228,551
 Total assets...................................    $ 788,455    $ 523,070      $ 402,675    $292,451     $ 258,019
 Long-term debt.................................    $ 539,000    $ 314,757      $ 238,475    $142,750     $ 111,750
 Owners' equity.................................    $ 170,243    $ 142,668      $ 130,700    $113,333     $ 115,168

OPERATING DATA (a)
Average daily production:.......................
 Oil (Bbls).....................................       10,905        9,584          9,677       9,497         6,968
 Gas (Mcf)......................................      135,855      101,845         78,408      58,182        51,260
 Natural gas liquids (Bbls).....................          220            -              -           -             -
 Barrels of oil equivalent (BOE)................       33,768       26,558         22,745      19,194        15,511

Average sales price:
 Oil (per Bbl)..................................    $   18.90    $   21.38      $   17.09    $  15.38     $   15.63
 Gas (per Mcf)..................................    $    2.20    $    1.97      $    1.42    $   1.81     $    1.85
 Natural gas liquids (per Bbl)..................    $    9.66            -              -           -             -

Production costs (per BOE)......................    $    3.54    $    4.05      $    4.26    $   4.62     $    5.16
Production and property taxes (per BOE).........    $    1.33    $    1.23      $    1.04    $   1.23     $    1.19

Proved reserves:
 Oil (Bbls).....................................       47,854       42,440         39,988      33,581        21,082
 Gas (Mcf)......................................      815,775      540,538        358,070     177,061       169,119
 Natural gas liquids............................       13,810            -              -           -             -
 Barrels of oil equivalent (BOE)................      197,627      132,530         99,666      63,091        49,269

OTHER DATA
Ratio of earnings to fixed charges (h)..........          2.2          2.6       (0.2) (i)        1.5           0.9


(a) Significant producing property acquisitions in each of the years presented affect the comparability of year-to-year financial and operating data.
(b) Includes effect of a $20.3 million pre-tax, non-cash impairment charge recorded upon adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
(c) Includes effect of a one-time, non-cash accounting charge of $4 million for net deferred income tax liabilities recorded upon the merger of the Company with the former Partnership.
(d) Adjusted for the three-for-two stock splits effected on March 19, 1997 and February 25, 1998.
(e) As if all former Partnership income was subject to corporate income tax, exclusive of the charge in (c) above.
(f) Excludes non-recurring distributions of the former Partnership.
(g) Defined as cash provided by operating activities before changes in working capital.
(h) For purposes of calculating this ratio, earnings include income (loss) from continuing operations before income tax and fixed charges. Fixed charges include interest expense, the portion of rentals (calculated as one-third) considered to be representative of the interest factor and preferred stock dividends.
(i) Includes effect of the charge in (b) above. Excluding the effect of this charge, the ratio of earnings to fixed charges is 1.3.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Cross Timbers Oil Company ("the Company") was organized in October 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. The Company completed its initial public offering of common stock in May 1993.

     The Company follows the successful efforts method of accounting (see Note 1 to Consolidated Financial Statements). As of October 1, 1995, the Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, recording a pre-tax, non-cash impairment charge of $20.3 million. The Company has implemented the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation, but continues to record compensation of stock-based awards using Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As of December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share, which requires that basic and diluted earnings per share be reported for all periods. In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting of Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company will be required to comply with the provisions of these statements in its 1998 financial statements. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

     In addition to the adoption of accounting principles described above, the following events affect the comparative results of operations and/or financial condition for the years ended December 31, 1997, 1996 and 1995, and/or may impact future operations and financial condition. Throughout Management's Discussion and Analysis of Financial Condition and Results of Operations, references to barrels of oil equivalent ("BOE") refer to quantities of production for the indicated period (with gas quantities converted to barrels on an energy equivalent ratio of six Mcf to one barrel).

Three-for-Two Stock Splits. The Company effected a three-for-two stock split on March 19, 1997, and on February 25, 1998. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect both stock splits.

1998 Acquisition. On February 25, 1998, the Company announced it had entered into a definitive agreement with EEX Corporation to acquire producing properties and undeveloped acreage in East Texas. The transaction is expected to close in late April 1998 with an effective date of January 1, 1998 and to be financed through bank lines of credit. After purchase price adjustments, the preliminary purchase price of $265 million is expected to be reduced to $245 million.

1997 Acquisitions. During 1997, the Company acquired predominantly gas-producing properties for a total cost of $256 million. The Amoco Acquisition, the largest of these acquisitions, closed December 1, 1997 for an estimated adjusted purchase price of $195 million, including $5.7 million for five-year warrants to purchase 937,500 shares of the Company's common stock at $15.31 per share, and consisted of producing oil and gas properties in the San Juan Basin of New Mexico. On May 14, 1997, the Company acquired primarily gas-producing properties in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million from a subsidiary of Burlington Resources, Inc. During 1997, the Company acquired an additional 6% of the publicly traded outstanding units of beneficial interest in Cross Timbers Royalty Trust, at a cost of $5.4 million. These 1997 acquisitions were primarily funded by bank borrowings and cash flow from operations (see "Liquidity and Capital Resources-Financing" below). See Note 10 to Consolidated Financial Statements.

1996 Acquisitions. In 1996, the Company acquired primarily gas-producing properties for a total cost of $106 million. The Enserch Acquisition, the largest of these acquisitions, closed in July 1996 at a cost of $39.4 million and primarily consisted of operated interests in the Green River Basin of southwestern Wyoming. In November 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, at a cost of $12.5 million. In December 1996, the Company acquired primarily operated interests in gas-producing properties in the Ozona area of the Permian Basin of West Texas for $28.1 million. From July through December 1996, the Company acquired 16% of the publicly traded outstanding units of beneficial interest in Cross Timbers Royalty Trust at a total cost of $12.8 million. These 1996 acquisitions were primarily funded by bank borrowings. See
Note 10 to Consolidated Financial Statements.

1995 Acquisitions. During 1995, the Company acquired predominantly gas-producing properties for a total cost of $131 million, and a gas processing plant and gathering facility for $29 million. The Santa Fe Acquisition, the largest of these acquisitions, closed on August 1, 1995 and consisted of mostly operated properties and related facilities in the Hugoton Field of Kansas and Oklahoma. The 1995 acquisitions were primarily funded by bank borrowings and proceeds from the 1995 common stock offering and asset sales. See Note 10 to Consolidated Financial Statements.

1997, 1996 and 1995 Development and Exploration Programs. During 1997, the Company drilled 60 oil and 109 gas wells and completed 100 recompletions and workovers. During 1996, the Company drilled 48 oil wells and 52 gas wells and completed 125 recompletions and workovers. In 1995, the Company drilled 40 wells and performed 61 recompletions and workovers. Oil development was concentrated in the Prentice Northeast Unit of West Texas during these three years, as well as the University Block 9 Field during 1997. Gas development focused on the Ozona Field of West Texas in the last half of 1997, the Fontenelle Unit of southwestern Wyoming during 1997 and 1996 and Major County, Oklahoma during 1996 and 1995. Exploration activity during 1997 was primarily geological and geophysical analysis, including seismic, of undeveloped properties at total cost of $2.1 million. Exploration activity was concentrated in Cleveland and Texas counties of Oklahoma, Henderson County, Texas, Lea County, New Mexico and the Illinois Basin. Exploratory expenditures were insignificant in 1996 and 1995.

1998 Development and Exploration Program. The Company has budgeted $70 to $90 million for its 1998 development and exploration program which is expected to be funded primarily by cash flow from operations. Exploration expenditures are expected to be 10% to 15% of the 1998 budget. The total capital budget, including acquisitions, will be adjusted throughout 1998 to capitalize on opportunities offering the highest rates of return.

1997 Senior Subordinated Notes. The Company sold $125 million of 9 1/4% senior subordinated notes on April 2, 1997 and $175 million of 8 3/4% senior subordinated notes on October 28, 1997. Net proceeds of $121.1 million and $169.9 million from the 9 1/4% Notes and 8 3/4% Notes, respectively, were used to reduce bank borrowings under the loan agreement. See Note 2 to Consolidated Financial Statements.

1997 and 1996 Conversion of Subordinated Notes. During November and December 1996, $27.7 million principal of the Company's 5 1/4% convertible subordinated notes was converted by noteholders into 2,696,521 shares of common stock. In January 1997, the remaining principal of $29.7 million was converted by noteholders into 2,892,363 shares of common stock and $29,000 was redeemed.

1996 Preferred Stock Exchange. In September 1996, pursuant to the Company's exchange offer, a total of 2,979,249 shares of common stock were exchanged for 1,138,729 shares of Series A convertible preferred stock. See Note 5 to Consolidated Financial Statements.

1995 Common Stock Offering. In August 1995, the Company sold 5,062,500 shares of common stock. The net proceeds of $29.5 million from this offering were used to partially fund the Santa Fe Acquisition.

1997 and 1996 Treasury Stock Purchases. As part of its 1997 and 1996 strategic acquisition plans, the Board of Directors has authorized the purchase of a total of 7.5 million shares of the Company's common stock. During 1997 and 1996, the Company purchased 2.4 million and 2.9 million shares of common stock on the open market at a total cost of $28 million and $30.7 million, respectively. An additional 484,000 shares have been purchased through March 20, 1998 at a cost of $7.5 million. These purchases were primarily funded by bank borrowings. As of March 20, 1998, 1.7 million treasury shares remain available to purchase.

Investment in Equity Securities. During 1997 and 1996, the Company acquired less than 5% of two publicly traded independent oil and gas producers at a total cost of $6.5 million and $16.1 million, respectively. During 1997, the Company sold its investment in equity securities at a gain of $2.4 million. The Company realized a gain of $1.6 million upon the sale of an investment in equity securities during 1995.

Property Sales. In 1997, 1996 and 1995, sales of producing properties resulted in net gains of $1.8 million, $500,000 and $3 million, respectively.

Stock Incentive Compensation. Stock incentive compensation includes stock appreciation right ("SAR") compensation and performance share compensation, and is the result of these stock awards and subsequent increases in the Company's stock price. See Note 9 to Consolidated Financial Statements. During 1997, stock incentive compensation totaled $3.7 million, which included SAR compensation of $400,000 (cash payments of $300,000) and non-cash performance share compensation of $3.3 million. In 1996, stock incentive compensation totaled $6.2 million, which included SAR compensation of $3.7 million (cash payments of $7.1 million, partially offset by prior accruals) and non-cash performance share compensation of $2.5 million. During 1995, stock incentive compensation totaled $5.1 million, which included SAR compensation of $2.3 million (cash payments of $800,000) and non-cash performance share compensation of $2.8 million. Exercises and forfeitures under the 1991 Stock Incentive Plan have reduced outstanding stock incentive units (including SARs) from 836,000 at year-end 1995 to 51,000 at year-end 1996, and 25,000 at year-end 1997.

Extraordinary Item. During 1995, the Company recognized an extraordinary gain of $700,000 (net of income tax of $300,000) as a result of the purchase and early retirement of $8.3 million principal amount of the Company's 5 1/4% convertible subordinated notes. In 1996, the Company redeemed, purchased and retired a total of $9 million principal amount of the notes at a loss before income tax of $400,000. This loss was not presented as an extraordinary item because it was not material to 1996 earnings.

Product Prices. Oil and gas prices are affected not only by supply and demand factors, but are also subject to substantial seasonal, political and other fluctuations that are generally beyond the ability of the Company to control or predict.

     Crude oil prices are generally affected by global politics and supply, particularly among OPEC members. The average posted per barrel price of West Texas Intermediate ("WTI") oil, a benchmark crude, was $18.63, $20.45 and $16.77 in 1997, 1996 and 1995, respectively. Despite the anticipation of and eventual resumption of Iraqi exports, oil prices reached their highest levels since the 1990 Persian Gulf War during fourth quarter 1996 and January 1997. After demand slightly outpaced supply in January 1997, the crude oil market remained in balance during most of the year, supporting prices in the range of $17 to $20 per barrel, before sliding to an average posted WTI price of $16.18 in December. Further declines in 1998 have resulted in an average posted WTI price of $14.22 for January and February. The recent weakening in oil prices is due to increased OPEC production following its November 1997 decision to increase quotas, as well as increased non-OPEC production from the North Sea and Latin America. The price decline has also been attributed to mild winters in the U.S. and Europe and the sudden drop in demand from depressed economies in the Far East. After hitting a decade low of $11.00, prices in late March 1998 began to increase upon news that some of the major oil exporting countries planned to meet regarding curtailment of production. Based on 1997 production, the Company estimates that a $1.00 per barrel increase or decrease in the average oil sales price would result in approximately a $3.8 million change in 1998 annual income before income tax.

     Natural gas prices are generally influenced by national and regional supply and demand, which is often dependent upon the weather. Specific gas prices are also based on the location of production, pipeline capacity, gathering charges and the energy content of the gas. Throughout most of 1995, gas prices were relatively weak, primarily because of unseasonably warm weather. Gas prices increased in fourth quarter 1995 and continued their upward spiral through February 1996 because of low storage levels and colder than expected weather. Generally because of colder weather, storage concerns and U.S. economic growth, prices remained relatively high during most of 1996 and 1997, reaching their highest levels since 1985. Gas prices declined, however, in December 1997 and have remained lower in first quarter 1998, primarily because of an abnormally mild winter in the central and eastern U.S. and elevated storage levels.
Despite continued growth in domestic demand, 1998 gas prices will largely depend on the weather, gas storage levels, increased supplies resulting from domestic exploration and Canadian imports, and price competition from other energy sources. Based on 1997 production, the Company estimates that a $0.10 per Mcf increase or decrease in the average gas sales price would result in approximately a $4.5 million change in 1998 annual income before income tax.
See Note 6 to Consolidated Financial Statements regarding commodity price hedging instruments the Company has entered to reduce its exposure to gas price fluctuations.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

     Earnings available to common stock for 1997 were $23.9 million as compared with $19.8 million for 1996. This significant improvement in earnings was the result of higher gas prices and increased gas production from the 1996 and 1997 acquisitions and development programs. Results for 1997 and 1996 included the effects of stock incentive compensation of $3.7 million and $6.2 million, respectively. Also included in 1997 results were net gains on sale of properties and equity securities of $1.8 million and $2.4 million, respectively, and lawsuit settlement proceeds of $1.3 million. A $500,000 gain on sale of properties was included in 1996 results. Earnings for 1997 and 1996 were reduced by dividends of $1.8 million and $500,000, respectively, on preferred stock issued in September 1996.

     Revenues for 1997 were $200.7 million, or 24% above 1996 revenues of $161.4 million. Oil revenue remained constant as a 13% increase in oil production was offset by a 12% decrease in oil prices from an average of $21.38 in 1996 to $18.90 in 1997 (see "General-Product Prices" above). Increased production was primarily because of the 1997 acquisitions and development programs.

     Gas revenue increased $36.7 million or 50% because of a 33% increase in production combined with a 12% price increase (see "General-Product Prices" above). Increased gas production was attributable to the 1996 and 1997 acquisitions and development programs. Gas revenues for 1997 also included $800,000 from San Juan Basin natural gas liquids production attributable to the December 1997 Amoco Acquisition.

     Gas gathering, processing and marketing revenues decreased $2.2 million primarily because of a decrease in margin and gas volumes. Other revenues increased $4.6 million primarily because of increased net gains on sale of properties and equity securities and lawsuit settlement proceeds received in 1997.

     Expenses for 1997 totaled $161.5 million as compared with total 1996 expenses of $130.4 million. All expenses other than general and administrative expense increased in 1997 primarily because of the 1996 and 1997 acquisitions and exploration and development programs.

     Production expense increased $4.2 million or 11%. Per BOE, production expense decreased from $4.05 to $3.54. This decrease is primarily because of the lower operating costs of gas-producing properties acquired in 1996 and 1997, the timing of workovers, increasing production without comparable increases in lifting costs and other operating efficiencies initiated after acquiring operated properties. Exploration expense for 1997 totaled $2.1 million, and were predominantly geological and geophysical costs related to the 1997 exploration program. Exploration costs in 1996 and prior were included in production expense since not significant.

     Taxes on production and property increased 37% or $4.5 million because of increased oil and gas revenues, as well as increased property taxes related to the 1996 and 1997 acquisitions. Taxes on production and property per BOE increased 8% from $1.23 to $1.33 because of increased gas prices and higher property tax rates.

     Depreciation, depletion and amortization ("DD&A") increased $9.9 million, or 26%, primarily because of the 1996 and 1997 acquisitions and development programs. On a BOE basis, DD&A decreased slightly from $3.89 in 1996 to $3.87 in 1997.

     General and administrative expense decreased $602,000, or 4%, because of a $2.5 million decrease in stock incentive compensation, partially offset by increased expenses from Company growth. Excluding stock incentive compensation, general and administrative expense per BOE was $0.99 in 1997 as compared to $1.04 in 1996.

     Gas gathering and processing expense increased $1.6 million or 23%. This increase was primarily because of rental expense related to the Tyrone plant and gathering system lease that began in March 1996 and the Major County, Oklahoma gathering system lease that began in November 1996. This increase offsets related decreases in DD&A and interest.

     Interest expense increased $9.6 million or 56% because of a 36% increase in weighted average borrowings to partially fund the 1996 and 1997 acquisitions and purchases of treasury stock, combined with a 20% increase in the weighted average interest rate. Weighted average principal outstanding during 1997 was $351 million at an average interest rate of 7.6% compared with weighted average principal of $259 million at 6.4% for 1996. Interest expense per BOE increased from $1.76 in 1996 to $2.16 in 1997 primarily as the result of an increase in the weighted average interest rate (primarily attributable to the senior subordinated notes sold in April and October 1997), as well as the result of financing expenditures for other than oil and gas producing properties (investment in equity securities and treasury stock purchases) with bank and other short-term borrowings.

1996 COMPARED TO 1995

     Earnings available to common stock for 1996 were $19.8 million as compared to a net loss of $10.5 million for 1995. Significantly improved results were because of higher oil and gas prices and increased gas production from the 1995 and 1996 acquisitions and development programs. Additionally, 1995 results included a $20.3 million, pre-tax, non-cash impairment charge recorded upon adoption of SFAS 121. Results for 1996 and 1995 included the effects of stock incentive compensation of $6.2 million and $5.1 million, respectively. Also included in 1995 results were net gains on sale of properties and equity securities of $3 million and $1.6 million, respectively, and a $700,000 extraordinary gain on the Company's purchase and retirement of a portion of its convertible subordinated notes. Earnings for 1996 have been reduced by dividends of $500,000 on preferred stock that was issued in September 1996.

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

     Gas gathering, processing and marketing revenues increased $4.9 million primarily because of revenues from the gas processing plant and gathering facility acquired as part of the Santa Fe Acquisition on August 1, 1995. Other revenues decreased $4 million primarily because of net gains on sale of properties and equity securities in 1995.

     Expenses for 1996 totaled $130.4 million as compared with total 1995 expenses of $129.9 million. Expenses for 1995 included the $20.3 million impairment charge recorded upon adoption of SFAS No. 121 in October 1995. All expenses other than impairment increased in 1996 primarily because of the 1995 and 1996 acquisitions.

     Production expense increased $4 million or 11%. Per BOE, production expense decreased from $4.26 to $4.05. This decrease is primarily because the 1995 and 1996 acquisitions were predominantly gas-producing properties that generally have lower production costs per BOE.

     Taxes on production and property increased 38% or $3.3 million because of increased oil and gas revenues. Taxes on production and property per BOE increased 18% from $1.04 to $1.23 primarily because of higher oil and gas prices.

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


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity are cash flow from operating activities, public offerings of equity and debt, and bank debt. The Company's cash requirements, other than for operations, are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. The Company believes that its sources of liquidity are adequate to fund its cash requirements during 1998.

     Cash provided by operating activities was $98 million in 1997, compared with $59.7 million in 1996 and $32.9 million in 1995. The fluctuation from 1996 to 1997 was primarily because of increased gas prices and production, combined with the timing of cash receipts. Before changes in working capital, cash flow from operations was $90 million, $68.3 million and $40.4 million in 1997, 1996 and 1995, respectively.

     The 1997, 1996 and 1995 acquisitions were primarily financed by proceeds from long-term debt borrowings. The 1995 acquisitions were also partially funded by proceeds from a public offering of common stock. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations.

Financial Condition

     Total assets increased from $523 million at December 31, 1996 to $788 million at December 31, 1997, primarily because of the 1997 acquisitions. As of December 31, 1997, total capitalization of the Company was $709 million, of which 76% was long-term debt. This compares with capitalization of $457 million at December 31, 1996, of which 69% was long-term debt. The increase in the debt-to-capitalization ratio from year-end 1996 to 1997 is because of increased borrowings under the Company's loan agreement to fund the 1997 acquisitions and other capital expenditures (see "Financing" below).

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

Financing

     On November 21, 1997, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"). As of December 31, 1997, the loan agreement had a borrowing base and commitment of $365 million with resulting unused borrowing capacity of $136 million. The interest rate on borrowings at December 31, 1997 was 7.1%. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility; however, there is no assurance that the Company will continue to do so in the future. After the anticipated closing of the EEX Acquisition in April 1998, the Company expects the borrowing base and commitment to be at least $560 million.

     The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If outstanding borrowings are greater than the redetermined borrowing base, outstanding borrowings must be reduced to the level of the redetermined borrowing base within a specified period. Otherwise, borrowings under the loan agreement do not mature until December 31, 2002, but may be prepaid at any time without penalty.

     During 1995, the Company purchased and retired $8.3 million principal amount of its 5 1/4% convertible subordinated notes ("5 1/4% Notes"), resulting in an extraordinary gain of $700,000. During 1996, the Company redeemed, purchased and retired a total of $9 million principal amount of the notes at a loss of $400,000, and holders of the 5 1/4% Notes converted principal of $27.7 million into 2,696,521 shares of common stock. In January 1997, the remaining $29.7 million of the 5 1/4% Notes was converted by noteholders into 2,892,363 shares of common stock and $29,000 was redeemed.

     In August 1995, the Company sold 5.1 million shares of common stock for net proceeds of $29.5 million that were used to partially fund the Santa Fe Acquisition. In September 1996, pursuant to the Company's exchange offer, a total of 2,979,249 shares of common stock were exchanged for 1,138,729 shares of Series A convertible preferred stock.

     In April 1997, the Company sold $125 million of 9 1/4% senior subordinated notes ("9 1/4% Notes") and in October 1997, the Company sold $175 million of 8 3/4% senior subordinated notes ("8 3/4% Notes"). Net proceeds of $121.1 million and $169.9 million from the sale of 9 1/4% Notes and the 8 3/4% Notes, respectively, were used to reduce bank borrowings under the loan agreement. See
Note 2 Consolidated Financial Statements.

     On February 25, 1998, the Company filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which may include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The securities will be offered at an aggregate offering price not to exceed $200 million, at prices and on terms to be determined at the time of the sale. Net proceeds from the sale will be used for general corporate purposes, including reduction of bank borrowings under the loan agreement.

Capital Expenditures

     In May 1997, the Company announced its plan to make strategic acquisitions totaling $260 to $280 million from that date through the end of 1999. As a result of closing the Amoco Acquisition in December 1997 at an estimated cost of $195 million and the expected closing of the EEX Acquisition in April 1998 at an estimated cost of $245 million, the Company has significantly exceeded this goal. Acquisition costs totaled $255.6 million, $105.8 million and $131.3 million during 1997, 1996 and 1995, respectively. Producing property acquisitions include purchases of outstanding beneficial units ("Units") of Cross Timbers Royalty Trust at a cost of $5.4 million for 6% of the Units in 1997 and $12.8 million for 16% of the Units in 1996. As of December 31, 1997, the Company owned 1,326,300 Units; the Board of Directors has authorized a total purchase of up to two million Units. Acquisitions were primarily funded by bank debt. See Note 10 to Consolidated Financial Statements.

      The Company continues to pursue acquisitions that meet its criteria, although there are no assurances that such properties will be available. The Company plans to fund future acquisitions through a combination of cash flow from operations and bank borrowings; proceeds from public equity and debt transactions may also be utilized.

     In 1997, exploration and development cash expenditures totaled $90.5 million compared with the budget of $70 million. On an incurred basis, exploration and development costs for 1997 totaled $88.6 million. In 1996, exploration and development cash expenditures totaled $32.3 million, compared with the budget of $40 million. The Company has budgeted $70 to $90 million for the 1998 development program. As it has done historically, the Company expects to fund the 1998 development program from cash flow from operations. Since there are no material long-term commitments associated with this budget, the Company has the flexibility to adjust its actual development expenditures in response to changes in product prices, industry conditions, and the effects of the Company's acquisition and development programs.

     A minor portion of the Company's existing properties are operated by third parties which control the timing and amount of expenditures required to exploit the Company's interests in such properties. Therefore, the Company can give no assurances regarding the timing or amount of such expenditures.

     To date, the Company's expenditures to comply with environmental or safety regulations have not been significant, and the Company currently does not expect such expenditures to be significant during 1998. However, developments such as new regulations, enforcement policies or claims for damages could result in significant future costs.

Dividends

     The Board of Directors has declared quarterly dividends of $0.033 per common share since the Company's inception through 1996 and $0.037 per common share in 1997. In January 1998, the Board of Directors increased the quarterly dividend to $0.04 per share, or $6.2 million annually. Continued dividend payments are dependent upon available cash flow, as well as other factors. In addition, the Company's loan agreement restricts the amount of common stock dividends to 25% of operating cash flow for the last four quarters.

     Cumulative dividends on Series A convertible preferred stock are paid quarterly, when declared by the Board of Directors, based on an annual rate of $1.5625 per share, or $1.8 million annually.

Year 2000

     The Company is in the process of reviewing and making necessary modifications to its computer systems for year 2000 compliance. Costs incurred to date to modify the Company's computer systems have not been material, and future costs are not expected to be material. Timely completion of such modifications is not considered to be a material risk to the Company. The Company currently does not have information regarding the year 2000 compliance status of its major suppliers and customers. In the event that any of the Company's significant suppliers or customers does not timely achieve year 2000 compliance, the Company's operations could be adversely affected.

PRODUCTION IMBALANCES

     The Company has gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well or by cash payment by the overproduced party to the underproduced party. The Company uses the entitlement method of accounting for natural gas sales. At December 31, 1997, the Company's consolidated balance sheet includes a net receivable of $5.1 million for a net underproduced balancing position of 1,114,000 Mcf of natural gas and 8,049,000 Mcf of carbon dioxide. Production imbalances do not have, and are not expected to have, a significant impact on the Company's liquidity or operations.

DERIVATIVES

     The Company uses derivatives on a limited basis to hedge interest rate and product price risks, as opposed to their use for trading purposes. To reduce variable interest rate exposure on debt, the Company had entered into a series of interest rate swap agreements, the last of which expired September 1996. The Company had no other significant derivative transactions or balances from 1994 to 1997. During the first quarter of 1998, the Company entered into several derivative transactions to hedge its exposure to price fluctuations for gas production from January 1998 through December 2000. See Note 6 to Consolidated Financial Statements.

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


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following financial statements and supplementary information are included under Item 14(a):

                                                          Page
                                                          ----

    Consolidated Balance Sheets.........................    28
    Consolidated Statements of Operations...............    29
    Consolidated Statements of Cash Flows...............    30
    Consolidated Statements of Stockholders' Equity.....    31
    Notes to Consolidated Financial Statements..........    32
    Report of Independent Public Accountants............    49
    Selected Quarterly Financial Data
     (Note 11 to Consolidated Financial Statements).....    45
    Information about Oil and Gas Producing Activities
     (Note 12 to Consolidated Financial Statements).....    46

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

    (a) The following documents are filed as a part of this report:

                                                                            Page
                                                                            ----

        1. Financial Statements:

           Consolidated Balance Sheets at December 31, 1997 and 1996..........28
           Consolidated Statements of Operations for the years ended
             December 31, 1997, 1996 and 1995.................................29
           Consolidated Statements of Cash Flows for the years ended
             December 31, 1997, 1996 and 1995.................................30
           Consolidated Statements of Stockholders' Equity for the years ended
             December 31, 1997, 1996 and 1995.................................31
           Report of Independent Public Accountants...........................49

        2. Financial Statement Schedules:

           All financial schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to financial statements.

        3. Exhibits:

           See Index to Exhibits at page 51 for a description of the exhibits filed as a part of this report.

    (b) Reports on Form 8-K

           The Company filed the following reports on Form 8-K during the quarter ended December 31, 1997 and through March 27, 1998:

           On December 16, 1997, the Company filed a report on Form 8-K dated December 1, 1997 regarding its acquisition of certain producing oil and gas properties in the San Juan Basin of New Mexico from a subsidiary of Amoco Corporation.

           On February 17, 1998, the Company filed a report on Form 8-K/A (Amendment No. 1 to Form 8-K dated December 1, 1997) to file financial statements for the acquisition of certain producing oil and gas properties in the San Juan Basin of New Mexico from a subsidiary of Amoco Corporation.

           On February 23, 1998, the Company filed a report on Form 8-K dated February 18, 1998 regarding the issuance of news release number 98-04 announcing earnings for the quarter and year ended December 31, 1997.

           On February 25, 1998, the Company filed a report on Form 8-K dated February 25, 1998 regarding its intent to acquire producing properties and undeveloped acreage in the East Texas Basin from EEX Corporation.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


(in thousands)                                                                   DECEMBER 31
                                                                          ------------------------
                                                                              1997         1996
                                                                          ------------  ----------
ASSETS

Current Assets:
  Cash and cash equivalents.............................................    $   3,816   $   3,937
  Accounts receivable, net (Note 6).....................................       43,996      44,320
  Deferred income tax benefit (Note 3)..................................          445         558
  Other current assets..................................................        3,905       2,965
                                                                            ---------   ---------
    Total Current Assets................................................       52,162      51,780
                                                                            ---------   ---------

Property and Equipment, at cost --
    successful efforts method (Notes 1 and 2):
  Producing properties..................................................      931,259     639,990
  Undeveloped properties................................................        6,406       2,493
  Other property and equipment..........................................       23,703      16,470
                                                                            ---------   ---------
  Total Property and Equipment..........................................      961,368     658,953
  Accumulated depreciation, depletion and amortization..................     (237,532)   (208,392)
                                                                            ---------   ---------
    Net Property and Equipment..........................................      723,836     450,561
                                                                            ---------   ---------

Investment in Equity Securities, at market value........................            -      16,714
                                                                            ---------   ---------

Other Assets............................................................       12,457       4,015
                                                                            ---------   ---------

TOTAL ASSETS............................................................    $ 788,455   $ 523,070
                                                                            =========   =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities..............................    $  52,266   $  45,729
  Payable to Royalty Trust..............................................        2,073       2,770
  Accrued stock incentive compensation (Note 9).........................          554         483
  Short-term debt (Note 2)..............................................            -       3,000
                                                                            ---------   ---------
    Total Current Liabilities...........................................       54,893      51,982
                                                                            ---------   ---------

Long-term Debt (Note 2).................................................      539,000     314,757
                                                                            ---------   ---------

Deferred Income Taxes Payable (Note 3)..................................       21,320      10,323
                                                                            ---------   ---------

Other Long-term Liabilities (Note 4)....................................        2,999       3,340
                                                                            ---------   ---------
Commitments and Contingencies (Note 4)

Stockholders' Equity (Note 5):
  Series A convertible preferred stock ($.01 par value, 25,000,000
     shares authorized, 1,138,729 issued, at liquidation value of $25)..       28,468      28,468
  Common stock ($.01 par value, 100,000,000 shares authorized,
     46,310,710 and 42,314,965 shares issued)...........................          463         423
  Additional paid-in capital............................................      210,954     164,436
  Treasury stock (6,860,779 and 3,868,171 shares).......................      (76,656)    (40,219)
  Unrealized gain on investment in equity securities....................            -         638
  Retained earnings (deficit)...........................................        7,014     (11,078)
                                                                            ---------   ---------
    Total Stockholders' Equity..........................................      170,243     142,668
                                                                            ---------   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............................    $ 788,455   $ 523,070
                                                                            =========   =========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


(in thousands, except per share data)
                                                                 YEAR ENDED DECEMBER 31
                                                               ----------------------------
                                                                 1997      1996      1995
                                                               --------  --------  --------
REVENUES

Oil and condensate...................................          $ 75,223  $ 75,013  $ 60,349
Gas and natural gas liquids..........................           110,104    73,402    40,543
Gas gathering, processing and marketing..............             9,851    12,032     7,091
Other................................................             5,494       944     4,922
                                                               --------  --------  --------

Total Revenues.......................................           200,672   161,391   112,905
                                                               --------  --------  --------

EXPENSES

Production...........................................            43,580    39,365    35,338
Exploration..........................................             2,088         -         -
Taxes on production and property.....................            16,405    11,944     8,646
Depreciation, depletion and amortization.............            47,721    37,858    36,892
Impairment (Note 1)..................................                 -         -    20,280
General and administrative (Note 9)..................            15,818    16,420    13,156
Gas gathering and processing.........................             8,517     6,905     2,528
Interest, net........................................            26,677    17,072    12,523
Trust development costs..............................               665       854       561
                                                               --------  --------  --------

Total Expenses.......................................           161,471   130,418   129,924
                                                               --------  --------  --------

INCOME (LOSS) BEFORE INCOME TAX
 AND EXTRAORDINARY ITEM..............................            39,201    30,973   (17,019)

Income Tax Expense (Benefit) (Note 3)................            13,517    10,669    (5,825)
                                                               --------  --------  --------

NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM..........            25,684    20,304   (11,194)

EXTRAORDINARY ITEM (Note 1)..........................                 -         -       656
                                                               --------  --------  --------

NET INCOME (LOSS)....................................            25,684    20,304   (10,538)

Preferred stock dividends............................             1,779       514         -
                                                               --------  --------  --------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK............          $ 23,905  $ 19,790  $(10,538)
                                                               ========  ========  ========

EARNINGS (LOSS) PER COMMON SHARE (Notes 1 and 7)

 Basic...............................................             $0.60     $0.50    $(0.28)
                                                               ========  ========  ========
 Diluted.............................................             $0.59     $0.48    $(0.28)
                                                               ========  ========  ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING (Note 5)..            39,773    39,913    38,072
                                                               ========  ========  ========


          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


(in thousands)
(Note 8)
                                                                              YEAR ENDED DECEMBER 31
                                                                         ---------------------------------
                                                                            1997       1996        1995
                                                                         ---------   ---------   ---------
OPERATING ACTIVITIES

Net income (loss)......................................................  $  25,684   $  20,304   $ (10,538)
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
  Depreciation, depletion and amortization.............................     47,721      37,858      36,892
  Impairment...........................................................          -           -      20,280
  Exploration..........................................................      2,088           -           -
  Performance share compensation.......................................      3,315       2,545       2,945
  Accrued stock appreciation right compensation........................         71      (3,398)      1,447
  Deferred income tax..................................................     13,393      10,213      (6,023)
  Gain from sale of properties and equity securities...................     (4,157)       (576)     (4,520)
  Extraordinary item...................................................          -           -        (656)
  Other non-cash items.................................................      1,864       1,317         612
  Changes in working capital (a).......................................      8,027      (8,569)     (7,501)
                                                                         ---------   ---------   ---------

CASH PROVIDED BY OPERATING ACTIVITIES..................................     98,006      59,694      32,938
                                                                         ---------   ---------   ---------

INVESTING ACTIVITIES

Sale of equity securities..............................................     24,626         402      16,923
Investment in equity securities........................................     (6,479)    (16,093)       (123)
Sale of property and equipment.........................................     17,972      37,388      13,095
Property acquisitions..................................................   (238,294)   (109,535)   (131,342)
Exploration and development costs......................................    (90,470)    (32,291)    (19,296)
Gas plant, gathering and other additions...............................    (18,677)     (4,742)    (39,673)
                                                                         ---------   ---------   ---------

CASH USED BY INVESTING ACTIVITIES......................................   (311,322)   (124,871)   (160,416)
                                                                         ---------   ---------   ---------

FINANCING ACTIVITIES

Proceeds from long-term debt...........................................    688,400     188,000     193,000
Payments on long-term debt.............................................   (437,430)    (81,200)    (96,040)
Proceeds from sale of common stock, net................................          -           -      29,450
Dividends..............................................................     (7,571)     (5,339)     (4,951)
Proceeds on exercise of stock options..................................        750         904         744
Preferred stock exchange offer costs...................................          -        (540)          -
Purchase of treasury stock.............................................    (30,954)    (34,923)       (351)
                                                                         ---------   ---------   ---------

CASH PROVIDED BY FINANCING ACTIVITIES..................................    213,195      66,902     121,852
                                                                         ---------   ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................       (121)      1,725      (5,626)

CASH AND CASH EQUIVALENTS, JANUARY 1...................................      3,937       2,212       7,838
                                                                         ---------   ---------   ---------

CASH AND CASH EQUIVALENTS, DECEMBER 31.................................  $   3,816   $   3,937   $   2,212
                                                                         =========   =========   =========

(a) CHANGES IN WORKING CAPITAL
    Accounts receivable................................................  $     246   $ (16,999)  $  (9,365)
    Other current assets...............................................       (970)     (1,683)        963
    Accounts payable, accrued liabilities and payable to Royalty Trust.      8,751      10,113         901
                                                                         ---------   ---------   ---------

  DECREASE (INCREASE) IN WORKING CAPITAL...............................  $   8,027   $  (8,569)  $  (7,501)
                                                                         =========   =========   =========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


(in thousands)
(Note 5)
                                             SHARES                                       STOCKHOLDERS' EQUITY
                                ----------------------------------     -----------------------------------------------------------
                                                   COMMON STOCK
                                               -------------------                              ADDITIONAL               RETAINED
                                 PREFERRED                  IN           PREFERRED    COMMON      PAID-IN    TREASURY    EARNINGS
                                  STOCK         ISSUED    TREASURY         STOCK       STOCK      CAPITAL      STOCK     (DEFICIT)
                                ----------     --------  ---------     ------------  ---------  ----------   --------   ----------
BALANCES, DECEMBER 31, 1994...       -          35,833        2         $     -      $   358      $123,054   $    (11)  $   (9,953)

Sale of common stock..........       -           5,062        -               -           50        29,400          -            -
Issuance of performance
 shares.......................       -             369        -               -            4         2,943          -            -
Stock option exercises........       -             170       67               -            2         1,043       (517)           -
Common stock dividends
 ($0.13 per share)............       -               -        -               -            -             -          -       (5,135)
Net loss......................       -               -        -               -            -             -          -      (10,538)
                                ----------     --------  ---------     ------------  ---------  ----------   --------   ----------

BALANCES, DECEMBER 31, 1995...       -          41,434       69               -          414       156,440       (528)     (25,626)

Issuance/vesting of
 performance shares...........       -             168      106               -            2         2,673     (1,038)           -
Stock option exercises........       -             996      768               -           10         7,189     (7,931)           -
Treasury stock purchases......       -               -    2,925               -            -             -    (30,722)           -
Exchange of Series A
 convertible preferred stock
  for common stock............   1,139          (2,979)       -          28,468          (30)      (28,978)         -            -
Conversion of subordinated
 convertible notes to
  common stock................       -           2,696        -               -           27        27,112          -            -
Common stock dividends
 ($0.13 per share)............       -               -        -               -            -             -          -       (5,242)
Preferred stock dividends
 ($0.45 per share)............       -               -        -               -            -             -          -         (514)
Net income....................       -               -        -               -            -             -          -       20,304
                                ----------     --------  ---------     ------------  ---------  ----------   --------   ----------

BALANCES, DECEMBER 31, 1996...   1,139          42,315    3,868          28,468          423       164,436    (40,219)     (11,078)

Issuance/vesting of
 performance shares...........       -             180       76               -            2         3,431     (1,098)           -
Stock option exercises........       -             924      566               -            9         8,183     (7,326)           -
Treasury stock purchases......       -               -    2,351               -            -             -    (28,013)           -
Conversion of subordinated
 convertible notes to
  common stock................       -           2,892        -               -          29         29,179          -            -
Issuance of warrants..........       -               -        -               -           -          5,725          -            -
Common stock dividends
 ($0.15 per share)............       -               -        -               -           -              -          -       (5,813)
Preferred stock dividends
 ($1.56 per share)............       -               -        -               -           -              -          -       (1,779)
Net income....................       -               -        -               -           -              -          -       25,684
                                ----------     --------  ---------     ------------  ---------  ----------   --------   ----------

BALANCES, DECEMBER 31, 1997...   1,139          46,311    6,861         $28,468      $  463     $  210,954   $(76,656)  $    7,014
                                ==========     ========  =========     ============  =========  ==========   ========   ==========

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

     All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the three-for-two stock splits effected on March 19, 1997 and February 25, 1998 (Note 5).

     The Company is an independent oil and gas company with production and exploration concentrated in Texas, Oklahoma, Kansas, New Mexico and Wyoming. The Company also gathers, processes and markets gas, transports and markets oil and conducts other activities directly related to the oil and gas producing industry.

     Property and Equipment

     The Company follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. The Company generally pursues acquisition and development of proved reserves, although the Company increased its exploration activities in 1997. Most of the property costs reflected on the accompanying consolidated balance sheets are from acquisitions of producing properties from other oil and gas companies. As of December 31, 1997 and 1996, producing properties balances include costs of $26,570,000 and $6,115,000, respectively, related to wells in progress of drilling.

     Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. Other property and equipment is generally depreciated using the straight-line method over estimated useful lives which range from 3 to 40 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized.

     Effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based generally on a field-level assessment, producing properties were written down to estimated fair value when their net basis exceeded estimated direct future net cash flows from such properties. The Company's resulting impairment provision was $20,280,000 before income tax. After initial adoption of SFAS No. 121, the Company assesses impairment of long-lived assets whenever events or changes in circumstances indicate that the net basis of the asset may not be recoverable. No impairment was recorded in 1997 or 1996 and, prior to adoption of SFAS No. 121 in 1995, no impairment of producing properties was required, based on a total Company assessment using undiscounted estimated future net cash flows. Impairment of individually significant undeveloped properties is assessed on a property-by-property basis and impairment of other undeveloped properties is assessed and amortized on an aggregate basis.

     Cross Timbers Royalty Trust

     The Company makes monthly net profits payments to Cross Timbers Royalty Trust ("Royalty Trust") based on revenues and costs related to properties from which net profits interests were carved. Net profits payments to the Royalty Trust are generally based on revenues received and costs disbursed by the Company in the prior month. For financial reporting purposes, the Company reduces oil and gas revenues and taxes on production for amounts allocated to the Royalty Trust. The Royalty Trust's portion of development costs are expensed as trust development costs in the accompanying consolidated statements of operations. As of December 31, 1997 and 1996, the Company owned 22% and 16%, respectively, of the Royalty Trust's publicly traded units of beneficial interest ("Units") (Note 10). Royalty Trust Units are traded on the New York Stock Exchange under the symbol "CRT".

     Cash and Cash Equivalents

     Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

     Investment in Equity Securities

     Investment in equity securities at December 31, 1996 is reported at market value and classified as available-for-sale securities, rather than trading securities, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Accordingly, the related unrealized gain on investment at December 31, 1996, net of deferred income taxes, is excluded from earnings and is reported as a separate component of stockholders' equity. There was no investment in equity securities at December 31, 1997.

     Other Assets

     Other assets primarily include deferred debt costs that are amortized over the term of the related debt (Note 2). Other assets are presented net of accumulated amortization of $2,860,000 and $2,628,000 at December 31, 1997 and 1996, respectively.

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

     Production Imbalances

     The Company uses the entitlement method of accounting for gas sales, based on the Company's net revenue interest in production. Accordingly, revenue is deferred when gas deliveries exceed the Company's net revenue interest, while revenue is accrued for under-deliveries. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. At December 31, 1997, the Company recorded a net receivable of $5,054,000 for a net underproduced balancing position of 1,114,000 Mcf of natural gas and 8,049,000 Mcf of carbon dioxide. At December 31, 1996, the Company recorded a net receivable of $3,964,000 for a net underproduced balancing position of 821,000 Mcf of natural gas and 6,824,000 Mcf of carbon dioxide.

     Gas Gathering, Processing and Marketing Revenues

     Gas produced by the Company and third parties is marketed by the Company to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $57.1 million, $56.4 million and $30 million for 1997, 1996 and 1995, respectively. These amounts are net of intercompany eliminations.

     Other Revenues

     Other revenues include gain/loss from sale of equity securities and from sale of property and equipment. During 1997 and 1996, the Company realized gains on sale of property and equipment of $1,757,000 and $520,000, respectively, and on sale of equity securities of $2,400,000 and $56,000, respectively. During 1995, the Company realized a gain on sales of properties of $2,960,000.

     Exploration Expense

     During 1997, the Company incurred $2.1 million of exploration costs, primarily composed of geological and geophysical costs related to the 1997 exploration program. Exploration costs were not significant prior to 1997.

     Interest Expense

     Interest expense includes amortization of deferred debt costs and is presented net of interest income of $71,000, and capitalized interest of $1,185,000 for the year ended December 31, 1997 and net of interest income of $152,000 and $399,000 for the years ended December 31, 1996 and 1995, respectively.

     Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees with an exercise price equal to or above the common stock price on the grant date. Compensation related to performance share grants is recognized from the grant date until the performance conditions are satisfied, based on the market price of the Company's common stock. The pro forma effect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, is disclosed in Note 9.

     Extraordinary Item

     During 1995, the Company recognized an extraordinary gain of $656,000 (net of income tax of $338,000), or $0.01 per common share, upon the purchase and early retirement of a portion of the Company's 5 1/4% convertible subordinated notes. A loss of $430,000, before income tax, on purchases and redemption of the notes in 1996 was not presented as an extraordinary item because it was not material to 1996 earnings.

     Earnings per Common Share

     Effective December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share, which changed the method of computing and disclosing earnings per share for all periods. Under SFAS No. 128, the Company must report basic earnings per share, which excludes the effect of potentially dilutive securities, and diluted earnings per share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. The Company previously only reported earnings per share excluding potentially dilutive securities because their effect was antidilutive or less than 3% dilutive, as prescribed by the accounting pronouncement superseded by SFAS No. 128. See Note 7.

     Earnings (loss) per common share for all periods presented is based on weighted average common shares outstanding as adjusted for the three-for-two stock splits on March 19, 1997 and February 25, 1998 (Note 5).

     Sales to Major Customers

     In 1997, gas sales to one purchaser were approximately 14% of total revenues. In 1996, gas sales to two purchasers were approximately 15% and 14% of total revenues. There were no sales to a single purchaser that exceeded 10% of total revenues in 1995.

     Recent Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting of Comprehensive Income, and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company will be required to comply with the provisions of these statements in its 1998 financial statements. The Company has not assessed the effect that these new standards will have on its consolidated financial statements and/or disclosures.

2.  DEBT

     The Company's outstanding debt consists of the following (in thousands):

                                                                      December 31
                                                                  --------------------
                                                                    1997       1996
                                                                  ---------  ---------
  SHORT-TERM DEBT:

  Short-term borrowings, 7.9% at December 31, 1997..............  $ 10,000   $ 13,000
  Reclassified to long-term debt................................   (10,000)   (10,000)
                                                                  --------   --------

  Total short-term debt.........................................  $      -   $  3,000
                                                                  ========   ========

  LONG-TERM DEBT:

  Senior debt-
     Bank debt under revolving credit agreements,
     7.1% at December 31, 1997..................................  $229,000   $275,000

  Subordinated debt-
    5 1/4% convertible subordinated notes due November 1, 2003..         -     29,757
    9 1/4% senior subordinated notes due April 1, 2007..........   125,000          -
    8 3/4% senior subordinated notes due November 1, 2009.......   175,000          -
                                                                  --------   --------

  Sub-total long-term debt......................................   529,000    304,757
  Reclassified from short-term debt.............................    10,000     10,000
                                                                  --------   --------

  Total long-term debt..........................................  $539,000   $314,757
                                                                  ========   ========

     Senior Debt

     On November 21, 1997, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"). As of December 31, 1997, the loan agreement had a borrowing base and commitment of $365 million with resulting unused borrowing capacity of $136 million. The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If outstanding borrowings are greater than the redetermined borrowing base, outstanding borrowings must be reduced to the level of the redetermined borrowing base within a specified period. Otherwise, borrowings under the loan agreement do not mature until December 31, 2002, but may be prepaid at any time without penalty. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility. After the closing of the EEX Acquisition in April 1998 (Note 10), the Company expects the borrowing base and commitment to be at least $560 million.

     Reclassification of short-term to long-term debt represents unused capacity under the loan agreement based on outstanding debt balances at December 31, 1997 and expected borrowing commitments through December 31, 1998. The Company has both the intent and ability to refinance this debt on a long-term basis.

     Restrictions set forth in the loan agreement include limitations on the incurrence of additional indebtedness, the creation of certain liens, and the redemption or prepayment of subordinated indebtedness. The loan agreement also limits dividends to 25% of cash flow from operations for the latest four consecutive quarterly periods. The Company is also required to maintain a current ratio of not less than one (where unused borrowing commitments are included as a current asset).

     The loan agreement provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on certificate of deposit rates or London Interbank Offered Rates ("LIBOR"). Borrowings under the loan agreement at December 31, 1997 were based on LIBOR rates with a maturity of 30 days and accrued at the applicable LIBOR rate plus 1%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. The Company also incurs a commitment fee of 3/8% on unused borrowing commitments. The weighted average interest rate on senior debt was 6.9%, 6.7% and 7.1% during 1997, 1996 and 1995, respectively.

     Subordinated Debt

     During 1995, the Company purchased and retired $8.3 million principal amount of its 5 1/4% convertible subordinated notes ("5 1/4% Notes"), resulting in an extraordinary gain of $656,000 (Note 1). During 1996, the Company redeemed, purchased and retired a total of $9 million principal amount of the 5 1/4% Notes at a loss before income tax of $430,000, and holders of the 5 1/4% Notes converted principal of $27.7 million into common stock at a conversion price of $10.28 per share (Note 5). In January 1997, the remaining $29.7 million principal amount of the 5 1/4% Notes was converted by noteholders into common stock and $29,000 principal was redeemed.

     The Company sold $125 million of 9 1/4% senior subordinated notes ("9 1/4% Notes") on April 2, 1997, and $175 million of 8 3/4% senior subordinated notes ("8 3/4% Notes") on October 28, 1997 (the 9 1/4% Notes and the 8 3/4% Notes collectively referred to as "the Notes"). The Notes are general unsecured indebtedness that is subordinate to bank borrowings under the loan agreement. Net proceeds of $121.1 million and $169.9 million from the 9 1/4% Notes and 8 3/4% Notes, respectively, were used to reduce bank borrowings under the loan agreement. The 9 1/4% Notes mature on April 1, 2007 and interest is payable each April 1 and October 1, while the 8 3/4% Notes mature on November 1, 2009 with interest payable each May 1 and November 1.

     The Company has the option to redeem the 9 1/4% Notes on April 1, 2002 and the 8 3/4% Notes on November 1, 2002 at a price of approximately 105%, and thereafter at prices declining ratably at each anniversary to 100% in 2005. In addition, on or prior to April 1, 2000 and November 1, 2000 for the 9 1/4% Notes and 8 3/4% Notes, respectively, the Company may redeem up to one-third of the Notes with the net proceeds from one or more public equity offerings at a price of approximately 109% plus accrued interest, subject to certain requirements. Upon a change in control (as defined) of the Company, the holders of the Notes have the right to require the Company to purchase all or a portion of their Notes at 101% plus accrued interest.

     The Notes were issued under indentures that place certain restrictions on the Company, including limitations on additional indebtedness, liens, dividend payments, treasury stock purchases, disposition of proceeds from asset sales, transfers of assets and transactions with subsidiaries and affiliates.

     See also Note 5 "- Registration Statement."


3.  INCOME TAX

     The effective income tax rate for the Company (before extraordinary item) was different than the statutory federal income tax rate for the following reasons (in thousands):

                                                                 1997     1996      1995
                                                               -------  --------   -------
   Income tax expense (benefit) at the
      federal statutory rate of 34%.........................   $13,329   $10,531   $(5,786)
    State and local taxes and other.........................       188       138       (39)
                                                               -------   -------   -------
    Income tax expense (benefit)............................   $13,517   $10,669   $(5,825)
                                                               =======   =======   =======

     Components of income tax expense (benefit) before extraordinary item are as follows (in thousands):

                                                                 1997      1996      1995
                                                               --------  --------  --------

    Current income tax......................................   $   124   $   456   $   198
    Deferred income tax expense (benefit)...................    22,509    13,152    (3,221)
    Net operating loss carryforward.........................    (9,116)   (2,939)   (2,802)
                                                               -------   -------   -------
    Income tax expense (benefit)............................   $13,517   $10,669   $(5,825)
                                                               =======   =======   =======

     Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liabilities are recorded as a current asset of $445,000 and a long-term liability of $21,320,000 at December 31, 1997, and a current asset of $558,000 and a long-term liability of $10,323,000 at December 31, 1996. Significant components of net deferred tax liabilities are (in thousands):

                                                                                December 31
                                                                              ----------------
                                                                               1997     1996
                                                                              -------  -------
 Deferred tax liabilities:
   Intangible development costs.............................................  $37,856  $21,764
   Tax depletion and depreciation in excess of financial statement amounts..    8,008    3,298
   Other....................................................................    2,228    1,905
                                                                              -------  -------
          Total deferred tax liabilities....................................   48,092   26,967
                                                                              -------  -------

 Deferred tax assets:
   Net operating loss carryforwards.........................................   20,926   11,810
   Trust development expenses...............................................    3,959    3,733
   Accrued stock appreciation right and performance share compensation......      739      787
   Other....................................................................    1,593      872
                                                                              -------  -------
          Total deferred tax assets.........................................   27,217   17,202
                                                                              -------  -------

 Net deferred tax liabilities...............................................  $20,875  $ 9,765
                                                                              =======  =======

     As of December 31, 1997, the Company has estimated tax loss carryforwards of approximately $62 million that are scheduled to expire in 2008 through 2012.


4.  COMMITMENTS AND CONTINGENCIES

     Leases

     The Company leases offices, vehicles and certain other equipment in its primary locations under non-cancelable operating leases. As of December 31, 1997, minimum future lease payments for all non-cancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows (in thousands):

               1998................  $ 6,645
               1999................    6,445
               2000................    6,188
               2001................    6,102
               2002................    6,086
               Remaining...........    8,707
                                     -------
                                     $40,173
                                     =======

     Amounts incurred by the Company under operating leases (including renewable monthly leases) were $9,132,000, $5,489,000, and $1,912,000 in 1997, 1996 and
1995, respectively.

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

     In November 1996, the Company sold its gathering system in Major County, Oklahoma for $8 million and entered an agreement to lease the facility from the buyers for an initial term of eight years, with fixed renewal options for an additional 10 years. Rentals are adjusted monthly based on the 30-day LIBOR rate (Note 2) and may be irrevocably fixed by the Company with 20 days advance notice. As of December 31, 1997, annual rentals were $1.7 million. The Company does not have the right or option to purchase, nor does the lessor have the obligation to sell the facility at any time. However, if the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company at its fair market value. Additionally, the Company has a right of first refusal of any third party offers to buy the facility after the initial term. This transaction has been recorded as a sale and operating leaseback, with a deferred gain of $3.4 million on the sale. The deferred gain is amortized over the lease term based on pro rata rentals and is recorded in other long-term liabilities in the accompanying balance sheet. Proceeds of the sale were used to reduce borrowings under the loan agreement.

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

     Sales Contracts

     The Company sells gas to a single purchaser under a ten-year contract that began August 1, 1995. From August 1995 through July 1998 ("initial period"), 10,000 Mcf of gas per day is sold at a contract price equal to a monthly natural gas index for deliveries in Oklahoma plus $.35 per Mcf through December 1996, and plus $.30 per Mcf from January 1997 through July 1998. For December 1997, the initial period contract price was $2.65 per Mcf. From August 1998 through July 2005 ("final period"), 11,650 Mcf of gas per day will be sold at a contract price of approximately 10% of the month's average NYMEX futures contract for West Texas Intermediate crude oil, adjusted for the point of physical delivery. For December 1997, the final period contract price would have been $1.63 per Mcf, assuming delivery in Oklahoma. The Company's spot price for December 1997 deliveries in Oklahoma was $2.32 per Mcf.

     The Company has entered contracts with two purchasers to sell a total of 30,000 Mcf per day in March 1998 and 10,000 Mcf per day in April, May and June 1998. The production is to be delivered in Oklahoma at the NYMEX index price, as adjusted for Btu content and gathering charges, less a weighted average delivery point differential ("basis") of $.18 per Mcf. See Note 6.

     Since August 1991, the Company has sold gas to a cogeneration facility under a take-or-pay contract that expires in September 2004. The Company has committed to sell up to 4,500 Mcf of gas per day under this contract, subject to certain modifications, at a price based on a composite energy cost index. Since the Company generally purchases such gas at spot prices, there is exposure to loss during months of rapidly increasing gas prices. The Company recognized a net loss on this contract of $551,000 and $206,000 during 1997 and 1996, respectively, and a net profit of $453,000 during 1995.

     Section 29 Tax Credits

     In January 1998, the Company entered a contract to monetize Section 29 tax credits generated by production from qualified properties, most of which were acquired in December 1997. As a result, the Company anticipates receiving approximately $1.8 million annually from 1998 through 2002 which will be recorded as gas revenue.

     Litigation

     In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. The plaintiff alleges that such deductions are a breach of the Company's contractual obligations to the class and is seeking to recover an unspecified amount of damages as a result of the alleged breach. The plaintiff is also seeking a determination of the Company's obligations to the plaintiff and the class regarding production or other costs. The Company has responded that it has complied with all of its contractual obligations and denied that the matter is appropriate for determination as a class action. The parties have conducted discovery on the class certification issues, but no further action has been taken in the case. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the accompanying financial statements.

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


5.  EQUITY

     Three-for-Two Stock Splits

     The Company effected a three-for-two common stock split on March 19, 1997 and on February 25, 1998. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect both stock splits.

     Public Offering of Common Stock

     In August 1995, the Company completed a public offering of 9,816,243 shares of common stock, of which 5,062,500 shares were sold by the Company and 4,753,743 shares were sold by stockholders. The Company's net proceeds from the offering of $29.5 million were used to partially fund a significant producing property acquisition.

     Performance Shares

     During 1997, 1996 and 1995, the Company issued 180,000, 167,625 and 369,562 performance shares (Note 8).

     Series A Convertible Preferred Stock

     In September 1996, pursuant to the Company's exchange offer, a total of 2,979,249 shares of common stock were exchanged for 1,138,729 shares of Series A convertible preferred stock ("Preferred Stock"). The Company incurred costs of $540,000 related to this exchange offer. All exchanged shares of common stock have been canceled and are authorized but unissued. Preferred Stock is recorded in the accompanying consolidated balance sheet at its liquidation preference of $25 per share.

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

     The Preferred Stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at a rate of 2.16 shares of common stock for each share of Preferred Stock, subject to adjustment in certain events. Preferred Stock holders are allowed one vote for each common share into which their Preferred Stock may be converted.

     Treasury Stock

     During 1997, 1996 and 1995, the Company acquired 2,571,396, 3,341,515 and
45,490 shares of its common stock at an average cost per share of $12.06, $10.45 and $7.72, respectively. Additionally, the Company received 421,212, 457,994 and 21,465 shares in 1997, 1996 and 1995 that are held in treasury, as payment for the option price upon exercise of stock options.

     Convertible Debt

     During November and December 1996, $27.7 million principal of the Company's 5 1/4% convertible subordinated notes (Note 2) was converted by noteholders into 2,696,521 shares of common stock. In January 1997, principal of $29.7 million of the notes was converted by noteholders into 2,892,363 shares of common stock.

     Common Stock Warrants

     As partial consideration for producing properties acquired in December 1997 (Note 10), the Company issued warrants to purchase 937,500 shares of common stock at a price of $15.31 per share for a period of five years. These warrants were valued at $5,725,000 and were recorded as additional paid-in capital.

     Common Stock Dividends

     Since the Company's inception, the Board of Directors has declared quarterly dividends of $0.033 per common share through 1996 and $0.037 per common shares in 1997. In January 1998, the Board of Directors increased its regular quarterly cash dividend to $0.04 per share payable April 15, 1998 to shareholders of record on March 31, 1998. See Note 2 regarding restrictions on dividends.

     Registration Statement

     On February 25, 1998, the Company filed a shelf registration statement with the Commission to potentially offer securities which may include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The securities will be offered at an aggregate offering price not to exceed $200 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank borrowings under the loan agreement (Note 2).


6.  FINANCIAL INSTRUMENTS

     Commodity Price Hedging Instruments

     The Company periodically enters into futures contracts, energy swaps, collars, basis swaps and option agreements to hedge its exposure to price fluctuations on crude oil and natural gas sales. The Company did not have any significant hedging activity from 1994 through 1997. See Note 4.

     In January 1998, the Company entered into gas price collars with floor and ceiling prices of $2.01 and $2.46 per Mcf for 30,000 Mcf per day from March through September 1998. In February and March 1998, the Company entered into futures contracts to sell 10,000 Mcf per day from May through August 1998 at a price of $2.35 per Mcf. Prices to be realized by the Company for hedged production will be less than these hedged prices because of location, quality and other adjustments.

     In January 1998, the Company entered into basis swap agreements with three financial institutions that effectively fix the delivery point differential ("basis") at $0.27 per Mcf on San Juan Basin gas production of 10,000 Mcf per day in January 1998, 20,000 Mcf per day from February 1998 through March 1999, and 10,000 Mcf per day from April 1999 through December 2000.

     Fair Value

     Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 1997 and 1996. The following are estimated fair values and carrying values of the Company's other financial instruments (none of which are held or issued for trading purposes) at these dates (in thousands):

                                                       Asset (Liability)
                                        ---------------------------------------------
                                         December 31, 1997       December 31, 1996
                                        ----------------------  ---------------------
                                         Carrying      Fair      Carrying     Fair
                                          Amount      Value       Amount     Value
                                        ----------  ----------  ----------  ---------

     Investment in equity securities..  $       -   $       -   $  16,714   $  16,714
     Short-term debt..................  $       -   $       -   $  (3,000)  $  (3,000)
     Long-term debt...................  $(539,000)  $(538,288)  $(314,757)  $(317,331)

     The above fair values were estimated based on: investment in equity securities- quoted market price; short and long-term debt- short-term borrowings and bank borrowings approximate the carrying value because of short-term interest rate maturities, while the fair value of subordinated notes is estimated to be $299.3 million and $32.2 million at December 31, 1997 and 1996 based on a current market quote.

     Concentrations of Credit Risk

     Although the Company's cash equivalents and derivative financial instruments are exposed to the risk of credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's receivables are from a broad and diverse group of energy companies and, accordingly, do not represent a significant credit risk. The Company's gas marketing activities generate receivables from customers including pipeline companies, local distribution companies and end-users in various industries. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. The Company recorded an allowance for collectibility of all accounts receivable of $911,000 at December 31, 1997 and 1996.


7.  EARNINGS PER SHARE

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands,except per share data):

                                                                                    Earnings
                                                        Earnings       Shares       per Share
                                                        ---------     -------      ------------
1997
------------------------------------------------------
     Basic
       Net income.....................................  $ 25,684
       Preferred stock dividends......................    (1,779)
                                                        --------
       Earnings available to common stock - basic.....    23,905      39,773 (a)   $    0.60
                                                                                   =========
     Diluted
       Effect of dilutive securities (b):
               Stock options..........................         -         451
         Warrants.....................................         -           3
               5 1/4% convertible subordinated notes..        46         115
                                                        --------      ------
       Earnings available to common stock - diluted...  $ 23,951      40,342 (a)   $    0.59
                                                        ========      ======       =========
1996
------------------------------------------------------
     Basic
       Net income.....................................  $ 20,304
       Preferred stock dividends......................      (514)
                                                        --------
       Earnings available to common stock - basic.....    19,790      39,913       $    0.50
     Diluted                                                                       =========
       Effect of dilutive securities:
               Stock options..........................         -         361
         5 1/4% convertible subordinated notes........     2,570       6,039
                                                        --------      ------
       Earnings available to common stock - diluted...  $ 22,360      46,313       $    0.48
                                                        ========      ======       =========
1995
------------------------------------------------------
     Basic
       Net loss before extraordinary item - basic.....  $(11,194)     38,072       $   (0.29)
                                                                      ======       =========
       Extraordinary item.............................       656
                                                        --------
       Net loss after extraordinary item - basic......  $(10,538)     38,072       $   (0.28)
                                                        ========      ======       =========
     Diluted
       Effect of dilutive securities..................         - (c)       - (c)

       Net loss before extraordinary item - diluted...  $(11,194)     38,072       $   (0.29)
                                                        ========      ======       =========
       Net loss after extraordinary item - diluted....  $(10,538)     38,072       $   (0.28)
                                                        ========      ======       =========

       (a) The Company acquired 484,000 treasury shares from January through March 1998.
       (b) Based on common shares outstanding at December 31, 1997, potential conversion of Series A convertible preferred stock becomes dilutive to earnings per share at annual and quarterly net income levels exceeding approximately $28.5 million and $7.1 million, respectively.
       (c) Because of the loss, convertible securities have an antidilutive effect on loss per share.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

     The consolidated statements of cash flows exclude the following non-cash transactions (Notes 5, 9 and 10):

     - Conversion of $29.7 million and $27.7 million principal amount of 5 1/4% Convertible subordinated notes into 2,892,363 and 2,696,521 shares of common stock in 1997 and 1996, respectively

     - Issuance of warrants in 1997 to purchase 937,500 shares of common stock and exchange of properties valued at $15.7 million, as partial consideration for producing properties acquired

     - Grants of 180,000, 167,625 and 369,562 performance shares to key employees and nonemployee directors in 1997, 1996 and 1995, respectively.

     - Receipt of 421,212, 457,994, and 21,465 shares of common stock for the option price of exercised stock options in 1997, 1996 and 1995

     - Exchange of 2,979,249 shares of common stock for 1,138,729 shares of Series A convertible preferred stock in 1996

     Interest payments during 1997 totaled $21,276,000, including $1,185,000 of capitalized interest. Interest payments during 1996 and 1995 totaled $16,369,000 and $12,202,000 respectively. Income tax payments during 1997, 1996 and 1995 totaled $941,000, $6,000 and $541,000, respectively.


9.  EMPLOYEE BENEFIT PLANS

     401(k) Plan

     The Company sponsors a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. The Company matches employee contributions of up to 8% of wages (10% of wages as of January 1, 1998). Employee contributions vest immediately while the Company's matching contributions vest 100% after three years of service. All employees over 21 years of age and with at least three months service with the Company may participate. Company contributions under the plan were $1,180,000, $979,000 and $814,000 in 1997, 1996 and 1995, respectively.

     1991 Stock Incentive Plan

     A total of 1,012,500 incentive units ("Units"), have been granted to directors, officers and other key employees under the 1991 Stock Incentive Plan ("1991 Plan"). Units consist of a stock option ("Option") and a stock appreciation right ("SAR"). An Option provides the right to purchase one share of common stock at the exercise price, which generally is the market price at the date the Unit is granted. A SAR entitles the recipient to a payment equal to twice the excess of the market price of one share of common stock on the date the Option is exercised over the exercise price. As of December 31, 1997, 3,341 Units remain available for grant under the 1991 Plan. General and administrative expense includes stock incentive compensation related to SARs of $359,000, $3.7 million and $2.3 million for 1997, 1996 and 1995, respectively. SAR cash payments were $288,000, $7.1 million and $800,000 in 1997, 1996 and 1995, respectively.

     1994 and 1997 Stock Incentive Plans

     Under the 1994 Stock Incentive Plan ("1994 Plan") and the 1997 Stock Incentive Plan ("1997 Plan"), a total of 2,250,000 shares of common stock may be issued under each plan to directors, officers and other key employees pursuant to grants of Options or performance shares of common stock ("performance shares"). At December 31, 1997, 25,177 and 320,625 shares remained available for grant under the 1994 Plan and the 1997 Plan, respectively. Options vest and become exercisable on terms specified when granted by the compensation committee ("the Committee") of the Board of Directors. Options granted under the 1994 Plan are not exercisable prior to six months and no Option is exercisable after ten years from its grant date. Options granted under the 1994 Plan and the 1997 Plan generally vest in equal amounts over five years, with provisions for earlier vesting if specified performance requirements are met. As of December 31, 1997, there are 878,625 outstanding stock options that vest when the common stock price reaches $20.

     Performance shares are subject to restrictions determined by the Committee and are subject to forfeiture if performance targets established by the Committee are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other stockholders. The Company issued to key employees 169,875, 154,125 and

356,062 performance shares during 1997, 1996 and 1995, respectively, of which 243,000 and 356,062 vested in 1997 and 1996, respectively, when the common stock price reached specified levels. General and administrative expense includes compensation related to these performance share grants of $3.3 million, $2.5 million and $2.8 million in 1997, 1996 and 1995, respectively. As of December 31, 1997, there are 81,000 performance shares that vest when the common stock price reaches $20. The Company also issued to nonemployee directors a total of 10,125 performance shares in 1997 and 13,500 in each of 1996 and 1995.

     Unit/ Option Activity and Balances

     The following summarizes Unit and Option activity and balances from 1995 through 1997:

                                         Weighted              1994 and
                                         Average   1991 Plan   1997 Plan
                                         Exercise  Incentive     Stock
                                          Price      Units      Options
                                         --------  ----------  ----------
     1995
     ----------------------------------
           Beginning of year...........    $ 6.12  1,006,502   1,229,659
              Grants...................      7.37          -     177,187
              Exercises................      5.36   (169,790)          -
              Forfeitures..............      6.55       (902)     (7,596)
                                                   ---------   ---------
           End of year.................      6.27    835,810   1,399,250
                                                   =========   =========
           Exercisable at end of year..      5.70    783,689     212,256
                                                   =========   =========

     1996
     ----------------------------------
           Beginning of year...........    $ 6.27    835,810   1,399,250
              Grants...................      9.64          -     303,750
              Exercises................      5.70   (784,658)   (211,079)
              Forfeitures..............      6.61       (189)     (4,925)
                                                   ---------   ---------
           End of year.................      7.32     50,963   1,486,996
                                                   =========   =========
           Exercisable at end of year..      6.66     50,963   1,006,146
                                                   =========   =========

     1997
     ----------------------------------
           Beginning of year...........    $ 7.32     50,963   1,486,996
              Grants...................     12.11          -   1,757,250
              Exercises................      6.75    (26,213)   (897,229)
              Forfeitures..............      8.79          -     (18,315)
                                                   ---------   ---------
           End of year.................     11.11     24,750   2,328,702
                                                   =========   =========
           Exercisable at end of year..     10.96     24,750   1,119,044
                                                   =========   =========

    The following summarizes information about Units/ Options at December 31, 1997:

                            Units/ Options Outstanding  Units/ Options Exercisable
                         ------------------------------ --------------------------
                                    Weighted   Weighted               Weighted
Average                              Average    Average               Average
Range of                            Remaining   Exercise              Exercise
Exercise Prices            Number     Term       Price       Number     Price
---------------          ---------  --------  -----------  --------- ----------

1991 Plan
  $5.32 - $7.56....      24,750     4.1 years  $   5.44      24,750    $ 5.44

1994 and 1997 Plans
  $6.61 - $7.89....     305,580     7.3 years      7.11      198,467      6.90
  $9.67 - $10.92...     272,622     8.4 years      9.68       48,702      9.68
  $12.04 - $13.40..   1,750,500     9.4 years     12.12      871,875     12.12
                      ---------                            ---------
                      2,353,452     9.0 years     11.11    1,143,794     10.96
                      ==========                           =========


     Estimated Fair Value of Grants

     Using the Black-Scholes option-pricing model and the following assumptions, the weighted average fair value of option grants was estimated to be $5.05, $3.82 and $2.58 for options granted in 1997, 1996 and 1995, respectively.

                                            1997      1996      1995
                                          --------  --------  --------

       Risk-free interest rates.........      6.4%      6.4%      5.8%
       Dividend yield...................      1.6%      1.4%      1.4%
       Weighted average expected lives..  5 years   6 years   6 years
       Volatility.......................       47%       35%       31%

     Pro Forma Effect of Recording Stock-Based Compensation at Estimated Fair Value

     The following are pro forma earnings (loss) available to common stock and earnings (loss) per common share for 1997 and 1996, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS 123, Accounting for Stock-Based Compensation (Note 1):

(in thousands, except per share data)
                                                                1997      1996       1995
                                                               -------  ---------  ---------
     Earnings (loss) available to common stock
       As reported......................................       $23,905  $ 19,790   $(10,538)
       Pro forma........................................       $21,646  $ 19,767   $(11,200)

     Earnings (loss) per common share:
       Basic     As reported.............................      $  0.60  $   0.50   $  (0.28)
                 Pro forma...............................      $  0.54  $   0.50   $  (0.29)

       Diluted   As reported.............................      $  0.59  $   0.48   $  (0.28)
                 Pro forma...............................      $  0.54  $   0.48   $  (0.29)


10.  ACQUISITIONS

     From July 1996 through May 1997, the Company purchased 1,326,300, or 22%, of the outstanding Units in the Royalty Trust at a cost of $18.2 million, funded primarily with bank debt. The Company purchased an additional 33,700 Units in January 1998 at a cost of $500,000. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding Units. The Company considers its investment in Units as an acquisition of oil and gas properties; accordingly, the cost of these Units has been included in producing properties in the accompanying consolidated balance sheets.

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

     On May 14, 1997, the Company acquired primarily gas-producing properties in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million from a subsidiary of Burlington Resources Inc. The properties are primarily operated interests. The Company funded the acquisition with bank debt and cash flow from operations.

     On December 1, 1997, the Company acquired interests in certain producing oil and gas properties in the San Juan Basin of New Mexico from a subsidiary of Amoco Corporation ("Amoco Acquisition") for $252 million, including warrants to purchase 937,500 shares of the Company's common stock at a price of $15.31 per share for a period of five years. After adjustments for other acquisition costs, estimated cash flows through date of closing and preferential purchase rights exercised by third parties, the properties were purchased for approximately $195 million, including approximately $5.7 million value for the warrants. Amoco elected to accept certain producing properties owned by the Company valued at $15.7 million in lieu of cash, reducing cash consideration to $173.6 million, which was funded through bank lines of credit. Additional purchase price revisions may result from customary post-closing adjustments.

     These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 as if these acquisitions had been consummated as of January 1, 1996. These pro forma results are not necessarily indicative of future results.

        (in thousands, except per share data)                Pro Forma (Unaudited)
                                                         -------------------------------
                                                           1997                   1996
                                                         --------               --------
       Revenues....................................      $237,515               $216,915
                                                         ========               ========

       Net income..................................      $ 26,469               $ 19,507
                                                         ========               ========

       Earnings available to common stock..........      $ 24,690               $ 18,993
                                                         ========               ========

       Earnings per common share:
            Basic..................................      $   0.62               $   0.48
                                                         ========               ========
            Diluted................................      $   0.61               $   0.47
                                                         ========               ========


     On February 25, 1998, the Company entered into an agreement with EEX Corporation to acquire producing properties and undeveloped acreage in the East Texas Basin for $265 million ("EEX Acquisition"). The transaction is anticipated to close in late April 1998 with an effective date of January 1, 1998. The preliminary purchase price of $265 million is expected to be reduced to $245 million by purchase price adjustments. The acquisition is also subject to third party consents and other typical purchase price adjustments. The Company plans to finance the acquisition through bank lines of credit.


11.  QUARTERLY FINANCIAL DATA (Unaudited)

     The following are summarized quarterly financial data for the years ended December 31, 1997 and 1996 (in thousands, except per share data):

                                                Quarter
                                   ---------------------------------
                                     1st      2nd      3rd      4th
                                   -------  -------  -------  -------
1997
---------------------------------
     Revenues....................  $53,494  $45,969  $44,086  $57,123
     Gross profit (a)............  $25,833  $17,044  $14,594  $24,225
     Earnings available to
       common stock..............  $10,650  $ 3,735  $ 2,779  $ 6,741
     Earnings per common share
       Basic.....................  $  0.26  $  0.09  $  0.07  $  0.17
       Diluted...................  $  0.25  $  0.09  $  0.07  $  0.17
     Average shares outstanding..   40,395   39,498   39,581   39,629
1996
---------------------------------
     Revenues....................  $36,081  $36,735  $39,201  $49,374
     Gross profit (a)............  $13,482  $13,606  $14,240  $23,137
     Earnings available to
       common stock..............  $ 4,671  $ 1,807  $ 4,647  $ 8,665
     Earnings per common share
       Basic.....................  $  0.11  $  0.04  $  0.12  $  0.23
       Diluted...................  $  0.11  $  0.04  $  0.11  $  0.22
     Average shares outstanding..   41,402   41,171   39,644   37,465

     (a) Revenues less expenses, other than general and administrative, net interest expense and income tax.

12. SUPPLEMENTARY FINANCIAL INFORMATION FOR OIL AND GAS PRODUCING ACTIVITIES (Unaudited)

     All of the Company's operations are directly related to oil and gas producing activities located in the United States.

     Costs Incurred Related to Oil and Gas Producing Activities

     The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes (in thousands):

                                   1997      1996      1995
                                 --------  --------  --------
    Acquisitions:
       Producing properties....  $251,663  $105,252  $130,929
       Undeveloped properties..     3,964       563       413
    Development (a)............    86,555    44,758    20,797
    Exploration (b)............     2,088       280       264
                                 --------  --------  --------
    Total......................  $344,270  $150,853  $152,403
                                 ========  ========  ========

    (a) Includes $800,000 of capitalized interest in 1997. No interest was capitalized in prior years.
    (b) Includes geological and geophysical costs of $1,672,000, $103,000 and $169,000 in 1997, 1996 and 1995, respectively.


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



                                                        Oil             Gas         Natural Gas
                                                       (Bbls)          (Mcf)     Liquids (Bbls) (a)
                                                  ----------------  -----------  ------------------
PROVED RESERVES                                                    (in thousands)

  December 31, 1994.............................           33,581      177,061
    Revisions...................................            1,314        4,507
    Extensions, additions and discoveries.......            6,378       41,899
    Production..................................           (3,532)     (28,619)
    Purchases in place..........................            3,056      170,711
    Sales in place..............................             (809)      (7,489)
                                                       ----------   ----------

  December 31, 1995.............................           39,988      358,070
    Revisions...................................            2,361       29,379
    Extensions, additions and discoveries.......            2,220       37,480
    Production..................................           (3,508)     (37,275)
    Purchases in place..........................            1,552      153,400
    Sales in place..............................             (173)        (516)
                                                       ----------   ----------

  December 31, 1996.............................           42,440      540,538                   -
    Revisions...................................             (989)     (14,182)                  -
    Extensions, additions and discoveries.......            9,263      112,906                   -
    Production..................................           (3,980)     (49,587)                (80)
    Purchases in place..........................            3,195      248,040              13,890
    Sales in place..............................           (2,075)     (21,940)                  -
                                                       ----------   ----------          ----------

  December 31, 1997.............................           47,854      815,775              13,810
                                                       ==========   ==========          ==========

  PROVED DEVELOPED RESERVES

  December 31, 1994.............................           26,948      164,169
                                                       ==========   ==========

  December 31, 1995.............................           28,946      320,230
                                                       ==========   ==========

  December 31, 1996.............................           31,883      466,412
                                                       ==========   ==========

  December 31, 1997.............................           33,835      677,710              11,494
                                                       ==========   ==========          ==========

  STANDARDIZED MEASURE OF DISCOUNTED FUTURE                         December 31
                                                       -------------------------------------
    NET CASH FLOWS RELATING TO PROVED RESERVES            1997         1996          1995
                                                       ----------   ----------    ----------
                                                                    (in thousands)
  Future cash inflows...........................       $2,604,453   $2,634,641    $1,322,345
  Future costs:.................................
    Production..................................         (979,317)    (819,780)     (536,831)
    Development.................................         (140,594)     (77,837)      (72,607)
                                                       ----------   ----------    ----------
  Future net cash flows before income tax.......        1,484,542    1,737,024       712,907
  Future income tax.............................         (291,375)    (450,987)     (131,019)
                                                       ----------   ----------    ----------
  Future net cash flows.........................        1,193,167    1,286,037       581,888
  10% annual discount...........................         (551,058)    (579,556)     (246,732)
                                                       ----------   ----------    ----------

  Standardized measure (b)......................       $  642,109   $  706,481    $  335,156
                                                       ==========   ==========    ==========

  (a) Proved reserves attributable to natural gas liquids were not considered significant prior to the Amoco Acquisition in December 1997 (Note 10). Natural gas liquids proved reserves as disclosed include only San Juan Basin properties purchased in this acquisition.
  (b) Before income tax, the standardized measure (or discounted present value of future net cash flows) was $782,322,000 $946,150,000 and $405,706,000 at December 31, 1997, 1996 and 1995, respectively.


CHANGES IN STANDARDIZED MEASURE OF
DISCOUNTED FUTURE NET CASH FLOWS              1997        1996       1995
                                           ----------  ----------  ---------
                                                     (in thousands)

  Standardized measure, January 1........  $ 706,481   $ 335,156   $213,146
                                           ---------   ---------   --------
  Revisions:
    Prices and costs.....................   (388,559)    360,053     67,528
    Quantity estimates...................     55,497      34,099      8,709
    Accretion of discount................     86,845      37,291     22,242
    Future development costs.............   (120,073)    (36,267)   (41,416)
    Income tax...........................     99,455    (169,118)   (36,109)
    Production rates and other...........     (1,614)       (155)    (2,682)
                                           ---------   ---------   --------
      Net revisions......................   (268,449)    225,903     18,272
  Extensions, additions and discoveries..     92,582      49,802     44,135
  Production.............................   (125,343)    (97,106)   (56,909)
  Development costs......................     73,062      33,484     16,616
  Purchases in place (a).................    207,387     160,670    106,137
  Sales in place.........................    (43,611)     (1,428)    (6,241)
                                           ---------   ---------   --------
      Net change.........................    (64,372)    371,325    122,010
                                           ---------   ---------   --------

  Standardized measure, December 31......  $ 642,109   $ 706,481   $335,156
                                           =========   =========   ========

  (a) Based on the year-end present value (at year-end prices and costs) plus the cash flow received from such properties during the year, rather than the estimated present value at the date of acquisition.

     Year-end oil prices used in the estimation of proved reserves and calculation of the standardized measure were $15.50, $24.25, $18.00, and $16.00 per Bbl at December 31, 1997, 1996, 1995 and 1994, respectively. Year-end average gas prices were $2.20, $3.02, $1.68, and $1.66 per Mcf at December 31, 1997, 1996, 1995 and 1994. Year-end average natural gas liquids prices were $11.07 at December 31, 1997. Proved oil and gas reserves and the standardized measure at December 31, 1997 include 375,000 Bbls and 8,790,000 Mcf, and $9,286,000, respectively, attributable to the Company's 22% ownership of the Royalty Trust (Note 10).

     Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions during 1997 are primarily the result of proved undeveloped reserve additions attributable to increased development costs. Quantity estimate revisions during 1996 are primarily the effect of the extended economic life of proved reserves that resulted from development workovers and higher year-end oil and gas prices.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cross Timbers Oil Company

We have audited the accompanying consolidated balance sheets of Cross Timbers Oil Company and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

As described in Note 1, effective October 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 18, 1998

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 1998.

                                   CROSS TIMBERS OIL COMPANY



                                   By           Bob R. Simpson
                                      --------------------------------------
                                       Bob R. Simpson, Chairman of the Board
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 1998.



PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)            DIRECTORS



              Bob R. Simpson                         J. Luther King, Jr.
---------------------------------------      -----------------------------------
 Bob R. Simpson, Chairman of the Board              J. Luther King, Jr.
     and Chief Executive Officer



          Steffen E. Palko                               Jack P. Randall
---------------------------------------      -----------------------------------
    Steffen E. Palko, Vice Chairman                      Jack P. Randall
      of the Board and President



           J. Richard Seeds                             Scott G. Sherman
---------------------------------------      -----------------------------------
           J. Richard Seeds,                            Scott G. Sherman
       Executive Vice President





          PRINCIPAL FINANCIAL OFFICER        PRINCIPAL ACCOUNTING OFFICER




           Louis G. Baldwin                           Bennie G. Kniffen
---------------------------------------      -----------------------------------
Louis G. Baldwin, Senior Vice President               Bennie G. Kniffen,
     and Chief Financial Officer                    Senior Vice President
                                                        and Controller

                                 INDEX TO EXHIBITS

Exhibit
  No.                              Description                             Page
--------   -----------------------------------------------------------    ------

  3.1 Certificate of Incorporation of Cross Timbers Oil Company, as amended through and restated on May 18, 1994 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-8, File No. 33-81766)

  3.2 Bylaws of Cross Timbers Oil Company (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, File No. 33-59820)

  4.1 Form of Certificate of Designations of Series A Convertible Preferred Stock, par value $.01 per share (incorporated by reference to Exhibit 4 to Form 8-A/A, Amendment No. 1, dated September 3, 1996)

  4.2 Indenture dated as of April 1, 1997, between Cross Timbers Oil Company and The Bank of New York, as Trustee for the
           9 1/4% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Registration Statement of Form S-4, File No. 333-26603).

  4.3 Indenture, dated as of October 28, 1997, between Cross Timbers Oil Company and the Bank of New York, as Trustee for the 8 3/4% Senior Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-39097).

 10.1 Revolving Credit Agreement dated November 21, 1997, between Cross Timbers Oil Company and certain commercial banks named therein (incorporated by reference to Exhibit 99.1 to Form 8-K dated December 1, 1997)

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

 10.7 Form of grant under 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, File No. 33-81766)

 10.8      1997 Stock Incentive Plan, as amended February 25, 1998

Exhibit
  No.                              Description                             Page
--------   -----------------------------------------------------------    ------

 10.9      Form of grant under 1997 Stock Incentive Plan, as amended
           February 25, 1998

           a. Employee option grant
           b. Employee performance share grant
           c. Non-employee director option grant
           d. Non-employee director performance share grant
           e. Amendment to award agreements under the 1997 Stock
              Incentive Plan

 10.10 Registration Rights Agreement among Cross Timbers Oil Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

 10.11 Warrant Agreement dated December 1, 1997 by and between Cross Timbers Oil Company and Amoco Corporation

 12.1      Computation of Ratio of Earnings to Fixed Charges

 21.1      Subsidiaries of Cross Timbers Oil Company

 23.1      Consent of Arthur Andersen LLP

 23.2      Consent of Miller and Lents, Ltd.



--------------------------------

     Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, Cross Timbers Oil Company, 810 Houston St., Suite 2000, Fort Worth, Texas 76102.