Form 10-Q
period 1998-03-31
CROSS TIMBERS OIL CO
filed 1998-05-15
CIK 868809

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q



    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGEACT OF 1934

                For the quarterly period ended  MARCH 31, 1998
                                                --------------


                                      OR



   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10662
                                                -------


                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)



                   Delaware                                75-2347769
        ----------------------------                   -------------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)



        810 Houston Street, Suite 2000, Fort Worth, Texas       76102
        -------------------------------------------------       -----
            (Address of principal executive offices)          (Zip Code)


                                (817) 870-2800
             -----------------------------------------------------
             (Registrant's telephone number, including area code)


                                     NONE
         ------------------------------------------------------------
  (Former name, former address and former fiscal year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Class                         Outstanding as of May 1, 1998
      -----------------------------            -----------------------------
      Common stock, $.01 par value                       46,419,022


================================================================================

                           CROSS TIMBERS OIL COMPANY
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998



                                     INDEX



                                                                       Page
                                                                       ----

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets
            at March 31, 1998 and December 31, 1997...................  3

          Consolidated Statements of Operations
            for the Three Months Ended March 31, 1998 and 1997........  4

          Consolidated Statements of Cash Flows
            for the Three Months Ended March 31, 1998 and 1997........  5

          Notes to Consolidated Financial Statements..................  6

          Report of Independent Public Accountants.................... 11

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations............. 12


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................ 16

          Signatures.................................................. 18

                                                   PART I. FINANCIAL INFORMATION

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)                                     MARCH 31,
                                                     1998            DECEMBER 31,
                                                  (Unaudited)           1997
                                                 --------------     -------------
ASSETS
Current Assets:
 Cash and cash equivalents.......................$       11,570     $       3,816
 Accounts receivable, net........................        38,318            43,996
 Investment in equity securities (Note 2)........         6,884               -
 Deferred income tax benefit.....................           362               445
 Other current assets............................         5,995             3,905
                                                 --------------     -------------
    Total Current Assets.........................        63,129            52,162
                                                 --------------     -------------

Property and Equipment, at cost - successful
  efforts method:
 Producing properties............................       987,459           931,259
 Undeveloped properties..........................         6,765             6,406
 Gas gathering and other.........................        24,855            23,703
                                                 --------------     -------------
    Total Property and Equipment.................     1,019,079           961,368
 Accumulated depreciation, depletion and
  amortization...................................      (252,357)         (237,532)
                                                 --------------     -------------
    Net Property and Equipment...................       766,722           723,836
                                                 --------------     -------------

Other Assets.....................................        12,054            12,457
                                                 --------------     -------------

TOTAL ASSETS.....................................$      841,905     $     788,455
                                                 ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities........$       53,162     $      52,266
 Payable to Royalty Trust........................         1,398             2,073
 Accrued stock incentive compensation............           727               554
                                                 --------------     -------------
    Total Current Liabilities....................        55,287            54,893
                                                 --------------     -------------

Long-term Debt (Note 3)..........................       605,000           539,000
                                                 --------------     -------------

Deferred Income Taxes Payable....................        18,883            21,320
                                                 --------------     -------------

Other Long-term Liabilities......................         2,917             2,999
                                                 --------------     -------------

Commitments and Contingencies (Note 4)

Stockholders' Equity:
 Series A convertible preferred stock ($.01 par
  value, 25,000,000 shares authorized, 1,138,729
  issued, at liquidation value of $25)...........        28,468            28,468
 Common stock ($.01 par value, 100,000,000 shares
   authorized, 46,634,494 and 46,310,710 shares
   issued).......................................           466               463
 Additional paid-in capital......................       212,578           210,954
 Treasury stock (7,485,651 and 6,860,779 shares).       (86,958)          (76,656)
 Retained earnings...............................         5,264             7,014
                                                 --------------     -------------
    Total Stockholders' Equity...................       159,818           170,243
                                                 --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......$      841,905     $     788,455
                                                 ==============     =============


          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1998            1997
                                                      ------------    ------------
REVENUES

 Oil and condensate.................................. $     15,062    $     19,914
 Gas and natural gas liquids.........................       32,992          29,524
 Gas gathering, processing and marketing.............        1,652           2,733
 Other...............................................          915           1,323
                                                      ------------    ------------
 Total Revenues......................................       50,621          53,494
                                                      ------------    ------------
EXPENSES

 Production..........................................       12,508          10,343
 Exploration.........................................        1,368           -
 Taxes on production and property....................        5,104           4,177
 Depreciation, depletion and amortization............       15,582          10,969
 General and administrative..........................        2,014           3,535
 Gas gathering and processing........................        2,132           2,098
 Interest, net.......................................       11,251           5,275
 Trust development costs.............................          267              74
                                                      ------------    ------------
 Total Expenses......................................       50,226          36,471
                                                      ------------    ------------

INCOME BEFORE INCOME TAX.............................          395          17,023
                                                      ------------    ------------
INCOME TAX

 Current.............................................           -              256
 Deferred............................................          134           5,672
                                                      ------------    ------------
 Total Income Tax....................................          134           5,928
                                                      ------------    ------------

NET INCOME...........................................          261          11,095

 Preferred Stock Dividends...........................          445             445
                                                      ------------    ------------
EARNINGS (LOSS) AVAILABLE TO COMMON STOCK............ $       (184)   $     10,650
                                                      ============    ============

EARNINGS PER COMMON SHARE (Note 6)

 Basic............................................... $       0.00    $       0.26
                                                      ============    ============
 Diluted............................................. $       0.00    $       0.25
                                                      ============    ============

DIVIDENDS DECLARED PER COMMON SHARE.................. $       0.04    $      0.037
                                                      ============    ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........       39,046          40,395
                                                      ============    ============



          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(in thousands)
(Note 5)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          1998            1997
                                                      ------------    ------------
OPERATING ACTIVITIES

 Net income...........................................$        261    $     11,095
 Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation, depletion and amortization.........      15,582          10,969
     Exploration......................................       1,368             -
     Stock incentive compensation.....................         173             266
     Deferred income tax..............................         134           5,672
     Gain on investment in equity securities..........        (652)         (1,209)
     Other non-cash items.............................         (62)            408
 Changes in working capital (a).......................      (5,320)         11,939
                                                      ------------    ------------
 CASH PROVIDED BY OPERATING ACTIVITIES................      11,484          39,140
                                                      ------------    ------------

INVESTING ACTIVITIES

 Proceeds from sale of equity securities..............         -             7,039
 Investment in equity securities......................         -            (6,479)
 Proceeds from sale of property and equipment.........          89             501
 Property acquisitions................................     (45,819)        (21,462)
 Exploration and development costs....................      (9,796)        (17,368)
 Gas plant, gathering and other additions.............      (1,147)           (860)
                                                      ------------    ------------
 CASH USED BY INVESTING ACTIVITIES....................     (56,673)        (38,629)
                                                      ------------    ------------

FINANCING ACTIVITIES

 Proceeds from long-term debt.........................     162,500          62,500
 Payments on long-term debt...........................     (96,500)        (47,130)
 Dividends............................................      (1,895)         (1,870)
 Net proceeds (disbursements) related to stock option
  exercises...........................................      (1,023)            118
 Purchase of treasury stock...........................     (10,139)        (17,763)
                                                      ------------    ------------

 CASH PROVIDED (USED) BY FINANCING ACTIVITIES.........      52,943          (4,145)
                                                      ------------    ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......       7,754          (3,634)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........       3,816           3,937
                                                      ------------    ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD..............$     11,570    $        303
                                                      ============    ============
(a) CHANGES IN WORKING CAPITAL
     Accounts receivable..............................$      6,126    $      8,522
     Investment in equity securities..................      (6,233)            -
     Inventory........................................          93            (181)
     Other current assets.............................      (2,215)          1,051
     Accounts payable, accrued liabilities and payable
      to Royalty Trust................................      (3,091)          2,547
                                                      ------------    ------------

    DECREASE (INCREASE) IN WORKING CAPITAL........... $     (5,320)   $     11,939
                                                      ============    ============

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1997, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1998 and the results of operations and cash flows of the Company for the three months ended March 31, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1997 annual report on Form 10-K.


2. INVESTMENT IN EQUITY SECURITIES

   In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired during first quarter 1998 have been recorded as trading securities since such securities were principally held for resale in the near future. Accordingly, such investment at March 31, 1998 has been recorded as a current asset at market value, unrealized holding gains and losses have been recognized in the consolidated statement of operations and cash flows from purchases and sales of equity securities have been included in cash provided by operating activities.

   Prior to 1998, the Company's investments in equity securities were recorded as available-for-sale securities. As a result, such investments were recorded as long-term assets at market value, unrealized holding gains and losses were recorded as a separate component of stockholders' equity and cash flows from purchases and sales of equity securities were included in cash provided (used) by investing activities. See Note 7. Realized gains on the sale of equity securities were $48,000 and $1,208,000 during the three months ended March 31, 1998 and 1997, respectively.


3. LONG-TERM DEBT

   On April 17, 1998, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"), the borrowings under which mature on June 30, 2003. After the closing of the EEX Acquisition on April 24, 1998 (Note
10), the borrowing base and commitment was $560 million. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement.

   On March 31, 1998, outstanding bank borrowings and short-term borrowings were $293 million and $12 million respectively. Short-term borrowings at March 31, 1998 are classified as long-term debt because of the Company's ability and intent to refinance this debt on a long-term basis. After the closing of the EEX Acquisition and repayment of bank debt from net proceeds of the sale of common stock on April 27, 1998 (Note 5), outstanding bank debt and unused borrowing capacity were $355 million and $205 million, respectively.


4. COMMITMENTS AND CONTINGENCIES

Gas Sales Commitments

   In May 1998, the Company exchanged its floor prices for increased ceiling prices on its outstanding gas price collars. As a result, the Company has ceiling prices of $2.50 for 30,000 Mcf per day in July, $2.56 for 40,000 Mcf per day in August, $2.50 for 30,000 Mcf per day in September, $2.98 for 20,000 Mcf per day in October and $2.99 for 32,000 Mcf per day in February 1999. Gas price collars had no effect on April gas prices; gas price collars for May and June were effectively terminated.

   The Company has also entered into futures contracts to sell 60,000 Mcf per day in May at a weighted average price of $2.51 per Mcf, 70,000 Mcf per day in June through August at $2.54 per Mcf, 60,000 Mcf per day in September at $2.57 per Mcf and 30,000 Mcf per day in October at $2.65 per Mcf.

   Prices to be realized by the Company for hedged production will be less than these hedged prices because of location, quality and other adjustments. The Company has entered into contracts to fix its Oklahoma delivery point differential ("basis") at a weighted average of $0.15 per Mcf for 30,000 Mcf per day in May and $0.18 per Mcf for 10,000 Mcf per day in June. The Company also has entered into basis swap agreements that effectively fix the San Juan Basin basis at $0.27 per Mcf for 20,000 Mcf per day in April through March 1999 and 10,000 Mcf per day from April 1999 through December 2000.

   The Company has committed to sell all gas production from certain properties in the EEX Acquisition (Note 10) to EEX Corporation at market prices from May 1, 1998 through the earlier of December 31, 2001, or until a total of approximately
34.3 billion cubic feet (27.8 billion cubic feet net to the Company's interest) of gas has been delivered. Based on current production, this sales commitment is approximately 24,700 Mcf (20,000 Mcf net to the Company's interest) per day.

Litigation

   In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. On or about March 30, 1998, the plaintiffs dismissed the action without prejudice. On April 3, 1998, the same plaintiffs, along with additional parties, filed a similar class action lawsuit against the Company in the District Court of Dewey County, Oklahoma, styled Booth, et al. v. Cross Timbers Oil Company. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting of the monies allegedly owed to them. The Company has filed a motion to dismiss the action due to lack of proper venue. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the accompanying financial statements.


5. COMMON STOCK OFFERING

   On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.3 million were used to partially repay bank debt used to fund the EEX Acquisition that closed on April 24, 1998 (Note 10). The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on February 25, 1998. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million.


6. COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

   On February 25, 1998, the Company effected a three-for-two common stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

   The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):



                                                          Three Months Ended March 31,
                                        -----------------------------------------------------------------
                                                     1998                            1997
                                        -------------------------------    ------------------------------
                                                              Earnings                         Earnings
                                       Earnings   Shares (a)  per Share    Earnings   Shares    per Share
                                       ---------  ----------  ---------    --------   -------   ---------
Basic:
  Net income.......................    $     261                           $ 11,095
  Preferred stock dividends........         (445)                              (445)
                                       ---------                           --------
  Earnings available to
        common stock - basic.......         (184)     39,046  $    0.00      10,650    40,395   $    0.26
                                                              =========                         =========
Diluted:
  Effect of dilutive securities:
     Stock options.................          -           703                    -         741
     Preferred stock (b)...........          -           -                      445     2,460
     Warrants......................          -            60                    -         -
     5 1/4% convertible
        subordinated notes.........          -           -                       46       459
                                       ---------  ----------               --------   -------
  Earnings available to
        common stock - diluted.....    $    (184)     39,809  $     .00(c) $ 11,141    44,055   $    0.25
                                       =========  ==========  =========    ========   =======   =========

(a)  The Company sold 7,203,450 shares of common stock on April 27, 1998 (Note
     5).
(b) Based on common shares outstanding at May 1, 1998, potential conversion of Series A convertible preferred stock becomes dilutive to earnings per share at annual and quarterly earnings to common stock levels exceeding approximately $33.6 million and $8.4 million, respectively.
(c) Because of the loss, convertible securities have an antidilutive effect on loss per share.


7. COMPREHENSIVE INCOME

   In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the following are components of comprehensive income (in thousands):

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1998             1997
                                               -----------      -----------

   Net income................................. $       261      $    11,095
                                               -----------      -----------

   Other comprehensive income -
     Unrealized gain (loss) on securities:
       Unrealized holding gain (loss).........         604             (415)
       Less unrealized holding gain included
         in net income........................        (604)             -
                                               -----------      -----------
     Total other comprehensive income
       (loss) before tax......................         -               (415)
     Income tax benefit related to items of
       other comprehensive income (loss)......         -                141
                                               -----------      -----------
   Total other comprehensive income (loss)....         -               (274)
                                               -----------      -----------
   Total comprehensive income................. $       261      $    10,821
                                               ===========      ===========

8.  SUPPLEMENTAL CASH FLOW INFORMATION

    The following are total interest and income tax payments during each of the periods (in thousands):



                                    Three Months Ended March 31,
                                    ----------------------------
                                       1998              1997
                                    -----------      -----------



          Interest                  $     4,476      $     5,019
          Income tax                         64              392



    The accompanying consolidated statements of cash flows excludes the following non-cash equity transactions during the three-month periods ended March 31, 1998 and 1997:

    - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 2,892,363 shares of common stock in January 1997
    - Vesting of 81,000 and 154,125 performance shares in 1998 and 1997, respectively, and issuance of 7,875 performance shares in 1997(Note 9)
    - Receipt of 8,294 shares (valued at $162,000) and 16,939 shares (valued at $222,000) of common stock for the option price of exercised stock options in 1998 and 1997, respectively


9.  STOCK INCENTIVE PLANS

    In February 1998, 216,000 stock options were granted that vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting of half the options when the common stock price first closed above $20 on March 26, 1998 and of the remainder when the common stock price first closes above $25. On March 26, 1998, 81,000 performance shares also vested. All compensation related to these performance shares was recorded as of December 31, 1997.


10. ACQUISITIONS

    From July 1996 through January 1998, the Company purchased 1,360,000, or 22.7%, of the outstanding units of beneficial interest in the Cross Timbers Royalty Trust ("Units") at a cost of $18.7 million, funded primarily with bank debt. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding Units.

    On May 14, 1997, the Company acquired primarily gas-producing properties in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million from a subsidiary of Burlington Resources Inc. The properties are primarily operated interests. The Company funded the acquisition with bank debt and cash flow from operations.

    On December 1, 1997, the Company acquired interests in certain producing oil and gas properties in the San Juan Basin of New Mexico from a subsidiary of Amoco Corporation ("Amoco") for $252 million, including warrants to purchase 937,500 shares of the Company's common stock at a price of $15.31 per share for a period of five years. After adjustments for other acquisition costs, estimated cash flows through date of closing and preferential purchase rights exercised by third parties, the properties were purchased for approximately $195 million, including approximately $5.7 million value for the warrants. Amoco elected to accept certain producing properties owned by the Company valued at $15.7 million in lieu of cash, reducing cash consideration to $173.6 million, which was funded through bank lines of credit. Additional purchase price revisions may result from customary post-closing adjustments.

   On April 24, 1998, the Company acquired producing properties and undeveloped acreage in the East Texas Basin from EEX Corporation ("EEX Acquisition") for $265 million. The purchase price of $265 million is expected to be reduced to $245 million by purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24,1998. A $26.5 million deposit was paid to EEX Corporation in February 1998 and has been included in producing properties in the accompanying consolidated balance sheet at March 31, 1998. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production from certain properties acquired in the EEX Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. Each December, beginning in 1998, the Company has the option to repurchase a portion of this production payment. The cost of the EEX Acquisition (net of the production payment sold) of $215 million was funded by borrowings under the loan agreement (Note 3) which were partially repaid by proceeds from the sale of common stock (Note 5).

   These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 1998 and 1997 and the year ended December 31, 1997, as if these acquisitions and the April 1998 sale of common stock had been consummated as of January 1, 1998 and 1997. These pro forma results are not necessarily indicative of future results.

                                                   Pro Forma (Unaudited)
                                           --------------------------------------
                                            Three Months Ended
                                                  March 31,           Year Ended
                                           --------------------      December 31,
                                             1998         1997           1997
                                           -------      -------      ------------
     Revenues............................  $69,432      $94,052        $331,560
                                           =======      =======        ========
     Net income..........................  $ 3,681      $20,877        $ 52,264
                                           =======      =======        ========
     Earnings available to common stock..  $ 3,236      $20,432        $ 50,485
                                           =======      =======        ========
     Earnings per common share
        Basic............................  $  0.07      $  0.43        $   1.07
                                           =======      =======        ========
        Diluted..........................  $  0.07      $  0.41        $   1.05
                                           =======      =======        ========
     Weighted average shares outstanding    46,250       47,598          46,976
                                           =======      =======        ========

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:



We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of March 31, 1998 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cross Timbers Oil Company as of December 31, 1997 included in the Company's 1997 annual report on Form 10-K, and in our report dated March 18, 1998, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1997 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
April 20, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with management's discussion and analysis contained in the Company's 1997 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
---------------------------------
                                      THREE MONTHS ENDED MARCH 31,
                                  ----------------------------------
                                                           Increase
                                    1998         1997     (Decrease)
                                  ---------    ---------  ----------

TOTAL PRODUCTION
 Oil (Bbls)....................    1,076,292      932,323    15.4%
 Gas (Mcf).....................   15,900,715   11,272,073    41.1%
 Natural gas liquids (Bbls)....      209,876            -       -
 Mcfe..........................   23,617,723   16,866,011    40.0%

AVERAGE DAILY PRODUCTION
 Oil (Bbls)....................       11,959       10,359    15.4%
 Gas (Mcf).....................      176,675      125,245    41.1%
 Natural gas liquids (Bbls)....        2,332            -       -
 Mcfe..........................      262,419      187,400    40.0%

AVERAGE SALES PRICE
 Oil per Bbl...................  $     13.99  $     21.36  (34.5)%
 Gas per Mcf...................  $      1.96  $      2.62  (25.2)%
 Natural gas liquids per Bbl...  $      8.47            -       -

--------------------------------
     Bbl  -  Barrel
     Mcf  -  Thousand cubic feet
     Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

     Total oil production increased primarily because of new wells drilled and workovers. Increased gas production is primarily attributable to the 1997 acquisitions, new wells drilled and workovers, partially offset by sold properties and natural decline.

     The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $13.73 per barrel for first quarter 1998, compared to $21.01 for first quarter 1997. The Company's average oil price includes oil marketing margins, which are partially offset by lower priced sour crude sales and transportation charges. During fourth quarter 1996 and first quarter 1997, oil prices reached their highest levels since the 1990 Persian Gulf War. This is contrasted against first quarter 1998 oil prices that hit a decade-low WTI price of $11.00 in late March. Following the curtailment of production by some of the major oil exporting countries, oil prices have partially rebounded, with an average posted WTI price of $13.13 for April 1998. OPEC recently announced that they would meet again in June 1998 to negotiate further curtailments if oil prices did not improve in the interim.

     After reaching their highest levels since 1985, natural gas prices were relatively high during most of 1997 until dropping in December. Prices remained lower through most of first quarter 1998, primarily because of an abnormally mild winter in the central and eastern U.S. and elevated storage levels. During late March and April 1998, gas prices partially rebounded to levels above those for comparable 1997 periods. The Company uses price-hedging arrangements to reduce price-risk on a portion of its gas production; see Note 4 to Consolidated Financial Statements.

RESULTS OF OPERATIONS

     First quarter 1998 net income was $300,000, compared to net income of $11.1 million for first quarter 1997. After preferred dividends, the loss available to common stock was $200,000 for first quarter 1998, compared to earnings available to common stock of $10.7 million for first quarter 1997. This large decline in earnings was primarily the result of significantly lower oil and gas prices.

     Total revenues for the 1998 quarter were $50.6 million, a 5% decrease from first quarter 1997 revenues of $53.5 million. Oil revenue decreased $4.9 million (24%) because of the 35% decrease in average prices, partially offset by the 15% increase in production. Gas and natural gas liquids revenue increased $3.5 million (12%) as a result of gas liquids revenue of $1.8 million attributable to the December 1997 Amoco Acquisition and the 41% increase in gas production, largely offset by the 25% decrease in average prices. Gas gathering, processing and marketing revenues decreased $1.1 million (40%) primarily because of reduced gas processing and marketing margins.

     Other revenues decreased from $1.3 million in first quarter 1997 to $900,000 in first quarter 1998, primarily because of the gain on sale of equity securities of $1.2 million in first quarter 1997 exceeding the unrealized holding gain on securities of $600,000 in first quarter 1998. See Note 2 to Consolidated Financial Statements.

     Expenses for first quarter 1998 totaled $50.2 million, a 38% increase compared to total expenses of $36.5 million for the first quarter of 1997. Production expense increased $2.2 million (21%) and depreciation, depletion and amortization ("DD&A") increased $4.6 million (42%) primarily because of the 1997 acquisitions and development program. Taxes on production and property increased $900,000 (22%) primarily because of increased property taxes and gas
revenues related to the 1997 acquisitions.   First quarter 1998 results also
include $1.4 million of exploration expense, which is primarily composed of seismic and other geological and geophysical costs related to the 1998 exploration program. Exploration costs were not significant prior to second quarter 1997.

     General and administrative expense ("G&A") decreased $1.5 million (43%) because of an increase in G&A allocated to production expense, partially offset by increased salaries and expenses due to Company growth through acquisitions and development activity. The increased allocation of G&A to production expense is directly related to the Company's increased operated well count.

     Interest expense increased $6.0 million (113%) because of borrowings to fund the 1997 acquisitions and an increase in the weighted average interest rate from 6.9% in first quarter 1997 to 8% in first quarter 1998. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April and October 1997.

COMPARATIVE EXPENSES PER MCF EQUIVALENT PRODUCTION

     The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                                             Increase
                                           1998     1997    (Decrease)
                                          -----    -----    ----------

        Production........................$0.53    $0.61       (13%)
        Taxes on production and property.. 0.22     0.25       (12%)
        Depreciation, depletion and
          amortization (DD&A) (a)......... 0.63     0.62         2%
        General and administrative (G&A).. 0.09     0.21       (57%)
        Interest.......................... 0.48     0.31        55%

--------------------------------
     (a) Includes only DD&A directly related to oil and gas production.

The following are explanations of variances of expenses on an Mcfe basis:

     Production- Decreased production expense per Mcfe is because of lower operating costs of gas-producing properties acquired in 1997, the timing of workovers and operating efficiencies initiated after acquiring operated properties.

     Taxes on production and property- Decreased taxes per Mcfe are primarily because of decreased production taxes resulting from lower oil and gas prices, partially offset by an increase in purchaser deductions from gas revenue.

     DD&A- Increased DD&A per Mcfe is primarily related to increased 1997 producing property acquisition and development costs and updated proved reserve estimates as of December 31, 1997.

     G&A- Decreased G&A per Mcfe is the result of production growth outpacing Company personnel requirements and other administrative expenses. Excluding stock incentive compensation, G&A per Mcfe was $0.08 and $0.19 for the first quarter of 1998 and 1997, respectively.

     Interest- Increased interest expense per Mcfe is because of an 89% increase in the weighted average principal outstanding to fund the 1997 acquisitions, as well as a 16% increase in the weighted average interest rate. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April and October 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL

     Cash provided by operating activities was $11.5 million for the first quarter of 1998 compared to $39.1 million for the first quarter of 1997. Operating cash flow (defined as cash provided by operating activities before changes in working capital) decreased 38% from $27.2 million for the first quarter of 1997 to $16.8 million for the same 1998 period primarily because of the decline in oil and gas prices.

     During the quarter ended March 31, 1998, proceeds from bank and short-term borrowings of $162.5 million and operating activities of $11.5 million were used to fund property acquisitions, development costs and other capital additions of $56.7 million, debt payments of $96.5 million, treasury stock purchases of $10.1 million, net disbursements related to stock option exercises of $1 million and dividends of $1.9 million. The resulting increase in cash and cash equivalents for the period was $7.8 million.

     Other significant changes in current assets during the first three months of 1998 were a $6.9 million increase in investment in equity securities resulting from purchases and market value appreciation, net of sales, and a $2.1 million increase in other current assets primarily because of increased tubular stocks. Accounts receivable decreased $5.7 million because of lower product prices, partially offset by increased production.

     Total current liabilities increased $400,000 during first quarter 1998 primarily because of a $3 million increase in drilling and development related payables, largely offset by lower gas gathering, processing and marketing payables attributable to lower gas prices.

ACQUISITIONS AND DEVELOPMENT

     Exploration and development costs incurred by the Company for the first three months of 1998 were $12.8 million; cash expenditures for exploration and development for this period totaled $9.8 million. This compares with cash expenditures for development of $17.4 million and development costs incurred of $11.7 million during the first quarter of 1997. Although actual exploration and development expenditures may vary significantly due to many factors, the Company anticipates its 1998 expenditures for exploration and development activities to be $70 to $90 million, as budgeted, with exploration expenditures of 10% to 15% of the total. Such expenditures are expected to be funded by cash flow from operations. During the quarter ended March 31, 1998, the Company purchased equity securities (for trading purposes) at a total cost of $12.6 million; proceeds from sales of equity securities totaled $6.4 million. See Note 2 to Consolidated Financial Statements.

     Since May 1996, the Board of Directors has authorized the purchase of 7.5 million shares of the Company's common stock on the open market. During first quarter 1998, the Company purchased 582,343 shares at a cost of $9.5 million, with 1.6 million remaining available to purchase.

     On April 24, 1998, the Company acquired producing properties and undeveloped acreage in the East Texas Basin from EEX Corporation ("EEX Acquisition") for $265 million. The purchase price of $265 million is expected to be reduced to $245 million by purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24, 1998. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production from certain properties acquired in the EEX Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. Each December, beginning in 1998, the Company has the option to repurchase a portion of this production payment. The cost of the EEX acquisition (net of the production payment sold) of $215 million was funded by bank borrowings which were partially repaid by proceeds from the sale of common stock. See Note 5 to Consolidated Financial Statements.

     As of the end of March, the Company had completed drilling three oil wells and six gas wells in 1998. A total of 10 recompletions and workovers were also completed in the first quarter. Because of weak oil prices, first quarter development was shifted to gas projects concentrated in Major County, Oklahoma and the Fontenelle Unit in the Green River Basin of Wyoming.

DEBT AND EQUITY

     During the first quarter of 1998, long-term debt increased $66 million to fund property acquisitions, other capital additions, investments in equity securities and treasury stock purchases. On April 17, 1998, the Company entered into a new Revolving Credit Agreement with commercial banks, the borrowings under which mature on June 30, 2003. After the closing of the EEX Acquisition on April 24, 1998, the borrowing base and commitment under the Revolving Credit Agreement was $560 million.

     Stockholders' equity at March 31, 1998 decreased $10.4 million from year-end primarily because of treasury stock purchases on the open market and shares acquired upon stock option exercises. Net income and increased stockholders' equity resulting from stock option exercises was offset by common and preferred stock dividends.

     A three-for-two common stock split was effected on February 25, 1998. All share and per share amounts have been restated for the effect of this stock split.

     On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.3 million were used to partially repay bank debt used to fund the EEX Acquisition that closed on April 24, 1998. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on February 25, 1998. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million.

COMMON STOCK DIVIDENDS

     In February 1998, the Board of Directors of the Company declared a first quarter common stock dividend of $0.04 per share, or a total of $1.6 million, paid in April 1998. Dividends paid by the Company or its predecessors were at the rate of $0.033 per common share from September 1992 through 1996 and $0.037 per common share in 1997.

                             P A R T   I I.    O T H E R   I N F O R M A T I O N

ITEMS 1.  LEGAL PROCEEDINGS

     In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. On or about March 30, 1998, the plaintiffs dismissed the action without prejudice. On April 3, 1998, the same plaintiffs, along with additional parties, filed a similar class action lawsuit against the Company in the District Court of Dewey County, Oklahoma, styled Booth, et al. v. Cross Timbers Oil Company. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting of the monies allegedly owed to them. The Company has filed a motion to dismiss the action due to lack of proper venue. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

ITEMS 2.  THROUGH 5.

     Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               Exhibit Number
               and Description                                              Page
               ---------------                                              ----

                    11   Computation of per share earnings
                         (included in Note 6 to Consolidated
                         Financial Statements)

                    15   Letter re unaudited interim financial
                         information

                         15.1  Awareness letter of Arthur Andersen LLP        19



     (b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended March 31, 1998 and through May 13, 1998:

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

               On April 14, 1998, the Company filed a report on Form 8-K dated April 13, 1998 to file, as Exhibit 5.2 to Registration Statement No. 333-46909, an opinion of counsel as to the legality of securities being offered for sale pursuant to the Prospectus Supplement dated April 13, 1998.

               On April 20, 1998, the Company filed a report on Form 8-K dated April 17, 1998 regarding the issuance of news release number 98-08 announcing earnings for the quarter ended March 31, 1998.

               On April 21, 1998, the Company filed a report on Form 8-K dated February 12, 1998 to file financial statements for the acquisition of producing properties and undeveloped acreage in the East Texas Basin from EEX Corporation, anticipated to close on April 24, 1998.

               On April 23, 1998, the Company filed a report on Form 8-K dated April 21, 1998 to file, as Exhibit 1.1 to Registration Statement No. 333-46909, the U.S. and International Purchase Agreements and related Term Sheets entered into as of April 21, 1998 in connection with securities being offered for sale pursuant to the Prospectus Supplement dated April 21, 1998.

               On April 27, 1998, the Company filed a report on Form 8-K dated April 24, 1998 regarding its acquisition of producing properties and undeveloped acreage in the East Texas Basin from EEX Corporation (including financial statements).

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY



Date: May 14, 1998                By      BENNIE G. KNIFFEN
                                     -------------------------------------------
                                                 Bennie G. Kniffen
                                        Senior Vice President and Controller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)