Form 10-Q
period 1998-06-30
CROSS TIMBERS OIL CO
filed 1998-08-14
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended  JUNE 30, 1998
                                                 -------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission File Number:  1-10662
                                                 -------


                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)


             Delaware                                            75-2347769
  -------------------------------                           --------------------
  (State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                            Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas                   76102
-------------------------------------------------                ----------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                Class                   Outstanding as of August 1, 1998
       ----------------------------     --------------------------------
       Common stock, $.01 par value               44,946,277

================================================================================

                           CROSS TIMBERS OIL COMPANY
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


                                     INDEX


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
          at June 30, 1998 and December 31, 1997                             3

         Consolidated Statements of Operations
          for the Three and Six Months Ended June 30, 1998 and 1997          4

         Consolidated Statements of Cash Flows
          for the Six Months Ended June 30, 1998 and 1997                    5

         Notes to Consolidated Financial Statements                          6

         Report of Independent Public Accountants                           12

Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                  19

Item 4.  Submission of Matters to a Vote of Security Holders                19

Item 5.  Other Information                                                  20

Item 6.  Exhibits and Reports on Form 8-K                                   20

         Signatures                                                         22

                                                 PART  I.  FINANCIAL INFORMATION
CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands)                                                         JUNE 30,
                                                                         1998      DECEMBER 31,
                                                                      (Unaudited)     1997
                                                                      -----------  -----------
ASSETS

Current Assets:
 Cash and cash equivalents..........................................  $    8,467     $   3,816
 Accounts receivable, net...........................................      48,978        43,996
 Investment in equity securities (Note 2)...........................     136,209             -
 Deferred income tax benefit........................................           -           445
 Other current assets...............................................       4,945         3,905
                                                                      ----------     ---------

  Total Current Assets..............................................     198,599        52,162
                                                                      ----------     ---------

Property and Equipment, at cost - successful efforts method:
 Producing properties...............................................   1,181,059       931,259
 Undeveloped properties.............................................       6,330         6,406
 Gas gathering and other............................................      26,710        23,703
                                                                      ----------     ---------
  Total Property and Equipment......................................   1,214,099       961,368
Accumulated depreciation, depletion and amortization................    (270,737)     (237,532)
                                                                      ----------     ---------

    Net Property and Equipment......................................     943,362       723,836
                                                                      ----------     ---------

Other Assets........................................................      13,351        12,457
                                                                      ----------     ---------

TOTAL ASSETS........................................................  $1,155,312     $ 788,455
                                                                      ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities...........................  $   54,133     $  52,266
 Payable to Royalty Trust...........................................       1,036         2,073
 Accrued stock incentive compensation...............................         491           554
 Deferred income tax................................................       1,418             -
                                                                      ----------     ---------

  Total Current Liabilities.........................................      57,078        54,893
                                                                      ----------     ---------

Long-term Debt (Note 3).............................................     804,850       539,000
                                                                      ----------     ---------

Deferred Income Tax.................................................      17,182        21,320
                                                                      ----------     ---------

Other Long-term Liabilities.........................................       2,833         2,999
                                                                      ----------     ---------

Commitments and Contingencies (Note 4)

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value, 25,000,000
  shares authorized, 1,138,729 issued at liquidation value of $25)..      28,468        28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  54,029,754 and 46,310,710 shares issued)..........................         540           463
 Additional paid-in capital.........................................     348,512       210,954
 Treasury stock (8,660,233 and 6,860,779 shares)....................    (108,358)      (76,656)
 Retained earnings..................................................       4,207         7,014
                                                                      ----------     ---------

   Total Stockholders' Equity.......................................     273,369       170,243
                                                                      ----------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..........................  $1,155,312     $ 788,455
                                                                      ==========     =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                               JUNE 30,           JUNE 30,
                                                        -------------------  ------------------
                                                          1998       1997      1998      1997
                                                        --------   --------  --------  --------
REVENUES

 Oil and condensate........................             $13,674    $18,669   $ 28,736  $38,583
 Gas and natural gas liquids...............              45,779     21,897     78,771   51,421
 Gas gathering, processing and marketing...               2,134      2,389      3,786    5,122
 Other (Note 2)............................               5,946      3,014      6,861    4,337
                                                        -------    -------   --------  -------

 Total Revenues............................              67,533     45,969    118,154   99,463
                                                        -------    -------   --------  -------
EXPENSES

 Production................................              13,581     10,787     26,089   21,130
 Exploration...............................               3,721        575      5,089      575
 Taxes, transportation and other...........               7,263      3,749     12,367    7,926
 Depreciation, depletion and amortization..              20,107     11,548     35,689   22,517
 General and administrative................               4,820      4,007      6,834    7,542
 Gas gathering and processing..............               2,103      2,059      4,235    4,157
 Interest, net.............................              13,733      6,515     24,984   11,790
 Trust development costs...................                 367        207        634      281
                                                        -------    -------   --------  -------

 Total Expenses............................              65,695     39,447    115,921   75,918
                                                        -------    -------   --------  -------

INCOME BEFORE INCOME TAX...................               1,838      6,522      2,233   23,545
                                                        -------    -------   --------  -------

INCOME TAX

 Current...................................                  20       (168)        20       88
 Deferred..................................                 614      2,510        748    8,182
                                                        -------    -------   --------  -------

 Total Income Tax..........................                 634      2,342        768    8,270
                                                        -------    -------   --------  -------

NET INCOME.................................               1,204      4,180      1,465   15,275

 Preferred Stock Dividends.................                 445        445        890      890
                                                        -------    -------   --------  -------

EARNINGS AVAILABLE TO COMMON STOCK.........             $   759    $ 3,735   $    575  $14,385
                                                        =======    =======   ========  =======

EARNINGS PER COMMON SHARE (Note 6)

 Basic.....................................             $  0.02    $  0.09   $   0.01  $  0.36
                                                        =======    =======   ========  =======
 Diluted...................................             $  0.02    $  0.09   $   0.01  $  0.36
                                                        =======    =======   ========  =======

DIVIDENDS DECLARED PER COMMON SHARE........             $  0.04    $ 0.037   $   0.08  $ 0.073
                                                        =======    =======   ========  =======
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING........................              43,940     39,498     41,506   39,944
                                                        =======    =======   ========  =======

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(in thousands)
(Note 8)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        -------------------------
                                                                                            1998        1997
                                                                                        -----------   -----------
OPERATING ACTIVITIES

 Net income............................................................                   $   1,465   $  15,275
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization............................                      35,689      22,517
   Exploration.........................................................                       5,089         575
   Stock incentive compensation........................................                       1,317       1,396
   Deferred income tax.................................................                         748       8,182
   (Gain) loss from sale of property and
    long-term investment in equity securities..........................                         100      (3,167)
   Unrealized gain on investment in equity securities..................                      (5,787)          -
   Other non-cash items................................................                         675       1,177
 Changes in working capital (a)........................................                    (132,668)      6,774
                                                                                          ---------   ---------
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........................                     (93,372)     52,729
                                                                                          ---------   ---------

INVESTING ACTIVITIES

 Proceeds from sale of long-term investment in equity securities.......                           -      17,405
 Long-term investment in equity securities.............................                           -      (6,479)
 Proceeds from sale of property and equipment..........................                         417      17,077
 Property acquisitions.................................................                    (235,812)    (62,866)
 Exploration and development costs.....................................                     (25,099)    (30,999)
 Gas plant, gathering and other additions..............................                      (4,773)     (6,796)
                                                                                          ---------   ---------
 CASH USED BY INVESTING ACTIVITIES.....................................                    (265,267)    (72,658)
                                                                                          ---------   ---------

FINANCING ACTIVITIES

 Proceeds from long-term debt..........................................                     665,150     268,250
 Payments on long-term debt............................................                    (399,300)   (214,780)
 Common stock offering.................................................                     133,304           -
 Dividends.............................................................                      (3,907)     (3,780)
 Net proceeds (disbursements) related to stock option exercises........                        (460)        280
 Purchase of treasury stock............................................                     (31,497)    (26,983)
                                                                                          ---------   ---------
 CASH PROVIDED BY FINANCING ACTIVITIES.................................                     363,290      22,987
                                                                                          ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS..................................                       4,651       3,058

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................                       3,816       3,937
                                                                                          ---------   ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................                   $   8,467   $   6,995
                                                                                          =========   =========


(a)CHANGES IN WORKING CAPITAL
    Accounts receivable................................................                   $  (4,625)  $  15,457
    Investment in equity securities....................................                    (130,421)          -
    Other current assets...............................................                        (929)        (88)
    Accounts payable, accrued liabilities and payable to Royalty Trust.                       3,307      (8,595)
                                                                                          ---------   ---------

   (INCREASE) DECREASE IN WORKING CAPITAL..............................                   $(132,668)  $   6,774
                                                                                          =========   =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1997, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at June 30, 1998 and the results of operations for the three and six-month periods ended June 30, 1998 and 1997 and cash flows of the Company for the six-month periods ended June 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1997 annual report on Form 10-K.


2. INVESTMENT IN EQUITY SECURITIES

   In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired during 1998 have been recorded as trading securities since such securities were principally held for resale in the near future. Accordingly, such investments at June 30, 1998 have been recorded as a current asset at market value, unrealized holding gains and losses have been recognized in the consolidated statement of operations and cash flows from purchases and sales of equity securities have been included in cash provided (used) by operating activities.

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

   Net unrealized gains on investment in equity securities for the three and six months ended June 30, 1998 were $5.2 million and $5.8 million, respectively.
See Note 7. Realized gains on the sale of equity securities were $698,000 and $449,000 during the three months ended June 30, 1998 and 1997, respectively, and $747,000 and $1,657,000 during the six months ended June 30, 1998 and 1997, respectively. These investment gains are included in other revenues in the accompanying statements of operations for the respective periods. As of August 13, 1998, the market value of investment in equity securities was $112.8 million, resulting in an unrealized holding loss of $34.9 million. These investments are equity securities of select energy companies which the Company believes are currently undervalued. The Company expects these securities to appreciate as oil prices return to more normal levels over the next six months.


3. LONG-TERM DEBT

   On April 17, 1998, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"), the borrowings under which mature on June 30, 2003. After the closing of the East Texas Basin Acquisition on April 24, 1998 (Note 10), the borrowing base and commitment was $560 million. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement.

   On June 30, 1998, outstanding bank borrowings and short-term borrowings were $489 million and $15.9 million, respectively. Short-term borrowings at June 30, 1998 are classified as long-term debt because of the Company's ability and intent to refinance this debt on a long-term basis. Unused borrowing capacity at June 30, 1998 was $55.1 million.

4. COMMITMENTS AND CONTINGENCIES

Gas Sales Commitments

   The Company has entered into futures contracts to sell 70,000 Mcf per day in July at a weighted average price of $2.54 per Mcf, 90,000 Mcf per day in August at $2.56 per Mcf, 80,000 Mcf per day in September at $2.56 per Mcf, 70,000 Mcf per day in October at $2.55 per Mcf and 10,000 Mcf per day for February, March, May and June 1999 at prices ranging from $2.30 to $2.50 per Mcf. The Company has also effectively sold 20,000 Mcf per day from July through September 1998 of its Wyoming production at $1.81 per Mcf.

   Company production is also subject to ceiling prices per Mcf of $2.50 for 30,000 Mcf per day in July, $2.56 for 40,000 Mcf per day in August, $2.50 for 30,000 Mcf per day in September, $2.98 for 20,000 Mcf per day in October and $2.99 for 32,000 Mcf per day in February 1999.

   Prices to be realized by the Company for hedged production will be less than these hedged prices because of location, quality and other adjustments. The Company has entered into basis swap agreements that effectively fix the San Juan Basin basis at $0.26 per Mcf for 30,000 Mcf per day in July through March 1999 and 20,000 Mcf per day for April and May 1999, and $0.28 per Mcf for 10,000
Mcf per day from June 1999 through December 2000. The Company has also entered basis swap agreements that effectively fix the Wyoming basis at $0.26 per Mcf for 30,000 Mcf per day from November 1998 through March 1999.

   The Company has committed to sell all gas production from certain properties in the East Texas Basin Acquisition (Note 10) to EEX Corporation at market prices through the earlier of December 31, 2001, or until a total of approximately 34.3 billion cubic feet (27.8 billion cubic feet net to the Company's interest) of gas has been delivered. Based on current production, this sales commitment is approximately 24,700 Mcf (20,000 Mcf net to the Company's interest) per day.

   In exchange for $0.30 to $0.35 per Mcf higher gas prices received on 10,000 Mcf per day from August 1995 through July 1998, the Company has agreed to sell 11,650 Mcf per day from August 1998 through July 2005 at a contract price of approximately 10% of the month's average NYMEX futures contract for West Texas Intermediate crude oil, adjusted for point of physical delivery. Such contract price for July 1998 would have been $1.34 per Mcf, assuming delivery in Oklahoma.

Litigation

   In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. On or about March 30, 1998, the plaintiffs dismissed the action without prejudice. On April 3, 1998, the same plaintiffs, along with additional parties, filed a similar class action lawsuit against the Company in the District Court of Dewey County, Oklahoma, styled Booth, et al. v. Cross Timbers Oil Company. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting of the monies allegedly owed to them. The Company filed a motion to dismiss the action due to lack of proper venue, which was denied. This decision is currently being appealed. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the accompanying financial statements.

5. COMMON STOCK OFFERING

   On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.3 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition that closed on April 24, 1998 (Note 10). The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on February 25, 1998. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million.


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

   The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Three Months Ended June 30,
                                   ---------------------------------------------------------------
                                                1998                             1997
                                   -------------------------------  ------------------------------
                                                          Earnings                       Earnings
                                   Earnings    Shares    per Share  Earnings    Shares   per Share
                                   ---------  ---------  ---------  ---------  --------  ---------
Basic:
 Net income......................    $1,204                         $  4,180
 Preferred stock dividends.......      (445)                            (445)
                                     ------                         --------
 Earnings available to
   common stock - basic..........       759      43,940  $    0.02     3,735     39,498  $    0.09
                                                         =========                       =========
Diluted:
 Effect of dilutive securities:
  Stock options..................         -         641                    -        233
  Preferred stock (a)............         -           -                    -          -
  Warrants.......................         -         174                    -          -
                                     ------    --------             --------   --------
 Earnings available to
   common stock - diluted........    $  759      44,755  $    0.02  $  3,735     39,731  $    0.09
                                     ======    ========  =========  ========   ========  =========

                                                       Six Months Ended June 30,
                                   ---------------------------------------------------------------
                                                1998                             1997
                                   -------------------------------  ------------------------------
                                                          Earnings                       Earnings
                                   Earnings    Shares    per Share  Earnings    Shares   per Share
                                   ---------  ---------  ---------  ---------  --------  ---------
Basic:
 Net income......................    $1,465                         $ 15,275
 Preferred stock dividends.......      (890)                            (890)
                                     ------                         --------
 Earnings available to
   common stock - basic..........       575      41,506  $    0.01    14,385     39,944  $    0.36
                                                         =========                       =========
Diluted:
 Effect of dilutive securities:
  Stock options..................         -         718                    -        253
  Preferred stock (a)............         -           -                    -          -
  Warrants.......................         -         122                    -          -
  5 1/4% convertible
   subordinated notes............         -           -                   46        230
                                     ------    --------             --------   --------
 Earnings available to
   common stock - diluted........    $  575      42,346  $    0.01  $ 14,431     40,427  $    0.36
                                     ======    ========  =========  ========   ========  =========

(a) Based on common shares outstanding at August 1, 1998, potential conversion of Series A convertible preferred stock becomes dilutive to earnings per share at annual and quarterly earnings to common stock levels exceeding approximately $32.5 million and $8.1 million, respectively.

7. COMPREHENSIVE INCOME

   In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the following are components of comprehensive income (in thousands):

                                                    Three Months                  Six Months
                                                    Ended June 30,               Ended June 30,
                                               ----------------------      ------------------------
                                                 1998          1997          1998            1997
                                               --------       -------      --------        --------

   Net income................................  $ 1,204         $4,180      $ 1,465          $15,275
                                               -------         ------      -------          -------
   Other comprehensive income -
     Unrealized gain on securities:
       Unrealized holding gain...............    5,183          1,295        5,787              880
       Less unrealized holding gain
         included in net income..............   (5,183)             -       (5,787)               -
                                               -------         ------      -------          -------
     Total other comprehensive income
       before tax............................        -          1,295            -              880
     Income tax expense related to items of
       other comprehensive income............        -           (440)           -             (299)
                                               -------         ------      -------          -------

   Total other comprehensive income..........        -            855            -              581
                                               -------         ------      -------          -------

   Total comprehensive income................  $ 1,204         $5,035      $ 1,465          $15,856
                                               =======         ======      =======          =======


8. SUPPLEMENTAL CASH FLOW INFORMATION

   The following are total interest and income tax payments (receipts) during each of the periods (in thousands):

                        Six Months Ended June 30,
                        --------------------------
                            1998          1997
                        -------------  -----------

          Interest....       $24,684        $9,010
          Income tax..          (271)          686

   The accompanying consolidated statements of cash flows excludes the following non-cash equity transactions during the six-month periods ended June 30, 1998 and 1997:

   - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 2,892,363 shares of common stock in January 1997
   - Vesting of 81,000 and 154,125 performance shares in 1998 and 1997, respectively, and issuance of 72,000 and 88,875 performance shares in 1998 and 1997, respectively (Note 9)

   - Receipt of 10,393 shares (valued at $205,000) and 115,424 shares (valued at $1,528,000 of common stock for the option price of exercised stock options in 1998 and 1997, respectively


9. EMPLOYEE BENEFIT PLANS

   Stock Incentive Plans

   In February 1998, 216,000 stock options were granted under the 1997 Stock Incentive Plan ("1997 Plan") that vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting of half the options when the common stock price first closed above $20 on March 26, 1998 and of the remainder when the common stock price first closes above $25.

    In March 1998, 81,000 performance shares vested that were granted in 1997. All compensation related to these performance shares was recorded as of December 31, 1997. In May 1998, 72,000 performance shares were granted under the 1997 Plan that vest when the common stock price first closes above $22.50. As of June 30, 1998, compensation of $1.4 million has been recorded for these performance shares. Upon vesting of these performance shares, 72,000 additional performance shares will be granted that vest when the common stock price first closes above $25.

    In May 1998, the stockholders approved the 1998 Stock Incentive Plan ("1998 Plan") under which 6,000,000 shares of common stock are available for grant. Grants under the 1998 Plan are subject to the provision that outstanding stock options and performance shares under all the Company's stock incentive plan cannot exceed 6% of the Company's outstanding common stock at the time such grants are made. In May 1998, 1,103,125 stock options were granted under the 1998 Plan. Additionally, 810,375 stock options were designated to be granted to specific optionees upon each of their exercises of all outstanding vested options granted under the 1997 Plan. Stock options will vest and become exercisable annually in equal amounts over a five-year period with provision for accelerated vesting of half the options when the common stock price first closes above $25, and of the remainder when the common stock price first closes above $30.

    Royalty Trust Option Plan

    In May 1998, the stockholders approved the 1998 Royalty Trust Option Plan ("Option Plan"). Under the terms of the Option Plan, the Company may grant to key employees options to purchase units of beneficial interest in the Cross Timbers Royalty Trust or in one or more royalty trusts that may be established by the Company. Such options will be to acquire such royalty trust units of beneficial interest at fair market value on the date of grant in an aggregate amount not to exceed $12 million. No options have been granted under the Option Plan to date.


10. ACQUISITIONS

    On May 14, 1997, the Company acquired primarily gas-producing properties in Oklahoma, Kansas and Texas for an estimated adjusted purchase price of $39 million from a subsidiary of Burlington Resources Inc. The properties are primarily operated interests. The Company funded the acquisition with bank debt and cash flow from operations.

    On December 1, 1997, the Company acquired interests in certain producing oil and gas properties in the San Juan Basin of New Mexico ("San Juan Basin Acquisition") from a subsidiary of Amoco Corporation ("Amoco") for $252 million, including warrants to purchase 937,500 shares of the Company's common stock at a price of $15.31 per share for a period of five years. After adjustments for other acquisition costs, estimated cash flows through date of closing and preferential purchase rights exercised by third parties, the properties were purchased for approximately $195 million, including approximately $5.7 million value for the warrants. Amoco elected to accept certain producing properties owned by the Company valued at $15.7 million in lieu of cash, reducing cash consideration to $173.6 million, which was funded through bank lines of credit. Additional purchase price revisions may result from post-closing adjustments.

    On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("East Texas Basin Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24,1998, the properties were purchased for an estimated price of $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production from certain properties acquired in the East Texas Basin Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. Each December, beginning in 1998, the Company has the option to repurchase a portion of this production payment. The cost of the East Texas Basin Acquisition (net of the production payment sold) of $215 million was funded by borrowings under the loan agreement (Note 3), which were partially repaid by proceeds from the sale of common stock (Note 5).

    These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997 and the year ended December 31, 1997, as if these acquisitions and the April 1998 sale of common stock had been consummated as of January 1, 1998 and 1997. These pro forma results are not necessarily indicative of future results.


                                                   Pro Forma (Unaudited)
                                           ----------------------------------
                                           Six Months Ended      Year Ended
(in thousands, except per share data)          June 30,         December 31,
                                           ----------------
                                             1998    1997          1997
                                           ----------------   --------------

     Revenues............................  $141,362  $169,418     $331,560
                                           ========  ========     ========

     Net Income..........................  $  5,948  $ 28,803      $52,264
                                           ========  ========     ========

     Earnings available to common stock... $  5,058  $ 27,914     $ 50,485
                                           ========  ========     ========

     Earnings per common share
        Basic............................  $   0.11  $   0.59     $   1.07
                                           ========  ========     ========

        Diluted..........................  $   0.11  $   0.58     $   1.05
                                           ========  ========     ========

     Weighted average shares
        outstanding.......................   46,123    47,148       46,976
                                           ========  ========     ========



    On August 13, 1998, the Company announced it has entered into a definitive agreement with various Shell Oil Company affiliates ("Shell") to acquire their interests in the Middle Ground Shoal Field located in Alaska's Cook Inlet. In exchange therefor, Shell will receive two million shares of the Company's common stock, subject to certain price guarantees regarding the share value in early 1999 and other considerations, including the Company's obligation to make certain deferred payments, not to exceed $6 million, triggered by NYMEX West Texas Intermediate crude oil prices of $18.50, $19.50 and $20.50. The Company plans to register these shares with the Securities and Exchange Commission in early 1999 for possible resale by Shell. The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The acquisition is expected to close September 30, 1998 with an effective date of July 1, 1998, and is subject to third party consents and other typical purchase price adjustments.

11. CROSS TIMBERS ROYALTY TRUST

    On June 16, 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission to register the Company's 1,360,000 Units for sale in a public offering. The filing of the registration statement has been made in anticipation of improving commodity prices and related market conditions for oil and gas equities. In accordance with Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company discontinued depleting the Units in second quarter 1998. The Units are classified as producing properties in the accompanying balance sheet at a net cost of $16.3 million at June 30, 1998. The Units had an approximate market value of $19.6 million on that date. For the six months ended June 30, 1998 and 1997, the Company's results of operations included net income from the Units of $354,000 and $260,000 respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of June 30, 1998 and the related consolidated statements of operations for the three and six-month periods ended June 30, 1998 and 1997, and the consolidated statements of cash flows for the six-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
July 22, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1997 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
-----------------------------------
                                                QUARTER ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                     -----------------------------------------  ------------------------------------
                                                                    Increase                              Increase
                                          1998          1997       (Decrease)      1998         1997      (Decrease)
                                     -------------  ------------  ------------  -----------  -----------  ----------
 TOTAL PRODUCTION
   Oil (Bbls)......................      1,116,431     1,016,903           10%    2,192,723    1,949,226         12%
   Gas (Mcf).......................     20,599,847    11,919,809           73%   36,500,562   23,191,882         57%
   Natural gas liquids (Bbls)......        228,161             -            -       438,037            -          -
   Mcfe............................     28,667,399    18,021,227           59%   52,285,122   34,887,238         50%

 AVERAGE DAILY PRODUCTION
   Oil (Bbls)......................         12,268        11,175           10%       12,114       10,769         12%
   Gas (Mcf).......................        226,372       130,987           73%      201,661      128,132         57%
   Natural gas liquids (Bbls)......          2,507             -            -         2,420            -          -
   Mcfe............................        315,026       198,035           59%      288,868      192,747         50%

 AVERAGE SALES PRICE
   Oil per Bbl.....................    $     12.25   $     18.36         (33)%  $     13.10  $     19.79       (34)%
   Gas per Mcf.....................    $      2.11   $      1.84           15%  $      2.05  $      2.22        (8)%
   Natural gas liquids per Bbl         $     10.30             -            -   $      9.42            -         -

------------------------------

   Bbl - Barrel
   Mcf - Thousand cubic feet
   Mcfe- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

   Total oil production increased from comparable 1997 periods primarily because of acquisitions, new drills and workovers, partially offset by natural decline. Increased gas production is primarily attributable to acquisitions and new drills, partially offset by natural decline.

   The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $12.24 per barrel for second quarter 1998, compared to $18.09 for second quarter 1997. The Company's average oil price includes oil marketing margins, which are partially offset by lower priced sour crude sales and transportation charges. During fourth quarter 1996 and first quarter 1997, oil prices reached their highest levels since the 1990 Persian Gulf War. This is contrasted against 1998 oil prices that have continued to decline following OPEC's November 1997 agreement to increase production while Asian demand weakened. Despite OPEC's decision in late June to curtail production to pre-November 1997 levels, the July average WTI price of $11.51 was only slightly higher than June prices.

   During 1997, natural gas prices reached their highest levels since 1985 and remained relatively high during most of 1997 until dropping in December. Prices remained lower through most of first quarter 1998, primarily because of an abnormally mild winter in the central and eastern U.S. and elevated storage levels. During second quarter 1998, gas prices partially rebounded to levels above second quarter 1997. The Company uses price-hedging arrangements to reduce price-risk on a portion of its gas production; see Note 4 to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED JUNE 30, 1998 COMPARED WITH QUARTER ENDED JUNE 30, 1997

   Second quarter 1998 earnings available to common stock were $800,000 compared to the second quarter 1997 earnings of $3.7 million. Decreased earnings are primarily the result of lower oil prices and higher expenses related to acquisitions and exploration activities, partially offset by record oil and gas production and a net $5.2 million unrealized gain on investment in equity securities.

   Total revenues for the 1998 quarter were $67.5 million, a $21.6 million (47%) increase over second quarter 1997 revenues of $46 million. Oil revenue decreased $5 million (27%) because of the 33% decrease in oil prices, partially offset by the 10% increase in oil volumes. Gas revenue increased $23.9 million (109%) as a result of the 73% increase in gas production and the 15% increase in price.

   Gas gathering, processing and marketing revenues from second quarter 1997 to second quarter 1998 decreased 11% primarily because of reduced margins. Other revenues of $5.9 million for second quarter 1998 include a $5.2 million unrealized gain on trading securities and a $700,000 realized gain on sale of securities. Other revenues of $3 million in second quarter 1997 include a $1.3 million gain on the sale of property, a $400,000 realized gain on sale of equity securities, and lawsuit settlement proceeds of $1.3 million.

   Expenses for second quarter 1998 totaled $65.7 million, a 67% increase from second quarter 1997 expenses of $39.4 million. Production expense increased $2.8 million (26%) and depreciation, depletion and amortization ("DD&A") increased $8.6 million (74%) because of increased production related to acquisitions and development. Taxes, transportation and other expense increased $3.5 million (94%) over the second quarter of 1997 primarily because of gas transportation and compression charges related to the 1997 and 1998 acquisitions. Exploration expense, which primarily includes geological and geophysical costs, increased $3.1 million (547%) related to the 1998 exploration program.

   General and administrative expense ("G&A") increased $800,000 (20%) primarily because of increased salaries and expenses caused by Company growth through acquisitions and development activity. Included in G&A for the quarter is $1.3 million of stock incentive compensation primarily related to performance share grants. G&A for the prior year quarter includes $1.4 million of stock incentive compensation, $1.1 million of which was related to performance share grants.

   Interest expense increased $7.2 million (111%) primarily because of a 105% increase in weighted average borrowings to partially fund property acquisitions and investment in equity securities. Increased interest is also because of an increase in the weighted average interest rate from 7.7% in the second quarter of 1997 to 7.9% in the second quarter of 1998 that is primarily attributable to senior subordinated debt issued in April and October 1997.


SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

   Earnings available to common stock for the six months ended June 30, 1998 were $600,000, compared to earnings of $14.4 million for the same 1997 period. Decreased earnings were primarily the result of lower oil and gas prices and higher expenses related to acquisitions and exploration activities, partially offset by increased production and a $5.8 million net unrealized gain on investment in equity securities.

   Total revenues for the first half of 1998 were $118.2 million, or $18.7 million (19%) higher than revenues for the first half of 1997. Oil revenue decreased $9.8 million (26%) as the result of the 34% decrease in oil prices, partially offset by the 12% increase in production. Gas revenue increased $27.4 million (53%) because of the 57% increase in production, partially offset by the 8% price decrease.

   Gas gathering, processing and marketing revenues decreased $1.3 million (26%) because of lower gas marketing margins. Other revenues of $6.9 million for the first half of 1998 include a $5.8 million unrealized gain on trading securities and a $700,000 realized gain on sale of securities. Other revenues of $4.3 million in 1997 include a $1.6 million realized gain on sale of equity securities, a $1.5 million gain on sale of property and $1.3 million from a lawsuit settlement.

   Expenses for the six months ended June 30, 1998 totaled $115.9 million, or 53% above total expenses of $75.9 million for the first half of 1997.
Production expense increased $5 million (23%) and DD&A increased $13.2 million (58%) primarily because of increased production related to acquisitions and development. Taxes, transportation and other expense increased $4.4 million (56%) primarily because of gas transportation and compression charges related to the 1997 and 1998 acquisitions. Exploration expense, which primarily includes geological and geophysical costs, increased $4.5 million (785%) because of the 1998 exploration program.

   G&A decreased $708,000 (9%) primarily because of an increase in overhead charged to production expense, partially offset by increased salaries and expenses due to Company growth through acquisitions and development activity. Increased overhead charged to production expense is directly related to the Company's increased operated well count.

   Interest expense increased $13.2 million (112%) as a result of a 98% increase in weighted average borrowings that were used to partially fund acquisitions and an increase in the weighted average interest rate from 7.3% for the first half of 1997 to 8.0% for the comparable 1998 period. The increased interest rate is primarily attributable to senior subordinated debt issued in April and October 1997.


COMPARATIVE EXPENSES PER MCF EQUIVALENT PRODUCTION

   The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                               QUARTER ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                              ------------------------      -------------------------
                                                             Increase                       Increase
                                              1998   1997   (Decrease)       1998   1997   (Decrease)
                                              ----   ----   ----------       ----   ----   ----------
      Production........................      $.47   $.60      (22)%         $.50   $.61      (18)%
      Taxes, transportation and other...       .25    .21        19%          .24    .23         4%
      Depreciation, depletion and
         amortization (DD&A) (a)........       .67    .60        12%          .65    .61         7%
      General and administrative (G&A)..       .17    .22      (23)%          .13    .22      (41)%
      Interest..........................       .48    .36        33%          .48    .34        41%
      ----------------------------------

      (a)   Includes only DD&A directly related to oil and gas production.

   The following are explanations of variances of expenses on an Mcfe basis:

   Production-   Decreased production expense per Mcfe is primarily because of lower operating costs of gas-producing properties acquired in 1997 and 1998, the timing of workovers, and operating efficiencies initiated after acquiring operated properties.

   Taxes, transportation and other- Increased taxes, transportation and other expense per Mcfe is primarily because of increased gas transportation and compression charges related to San Juan Basin properties acquired in December 1997, as well as increased property taxes related to acquisitions.

   DD&A-   Increased DD&A per Mcfe is primarily related to the increased cost per Mcfe of properties acquired in the East Texas Basin Acquisition that closed in April 1998.

   G&A-   Decreased G&A per Mcfe is primarily the result of production growth outpacing Company personnel requirements and other administrative expenses.

   Interest- Increased interest per Mcfe is primarily the result of an increase of approximately 100% in the weighted average principal outstanding to partially finance the 1997 and 1998 acquisitions, as well as the investment in equity securities and treasury stock purchases. Increased interest per Mcfe is also because of a higher weighted average interest rate, primarily attributable to senior debt issued in April and October 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL

   Cash used in operating activities was $93.4 million for the first half of 1998 compared to cash provided by operations of $52.7 million for the comparable 1997 period. The swing in cash flow from operating activities from positive to negative was primarily the result of equity securities purchased during the first six months of 1998. Operating cash flow (defined as cash provided by operating activities before changes in working capital) decreased 14% from $46 million for the first six months of 1997 to $39.3 million for the same 1998 period, primarily because of the decline in oil and gas prices.

   During the six months ended June 30, 1998, proceeds from bank and short-term borrowings of $665.2 million and the offering of common stock of $133.3 million were used to fund operating activities of $93.4 million, net property acquisitions, development costs and other capital additions of $265.3 million, debt payments of $399.3 million, treasury stock purchases of $31.5 million, net disbursements related to stock option exercises of $500,000 and dividends of $3.9 million. The resulting increase in cash and cash equivalents for the period was $4.6 million.

   Other significant changes in current assets during the first half of 1998 include a $136.2 million increase in investment in equity securities resulting from purchases and market value appreciation, net of sales, and a $5 million increase in accounts receivable related to the San Juan Basin and East Texas Basin acquisitions.

   Total current liabilities increased $2.2 million during the first half of 1998 primarily because of a $1.9 million increase in accounts payable and accrued liabilities related to equity security purchases payable at June 30, 1998.

ACQUISITIONS AND DEVELOPMENT

   Exploration and development costs incurred by the Company for the first six months of 1998 totaled $21.9 million; cash expenditures for exploration and development for this period totaled $25.1 million. This compares with exploration and development expenditures of $31 million during the first half of 1997. Although actual exploration and development expenditures may vary significantly due to many factors, the Company anticipates its 1998 expenditures for exploration and development activities to be $70 to $90 million, as budgeted, with exploration expenditures of 10% to 15% of the total. Such expenditures are dependent upon drilling results, property acquisitions and commodity prices, and are expected to be funded by cash flow from operations.

   During the six months ended June 30, 1998, the Company's purchases of equity securities totaled $144.7 million. Proceeds from sales of equity securities totaled $15 million, resulting in a $700,000 net realized gain. The Company recorded a net unrealized gain on investment in equity securities of $5.8 million for the first six months of 1998. As of August 13, 1998, the market value of investment in equity securities was $112.8 million, resulting in an unrealized holding loss of $34.9 million. These investments are equity securities of select energy companies which the Company believes are currently undervalued. The Company expects these securities to appreciate as oil prices return to more normal levels over the next six months.

   Since May 1996, the Board of Directors has authorized the purchase of 7.5 million shares of the Company's common stock on the open market. During the first half of 1998, the Company purchased 1.7 million shares at a cost of $30.7 million, with 500,000 shares remaining available to purchase. As of August 6, 1998, these remaining shares were acquired at a cost of $8.2 million and the Board of Directors authorized the purchase of an additional three million shares, or about 7% of shares currently outstanding.

   On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("East Texas Basin Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24, 1998, the properties were purchased for an estimated price of $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production on certain properties acquired in the East Texas Basin Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. Each December, beginning in 1998, the Company has the option to repurchase a portion of this production payment. The cost of the East Texas Basin Acquisition (net of the production payment sold) of $215 million was funded by bank borrowings, which were partially repaid by proceeds from the sale of common stock. See Note 5 to Consolidated Financial Statements.

   On August 13, 1998, the Company announced it has entered into a definitive agreement with various Shell Oil Company affiliates ("Shell") to acquire their interests in the Middle Ground Shoal Field located in Alaska's Cook Inlet. The acquisition is expected to close September 30, 1998 with an effective date of July 1, 1998, and is subject to third party consents and other typical purchase price adjustments. See Note 10 to Consolidated Financial Statements.

   On June 16, 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission to register the Company's 1,360,000 Units for sale in a public offering. The filing of the registration statement has been made in anticipation of improving commodity prices and related market conditions for oil and gas equities.

   As of the end of June, the Company had drilled 26 wells and participated in the drilling of 24 non-operated wells. A total of 74 recompletions and workovers were also completed in the first six months of 1998. Drilling has focused on gas projects in the Ozona Area of West Texas and the Fontenelle Unit located in the Green River Basin of Wyoming. Workovers have been concentrated in the San Juan Basin properties acquired from Amoco in December 1997 and the East Texas properties acquired in April 1998 from EEX Corporation. Drilling in these areas is expected to begin in the second half of the year.

   Six gas wells have been drilled in the Fontenelle Unit with an additional nine to be drilled by year-end. Ten of the planned 34 gas wells have been drilled in the Ozona area where a trend extension well is currently testing at rates exceeding 1,000 Mcf per day. Additional wells will be drilled surrounding this well during 1998.

   Since assuming operations of the San Juan Basin properties, the Company has participated in drilling 14 gas wells and has completed over 40 workovers in this region. The majority of the workovers involved installation of wellhead compressors or artificial lifts. The Company plans to continue this successful workover program along with drilling an estimated 20 operated wells by year-end.

   The Company assumed operations of the East Texas properties on April 24, 1998. An aggressive development schedule has been planned for these properties including drilling 15 wells and completion of 40 workovers by year-end. Twenty of the planned workovers are recompletions of current producing wells into additional zones yet to be produced.

   Exploration activity in 1998 has focused on the completion of 3-D seismic surveys in Texas County, Oklahoma and the Illinois Basin. Results are currently being evaluated to determine potential drilling locations.

DEBT AND EQUITY

   During the first half of 1998, long-term debt increased $265.9 million because of increased borrowings to partially fund property acquisitions, treasury stock purchases and investment in equity securities. See Note 3 to Consolidated Financial Statements.

   Stockholders' equity at June 30, 1998 increased $103.1 million from year-end primarily because of increased capital of $137.6 million related to the common stock offering, stock option exercises and performance share grants and first six months earnings of $600,000, partially offset by treasury stock additions of $31.7 million and common stock dividends of $3.4 million.

   A three-for-two common stock split was effected on February 25, 1998. All share and per share amounts have been restated for the effect of this stock split.

   On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.3 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition that closed on April 24, 1998. The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission on February 25, 1998. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million.

COMMON STOCK DIVIDENDS

   In May 1998, the Board of Directors of the Company declared a second quarter common stock dividend of $0.04 per share, or a total of $1.8 million, paid in July 1998. Common stock dividends paid by the Company or its predecessors were at the rate of $0.033 per common share from September 1992 through 1996 and $0.037 per common share in 1997.


ACCOUNTING PRONOUNCEMENTS
-------------------------

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities which is required to be adopted for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that derivatives be reported on the balance sheet at fair value and, if the derivative is not designated as a hedging instrument, changes in fair value must be recognized in earnings in the period of change. If the derivative is designated as a hedge and to the extent such hedge is determined to be effective, changes in fair value are either a) offset by the change in fair value of the hedged asset or liability (if applicable) or b) reported as a component of other comprehensive income in the period of change, and subsequently recognized in earnings when the offsetting hedged transaction occurs. The definition of derivatives has also been expanded to include contracts that require physical delivery of oil and gas if the contract allows for net cash settlement. The Company primarily uses derivatives to hedge product price risks. Such derivatives are reported at cost, if any, and gains and losses on such derivatives are reported when the hedged transaction occurs. Accordingly, the Company's adoption of SFAS No. 133 will have an impact on the reported financial position of the Company, and although such impact has not been determined, it is currently not believed to be material. Adoption of SFAS No. 133 should have no significant impact on reported earnings, but could materially affect comprehensive income. See Note 7 to Consolidated Financial Statements.

                                                     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

  In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. On or about March 30, 1998, the plaintiffs dismissed the action without prejudice. On April 3, 1998, the same plaintiffs, along with additional parties, filed a similar class action lawsuit against the Company in the District Court of Dewey County, Oklahoma, styled Booth, et al. v. Cross Timbers Oil Company. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting of the monies allegedly owed to them. The Company filed a motion to dismiss the action due to lack of proper venue, which was denied. This decision is currently being appealed. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.


ITEMS 2. AND 3.

  Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Stockholders at the Annual Meeting on May 19, 1998, and by proxy, elected three incumbent directors, Bob R. Simpson, Scott G. Sherman and Jack P. Randall. Of 34,844,244 shares represented at the meeting, 34,323,981 shares (98.5%) were voted for Mr. Simpson, 34,521,026 shares (99.1%) were voted for Mr. Sherman and 34,289,476 shares (98.4%) were voted for Mr. Randall. Other directors continuing in office are Steffen E. Palko, J. Richard Seeds and J. Luther King. On May 19, 1998, the Board of Directors appointed Dr. Lane G. Collins, to serve as an advisory director.

  Two proposals by the Board of Directors were approved by stockholders at the Annual Meeting, with the following vote tabulation:

  Approval of the 1998 Stock Incentive Plan

-----------------------------------------------------------------------------------------
      Shares                 Shares                 Shares                  Broker
       For                   Against               Abstained               Non-Votes
------------------      ------------------     ------------------      ------------------
24,871,687   71.4%      4,308,292    12.4%     145,585       0.4%      5,518,680    15.8%

  Approval of the Royalty Trust Option Plan

-----------------------------------------------------------------------------------------
      Shares                 Shares                 Shares                  Broker
       For                   Against               Abstained               Non-Votes
------------------      ------------------     ------------------      ------------------
27,831,730   79.9%      1,333,093     3.8%     160,738       0.5%      5,518,683    15.8%

ITEM 5.    OTHER INFORMATION

  On August 6, 1998, the Company announced that its Board of Directors authorized the purchase of up to three million shares of the Company's common stock, or about 7% of shares outstanding. These shares are in addition to the three million share program (adjusted for the February 1998 three-for-two stock split) announced in April 1997, which was completed in August 1998.


     On August 13, 1998, the Company announced it has entered into a definitive agreement with various Shell Oil Company affiliates ("Shell") to acquire their interests in the Middle Ground Shoal Field located in Alaska's Cook Inlet. In exchange therefor, Shell will receive two million shares of the Company's common stock, subject to certain price guarantees regarding the share value in early 1999 and other considerations, including the Company's obligation to make certain deferred payments, not to exceed $6 million, triggered by NYMEX West Texas Intermediate crude oil prices of $18.50, $19.50 and $20.50. The Company plans to register these shares with the Securities and Exchange Commission in early 1999 for possible resale by Shell. The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The acquisition is expected to close September 30, 1998 with an effective date of July 1, 1998, and is subject to third party consents and other typical purchase price adjustments. The Company's internal engineers estimate proved reserves attributable to the acquisition to be 12 million barrels of oil. Current net daily production is approximately 3,600 barrels per day from 31 producing wells with a reserve-to-production index of nine years.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

            Exhibit Number
            and Description
            ---------------

               10.1 First Amendment to Revolving Credit Agreement, dated June 1, 1998

               10.2 Second Amendment to Revolving Credit Agreement, dated June 17, 1998

               10.3 Third Amendment to Revolving Credit Agreement, dated June 18, 1998

               11 Computation of per share earnings (included in Note 6 to Consolidated Financial Statements)

               15      Letter re unaudited interim financial information

                       15.1    Awareness letter of Arthur Andersen LLP


  (b)  Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended June 30, 1998 and through August 13, 1998:

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


                                  CROSS TIMBERS OIL COMPANY


Date: August 14, 1998             By             BENNIE G. KNIFFEN
                                    --------------------------------------------
                                                 Bennie G. Kniffen
                                         Senior Vice President and Controller
                                          (Principal Accounting Officer and
                                               Duly Authorized Officer)