Form 10-Q
period 1998-09-30
CROSS TIMBERS OIL CO
filed 1998-11-13
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



               For the quarterly period ended SEPTEMBER 30, 1998
                                              ------------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10662
                                                -------


                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)


                     Delaware                        75-2347769
          -------------------------------        -----------------
          (State or other jurisdiction of         (I.R.S. Employer
          incorporation or organization)         Identification No.)

        810 Houston Street, Suite 2000, Fort Worth, Texas     76102
        -------------------------------------------------   ----------
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                           Outstanding as of October 30, 1998
   ----------------------------              ----------------------------------
   Common stock, $.01 par value                          45,711,556

================================================================================

                           CROSS TIMBERS OIL COMPANY
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                     INDEX



                                                                            Page
                                                                            ----
PART I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Consolidated Balance Sheets at September 30, 1998 and
            December 31, 1997............................................     3

           Consolidated Statements of Operations for the Three and Nine
            Months Ended September 30, 1998 and 1997.....................     4

           Consolidated Statements of Cash Flows for the Nine Months
            Ended September 30, 1998 and 1997............................     5

           Notes to Consolidated Financial Statements....................     6

           Report of Independent Public Accountants......................    13

 Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations....................................    14


PART II.   OTHER INFORMATION

 Item 1.   Legal Proceedings.............................................    21

 Item 5.   Other Information.............................................    21

 Item 6.   Exhibits and Reports on Form 8-K..............................    22

           Signatures....................................................    23

                                                  PART I.  FINANCIAL INFORMATION
CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


(in thousands)
                                                                     SEPTEMBER 30,
                                                                         1998              DECEMBER 31,
                                                                     (Unaudited)               1997
                                                                   ----------------       --------------
ASSETS

Current Assets:
 Cash and cash equivalents.......................................  $          5,693       $        3,816
 Accounts receivable, net........................................            44,638               43,996
 Investment in equity securities (Note 2)........................           112,839                    -
 Deferred income tax benefit.....................................            13,355                  445
 Other current assets............................................             5,179                3,905
                                                                   ----------------       --------------

  Total Current Assets...........................................           181,704               52,162
                                                                   ----------------       --------------

Property and Equipment, at cost - successful efforts method:
 Producing properties............................................         1,268,469              931,259
 Undeveloped properties..........................................             6,581                6,406
 Gas gathering and other.........................................            27,493               23,703
                                                                   ----------------       --------------
  Total property and equipment...................................         1,302,543              961,368
Accumulated depreciation, depletion and amortization.............          (292,717)            (237,532)
                                                                   ----------------       --------------

    Net Property and Equipment...................................         1,009,826              723,836
                                                                   ----------------       --------------

Other Assets.....................................................            12,963               12,457
                                                                   ----------------       --------------

TOTAL ASSETS.....................................................  $      1,204,493       $      788,455
                                                                   ================       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities........................  $         59,419       $       52,266
 Payable to Royalty Trust........................................               755                2,073
 Accrued stock incentive compensation............................               347                  554
                                                                   ----------------       --------------

  Total Current Liabilities......................................            60,521               54,893
                                                                   ----------------       --------------

Long-term Debt (Note 3)..........................................           873,000              539,000
                                                                   ----------------       --------------

Deferred Income Tax..............................................            16,195               21,320
                                                                   ----------------       --------------

Other Long-term Liabilities......................................             2,748                2,999
                                                                   ----------------       --------------

Commitments and Contingencies (Note 4)

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value,  25,000,000
  shares   authorized, 1,138,729  issued at liquidation
  value of $25)..................................................            28,468               28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  54,035,966 and 46,310,710 shares issued).......................               540                  463
 Additional paid-in capital......................................           352,788              210,954
 Treasury stock (7,872,839 and 6,860,779 shares).................          (101,124)             (76,656)
 Retained earnings (deficit).....................................           (28,643)               7,014
                                                                   ----------------       --------------
   Total Stockholders' Equity....................................           252,029              170,243
                                                                   ----------------       --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.......................  $      1,204,493       $      788,455
                                                                   ================       ==============

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)                                   THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                           SEPTEMBER 30,            SEPTEMBER 30,
                                                                     -----------------------  -----------------------
                                                                        1998         1997        1998         1997
                                                                     ----------   ----------  ----------   ----------
REVENUES

 Oil and condensate.......................................            $ 12,602      $17,887     $ 41,338     $ 56,470
 Gas and natural gas liquids..............................              51,216       23,293      129,987       74,714
 Gas gathering, processing and marketing..................               2,950        2,436        6,736        7,558
 Other....................................................                 276          118          603        2,798
                                                                      --------      -------     --------     --------

 Total Revenues...........................................              67,044       43,734      178,664      141,540
                                                                      --------      -------     --------     --------

EXPENSES

 Production...............................................              16,558       10,830       42,647       31,960
 Exploration..............................................               1,208          547        6,297        1,122
 Taxes, transportation and other..........................               8,123        3,650       20,490       11,576
 Depreciation, depletion and amortization.................              22,160       12,012       57,849       34,529
 General and administrative...............................               3,208        2,915       10,042       10,457
 Gas gathering and processing.............................               2,016        2,168        6,251        6,325
 Trust development costs..................................                 411          285        1,045          566
                                                                      --------      -------     --------     --------

 Total Expenses...........................................              53,684       32,407      144,621       96,535
                                                                      --------      -------     --------     --------

OPERATING INCOME..........................................              13,360       11,327       34,043       45,005
                                                                      --------      -------     --------     --------

OTHER INCOME (EXPENSE)

 Gain (loss) on investment in equity securities (Note 2)..             (45,984)         244      (40,295)       1,361
 Interest expense, net....................................             (13,642)      (6,783)     (37,781)     (18,033)
                                                                      --------      -------     --------     --------

 Total Other Income (Expense).............................             (59,626)      (6,539)     (78,076)     (16,672)
                                                                      --------      -------     --------     --------

INCOME (LOSS) BEFORE INCOME TAX...........................             (46,266)       4,788      (44,033)      28,333
                                                                      --------      -------     --------     --------

INCOME TAX

 Current..................................................                  42           17           62          105
 Deferred.................................................             (15,748)       1,548      (15,000)       9,730
                                                                      --------      -------     --------     --------

 Total Income Tax Expense (Benefit).......................             (15,706)       1,565      (14,938)       9,835
                                                                      --------      -------     --------     --------

NET INCOME (LOSS).........................................             (30,560)       3,223      (29,095)      18,498

 Preferred Stock Dividends................................                 444          444        1,334        1,334
                                                                      --------      -------     --------     --------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK.................            $(31,004)     $ 2,779     $(30,429)    $ 17,164
                                                                      ========      =======     ========     ========

EARNINGS (LOSS) PER COMMON SHARE (Note 6)

 Basic and Diluted........................................            $  (0.69)     $  0.07     $  (0.71)    $   0.43
                                                                      ========      =======     ========     ========

DIVIDENDS DECLARED PER COMMON SHARE.......................            $   0.04      $ 0.037     $   0.12     $  0.111
                                                                      ========      =======     ========     ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING.......................................              44,765       39,581       42,737       39,822
                                                                      ========      =======     ========     ========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
(in thousands)
(Note 8)

                                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                                        -------------------------------
                                                                                             1998              1997
                                                                                        ------------       ------------
OPERATING ACTIVITIES

 Net income (loss).....................................................                   $ (29,095)         $  18,498
 Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, depletion and amortization..........................                      57,849             34,529
     Exploration.......................................................                       6,297              1,122
     Stock incentive compensation......................................                       1,413              1,704
     Deferred income tax...............................................                     (15,000)             9,730
     (Gain) loss from sale of property and long-term
      investment in equity securities..................................                         105             (3,478)
     Unrealized loss on investment in equity securities................                      37,502                  -
     Other non-cash items..............................................                         999              1,442
 Changes in working capital (a)........................................                    (154,793)             2,805
                                                                                          ---------          ---------
 CASH PROVIDED (USED) BY OPERATING ACTIVITIES..........................                     (94,723)            66,352
                                                                                          ---------          ---------

INVESTING ACTIVITIES

 Proceeds from sale of long-term investment in equity securities.......                           -             20,875
 Long-term investment in equity securities.............................                           -             (6,479)
 Proceeds from sale of property and equipment..........................                         419             17,097
 Property acquisitions.................................................                    (262,464)           (88,291)
 Exploration and development costs.....................................                     (41,487)           (52,758)
 Gas plant, gathering and other additions..............................                      (5,649)           (10,935)
                                                                                          ---------          ---------
 CASH USED BY INVESTING ACTIVITIES.....................................                    (309,181)          (120,491)
                                                                                          ---------          ---------
FINANCING ACTIVITIES

 Proceeds from long-term debt..........................................                     785,700            322,050
 Payments on long-term debt............................................                    (457,700)          (236,080)
 Common stock offering.................................................                     133,304                  -
 Dividends.............................................................                      (6,168)            (5,675)
 Net proceeds (payments) related to stock option exercises.............                        (397)               602
 Purchase of treasury stock............................................                     (48,958)           (27,158)
                                                                                          ---------          ---------
 CASH PROVIDED BY FINANCING ACTIVITIES.................................                     405,781             53,739
                                                                                          ---------          ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................                       1,877               (400)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD.........................                       3,816              3,937
                                                                                          ---------          ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD...............................                   $   5,693          $   3,537
                                                                                          =========          =========

(a) CHANGES IN WORKING CAPITAL
     Accounts receivable...............................................                   $     (62)         $   6,208
     Investment in equity securities...................................                    (150,342)                 -
     Other current assets..............................................                      (1,209)            (2,625)
     Accounts payable, accrued liabilities and payable to Royalty
      Trust............................................................                      (3,180)              (778)
                                                                                          ---------          ---------

    (INCREASE) DECREASE IN WORKING CAPITAL.............................                   $(154,793)         $   2,805
                                                                                          =========          =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1. INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1997, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying consolidated financial statements reflect all adjustments necessary to present fairly the financial position at September 30, 1998 and the results of operations for the three and nine-month periods ended September 30, 1998 and 1997 and cash flows of the Company for the nine-month periods ended September 30, 1998 and 1997. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. See Note 2. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1997 annual report on Form 10-K.


2. INVESTMENT IN EQUITY SECURITIES

   In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired during 1998 have been recorded as trading securities since such securities were principally held for resale in the near future. Accordingly, such investments at September 30, 1998 have been recorded as a current asset at market value, unrealized holding gains and losses have been recognized in the consolidated statement of operations, and cash flows from purchases and sales of equity securities have been included in cash provided
(used) by operating activities in the consolidated statement of cash flows. Gains (losses) on trading securities and interest related to the cost of these investments have been classified as other income (expense). Such gains (losses) were previously classified as other revenue, and interest related to such investments was previously classified as interest expense.

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

   Net unrealized losses on investment in equity securities for the three and nine months ended September 30, 1998 were $43.3 million and $37.5 million, respectively. See Note 7. Realized gains on the sale of equity securities were $17,000 and $352,000 for the three months ended September 30, 1998 and 1997, respectively, and $764,000 and $2,009,000 for the nine months ended September 30, 1998 and 1997, respectively. Interest expense related to the cost of these investments was $2,712,000 and $108,000 for the three months ended September 30, 1998 and 1997, respectively, and $3,557,000 and $648,000 for the nine months ended September 30, 1998 and 1997, respectively. As of November 10, 1998, the market value of investment in equity securities was $110.1 million, resulting in an unrealized holding loss of $40.3 million. These investments are equity securities of select energy companies which the Company believes are currently undervalued.


3. LONG-TERM DEBT

   Senior Debt

   On April 17, 1998, the Company entered into a new Revolving Credit Agreement with commercial banks ("loan agreement"), the borrowings under which mature on June 30, 2003. On August 28, 1998, the borrowing base and commitment were increased to $568 million to reflect recent acquisitions. Upon closing the Cook Inlet Acquisition

(Note 10), the borrowing base and commitment were increased to $600 million. Other provisions of the loan agreement are generally the same as the prior Revolving Credit Agreement.

   On September 30, 1998, outstanding bank borrowings and short-term borrowings were $553 million and $14 million, respectively. Short-term borrowings at September 30, 1998 are classified as long-term debt because of the Company's ability and intent to refinance this debt on a long-term basis. Unused borrowing capacity at September 30, 1998 was $33 million. See Note 4 regarding interest rate swap agreements.

   Other Debt

   As part of the Cook Inlet Acquisition, the Company executed a $6 million non-interest bearing promissory note payable to Shell. Payments of $3 million, $2 million and $1 million are due when the average NYMEX crude oil price for sixty consecutive calendar days equals or exceeds $18.50, $19.50 and $20.50, respectively.


4. COMMITMENTS AND CONTINGENCIES

   Gas Sales Commitments

   The Company has entered into futures contracts to sell 100,000 Mcf of gas per day in October at a weighted average price of $2.33 per Mcf, 130,000 Mcf per day in November at $2.35 per Mcf, 30,000 Mcf per day in December at $2.53 per Mcf, 30,000 Mcf per day in January 1999 at $2.63 per Mcf, 100,000 Mcf per day in February at $2.51 per Mcf, 80,000 Mcf per day in March at $2.38 per Mcf, 30,000 Mcf per day in April at $2.25 per Mcf and 10,000 Mcf per day in May and June at $2.30 per Mcf. Company production is also subject to a ceiling price of $2.99 per Mcf for 32,000 Mcf per day in February 1999.

   Prices to be realized by the Company for hedged production will be less than these hedged prices because of location, quality and other adjustments. The Company has entered into basis swap agreements that effectively fix the San Juan Basin basis at $0.26 per Mcf for 30,000 Mcf per day in October through March 1999 and 20,000 Mcf per day for April and May 1999, and $0.28 per Mcf for 10,000 Mcf per day from June 1999 through December 2000. The Company has also entered basis swap agreements that effectively fix the Wyoming basis at $0.26 per Mcf for 30,000 Mcf per day from November 1998 through March 1999.

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

   From August 1995 through July 1998 the Company received an additional $0.30 to $0.35 per Mcf on 10,000 Mcf of gas per day. In exchange therefor, the Company has agreed to sell 11,650 Mcf per day from August 1998 through May 2000 at the index price and 21,650 Mcf per day from June 2000 through July 2005 at a contract price of approximately 10% of the month's average NYMEX futures contract for West Texas Intermediate crude oil, adjusted for point of physical delivery.

   Interest Rate Swap Agreements

   In September 1998, the Company entered into interest rate swap agreements to reduce the impact of changes in interest rates on its variable-rate debt, effectively fixing its average interest rate at 5.5% on a total notional balance of $150 million until September 2005.

   Litigation

   In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. On or about

March 30, 1998, the plaintiffs dismissed the action without prejudice. On April 3, 1998, the same plaintiffs, along with additional parties, filed a similar class action lawsuit against the Company in the District Court of Dewey County, Oklahoma, styled Booth, et al. v. Cross Timbers Oil Company. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting of the monies allegedly owed to them. The Company filed a motion to dismiss the action due to lack of proper venue, which was denied. This decision is being appealed. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the accompanying financial statements.


5. EQUITY

   Common Stock

   On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.3 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition that closed on April 24, 1998 (Note 10). The offering was made pursuant to a shelf registration statement filed with the Securities and Exchange Commission ("the Commission") on February 25, 1998 to potentially offer securities that could include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million.

   On September 30, 1998, the Company issued 1,921,850 shares to Shell for the Cook Inlet Acquisition (Note 10) recorded at the value on that date of $14.91 per share, or a total of $28.6 million. The Company plans to register these shares with the Commission by early 1999 for possible resale by Shell. The Company has effectively guaranteed a $20 per share value to Shell upon registration with the Commission. This liability of $5.09 per share, or a total of $9.8 million, is included in accounts payable and accrued liabilities in the accompanying consolidated balance sheet at September 30, 1998.

   Shareholder Rights Plan

   On August 25, 1998, the Board of Directors adopted a shareholder rights plan that is designed to assure that all shareholders receive fair and equal treatment in the event of any proposed takeover of the Company. Under this plan, a dividend of one preferred share purchase right ("Right") was declared for each outstanding share of common stock, par value $.01 per share, payable on September 15, 1998 to shareholders of record on that date. Each Right entitles shareholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment in the event a person acquires, or makes a tender or exchange offer for, 15% or more of the outstanding common stock. In such event, each Right entitles the holder (other than the person acquiring 15% or more of the outstanding common stock) to purchase shares of common stock with a market value of twice the Right's exercise price. At any time prior to such event, the Board of Directors may redeem the Rights at one cent per Right. The Rights can be transferred only with Common Stock and expire in ten years.

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

   The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                  Three Months Ended September 30,
                                   ---------------------------------------------------------------
                                                1998                            1997
                                   ------------------------------  -------------------------------
                                                       Earnings                          Earnings
                                   Earnings   Shares   per Share   Earnings    Shares    per Share
                                   ---------  ------  ----------   ---------  ---------  ---------
Basic:
 Net income (loss)...............  $(30,560)                        $  3,223
 Preferred stock dividends.......      (444)                            (444)
                                   --------                         --------
 Earnings (loss) available to
   common stock - basic..........   (31,004)  44,765  $   (0.69)       2,779     39,581  $    0.07
                                                      =========                          =========
Diluted:
 Effect of dilutive securities:
  Stock options..................                401                                504
  Preferred stock (a)............                  -                                  -
  Warrants.......................                 17                                  -
                                   --------   ------                --------   --------
 Earnings (loss) available to
   common stock - diluted........  $(31,004)  45,183  $   (0.69)(b) $  2,779     40,085  $    0.07
                                   ========   ======  =========     ========   ========  =========


                                                  Nine Months Ended September 30,
                                   ---------------------------------------------------------------
                                                1998                            1997
                                   ------------------------------  -------------------------------
                                                       Earnings                          Earnings
                                   Earnings   Shares   per Share   Earnings    Shares    per Share
                                   ---------  ------  ----------   ---------  --------   ---------
Basic:
 Net income (loss)...............  $(29,095)                       $ 18,498
 Preferred stock dividends.......    (1,334)                         (1,334)
                                   --------                        --------
 Earnings (loss) available to
   common stock - basic..........   (30,429)  42,737  $    (0.71)    17,164     39,822   $    0.43
                                                      ==========                         =========
Diluted:
 Effect of dilutive securities:
  Stock options..................                560                               325
  Preferred stock (a)............                 -                                 -
  Warrants.......................                 89                                -
  5 1/4% convertible
   subordinated notes............                  -                     46        153
                                   --------   ------                --------   --------
 Earnings (loss) available to
   common stock - diluted........  $(30,429)  43,386  $   (0.71)(b) $ 17,210     40,300  $    0.43
                                   ========   ======  =========     ========   ========  =========

(a) Based on common shares outstanding at October 1, 1998, potential conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual and quarterly earnings available to common stock exceed approximately $33.4 million and $8.3 million, respectively.
(b) Because of the antidilutive effect of dilutive securities on loss per common share, diluted earnings (loss) available to common stock is the same as basic.

7. COMPREHENSIVE INCOME

   In accordance with Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, the following are components of comprehensive income (in thousands):

                                                    Three Months        Nine Months
                                                Ended September 30,  Ended September 30,
                                                -------------------  --------------------
                                                  1998       1997      1998       1997
                                                ---------  --------  ---------  ---------
   Net income (loss)..........................  $(30,560)  $ 3,223   $(29,095)   $18,498
                                                --------   -------   --------    -------

   Other comprehensive income -
     Unrealized gain (loss) on securities:
       Unrealized holding gain (loss).........   (43,289)   (1,719)   (37,502)      (839)
       Less unrealized holding (gain) loss
         included in net income...............    43,289         -     37,502          -
                                                --------   -------   --------    -------
     Total other comprehensive income (loss)
       before tax.............................         -    (1,719)         -       (839)
     Income tax benefit (expense) related to
       items of other comprehensive income....         -       584          -        285
                                                --------   -------   --------    -------

   Total other comprehensive income (loss)....         -    (1,135)         -       (554)
                                                --------   -------   --------    -------

   Total comprehensive income (loss)..........  $(30,560)  $ 2,088   $(29,095)   $17,944
                                                ========   =======   ========    =======

8. SUPPLEMENTAL CASH FLOW INFORMATION

   The following are total interest and income tax payments during each of the periods (in thousands):

                                 Nine Months Ended
                                    September 30,
                                --------------------
                                 1998         1997
                                -------      -------
          Interest............  $34,159      $12,570
          Income tax..........     (454)         841

   The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the nine-month periods ended September 30, 1998 and 1997:

   - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 2,892,363 shares of common stock in January 1997
   - The Cook Inlet Acquisition on September 30, 1998 (Note 10), a purchase of oil-producing properties for 1,921,850 shares of common stock, a related effective guarantee of $20 per share value when the shares are registered by early 1999 (Note 5) and a $6 million note payable (Note 3)
   - Vesting of 81,000 and 172,125 performance shares in 1998 and 1997, respectively, and issuance of 82,125 and 180,000 performance shares in 1998 and 1997, respectively (Note 9)
   - Receipt of 10,393 shares (valued at $205,000) and 423,389 shares (valued at $5,467,000) of common stock for the option price of exercised stock options in 1998 and 1997, respectively

9. EMPLOYEE BENEFIT PLANS

   Stock Incentive Plans

   During the nine months ended September 30, 1998, 720,000 stock options were granted under the 1997 Stock Incentive Plan ("1997 Plan"). In February 1998, 216,000 stock options were granted under the 1997 Plan that vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting of half of the options when the common stock price first closed above $20 (which occurred on March 26, 1998), and of the remainder when the common stock price first closes above $25. In May 1998, 504,000 stock options were granted under the 1997 Plan that vest and become exercisable annually in equal amounts over a five-year period, with provision for vesting of half the options when the common stock price first closes above $25, and of the remainder when the common stock price first closes above $30.

    In March 1998, 81,000 performance shares vested that were granted in 1997. All compensation related to these performance shares was recorded as of December 31, 1997. In May 1998, 72,000 performance shares were granted under the 1997 Plan that vest when the common stock price first closes above $22.50. As of September 30, 1998, compensation of $1.6 million has been recorded related to these performance shares. Upon vesting of these performance shares, 72,000 additional performance shares will be granted that vest when the common stock price first closes above $25.

    In May 1998, the stockholders approved the 1998 Stock Incentive Plan ("1998 Plan") under which 6 million shares of common stock are available for grant. Grants under the 1998 Plan are subject to the provision that outstanding stock options and performance shares under all the Company's stock incentive plans cannot exceed 6% of the Company's outstanding common stock at the time such grants are made. During the first nine months of 1998, 654,500 stock options were granted under the 1998 Plan. Additionally, 810,375 stock options were designated to be granted to specific optionees upon each of their exercises of all outstanding vested options granted under the 1997 Plan. Stock options will vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting of half the options when the common stock price first closes above $25, and of the remainder when the common stock price first closes above $30.

    Royalty Trust Option Plan

    In May 1998, the stockholders approved the 1998 Royalty Trust Option Plan ("Option Plan"). Under the terms of the Option Plan, the Company may grant to key employees options to purchase units of beneficial interest in the Cross Timbers Royalty Trust or in one or more royalty trusts that may be established by the Company. Such options will allow the purchase of royalty trust units of beneficial interest at fair market value on the date of grant in an aggregate amount not to exceed $12 million. No options have yet been granted.


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

    On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("East Texas Basin Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24, 1998, the properties were purchased for an estimated price of $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production from certain properties acquired in the East Texas Basin Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. The Company has the option to repurchase a portion of this production payment each December, beginning in 1998. The cost of the East Texas Basin Acquisition (net of the production payment sold) of $215 million was funded by bank borrowings which were partially repaid by proceeds from the sale of common stock (Note 5). Purchase price revisions may result from post-closing adjustments.

    On September 30, 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet ("Cook Inlet Acquisition") from various Shell Oil Company affiliates ("Shell") in exchange for 1,921,850 shares of the Company's common stock. These shares are subject to certain price guarantees regarding the share value in early 1999 and other considerations (Note 5), including a non-interest bearing note payable of $6 million (Note 3). The Company plans to register these shares with the Commission by early 1999 for possible resale by Shell. The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The acquisition has an effective date of July 1, 1998, and is subject to customary post-closing adjustments.

    These acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997 and the year ended December 31, 1997, as if these acquisitions and the April 1998 sale of common stock had been consummated as of January 1, 1998 and 1997. These pro forma results are not necessarily indicative of future results.

                                                            Pro Forma (Unaudited)
                                                  ------------------------------------------
                                                     Nine Months Ended
(in thousands, except per share data)                  September 30,             Year Ended
                                                  ------------------------      December 31,
                                                    1998            1997            1997
                                                  --------        --------      ------------
     Revenues...................................  $213,926        $261,010      $354,912
                                                  ========        ========      ========

     Net income (loss)..........................  $(25,001)       $ 41,231      $ 57,932
                                                  ========        ========      ========

     Earnings (loss) available to common stock..  $(26,335)       $ 39,897      $ 56,153
                                                  ========        ========      ========

     Earnings (loss) per common share
       Basic....................................  $  (0.55)       $   0.82      $   1.15
                                                  ========        ========      ========
       Diluted..................................  $  (0.55)       $   0.80      $   1.12
                                                  ========        ========      ========

     Weighted average shares
        outstanding.............................    47,554          48,947        48,898
                                                  ========        ========      ========

    During October 1998, the Company entered into agreements with an undisclosed seller to acquire producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for a total of $33.4 million. These acquisitions are anticipated to close November 20 with an effective date of October 1, 1998 and are subject to typical purchase price adjustments. The Company will acquire these properties with bank debt.


11. CROSS TIMBERS ROYALTY TRUST

    On June 16, 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission to register the Company's 1,360,000 Units for sale in a public offering. The filing of the registration statement has been made in anticipation of improving commodity prices and related market conditions for oil and gas equities. In accordance with Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, the Company discontinued depleting the Units in second quarter 1998. The Units are classified as producing properties in the accompanying balance sheet at a net cost of $16.4 million at September 30, 1998. The market value of the Units approximated cost at that date. For the nine months ended September 30, 1998 and 1997, the Company's results of operations included net income from the Units of $658,000 and $419,000, respectively.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of September 30, 1998 and the related consolidated statements of operations for the three and nine-month periods ended September 30, 1998 and 1997, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
October 21, 1998

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1997 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
---------------------------------
                                              QUARTER ENDED                        NINE MONTHS ENDED
                                              SEPTEMBER 30,                          SEPTEMBER 30,
                                 -------------------------------------  ------------------------------------
                                                            Increase                               Increase
                                    1998         1997      (Decrease)      1998         1997      (Decrease)
                                 -----------  -----------  -----------  -----------  -----------  -----------
TOTAL PRODUCTION
  Oil (Bbls)...................    1,026,528      984,371          4%     3,219,251    2,933,597         10%
  Gas (Mcf)....................   22,901,659   12,511,761         83%    59,402,221   35,703,643         66%
  Natural gas liquids (Bbls)...      339,639            -          -        777,676            -          -
  Mcfe.........................   31,098,661   18,417,987         69%    83,383,783   53,305,225         56%

AVERAGE DAILY PRODUCTION
  Oil (Bbls)...................       11,158       10,700          4%        11,792       10,746         10%
  Gas (Mcf)....................      248,931      135,997         83%       217,591      130,783         66%
  Natural gas liquids (Bbls)...        3,692            -          -          2,849            -          -
  Mcfe.........................      338,029      200,196         69%       305,435      195,257         56%

AVERAGE SALES PRICE
  Oil per Bbl..................       $12.28       $18.17        (32%)       $12.84       $19.25        (33%)
  Gas per Mcf..................        $2.10        $1.86         13%         $2.07        $2.09         (1%)
  Natural gas liquids per Bbl..        $9.22            -          -          $9.33            -          -

---------------------------
 Bbl -  Barrel
 Mcf -  Thousand cubic feet
 Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent of one Bbl equals six Mcf)

   Total oil and gas production increased from comparable 1997 periods primarily because of acquisitions, new drills and workovers, partially offset by natural decline.

   The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $11.59 for third quarter 1998 compared to $17.64 for third quarter 1997. The Company's average oil price includes oil marketing margins which are partially offset by lower priced sour crude sales and transportation charges. During fourth quarter 1996 and first quarter 1997, oil prices reached their highest levels since the 1990 Persian Gulf War. This is contrasted against 1998 oil prices that continued to decline throughout the first half of the year following OPEC's November 1997 agreement to increase production. Although OPEC agreed in late June to curtail production to pre-November 1997 levels, there has been little impact on oil prices. The WTI average posting for October was $11.87.

   Natural gas prices remained lower throughout most of first quarter 1998 after an abnormally mild winter in the central and eastern U. S. and elevated storage levels, while prices for second quarter 1998 partially rebounded to levels above second quarter 1997. Third quarter 1998 prices declined from second quarter levels, but paralleled third quarter 1997 prices and are expected to increase through the fourth quarter. The Company uses gas futures contracts to reduce price-risk on a portion of its gas production. During the three and nine-month periods ended September 30, 1998, gas futures contracts and similar arrangements resulted in additional gas revenue of $4.1 million ($0.18 per Mcf) and $5.8 million ($0.10 per Mcf), respectively. See Note 4 to Consolidated Financial Statements.

RESULTS OF OPERATIONS
---------------------

QUARTER ENDED SEPTEMBER 30, 1998 COMPARED WITH QUARTER ENDED SEPTEMBER 30, 1997

   For the third quarter 1998, the Company reported a loss available to common stock of $31 million, which includes a $46 million ($30.3 million after tax) predominantly unrealized loss on investment in equity securities. Comparative third quarter 1997 earnings available to common stock was $2.8 million.

   Operating income (income before loss on investment in equity securities, interest expense and income tax) for the third quarter was $13.4 million, or an 18% increase from third quarter 1997 operating income of $11.3 million. Improved operating income is primarily because of increased production, partially offset by lower oil prices.

   Total revenues for the 1998 quarter were $67 million, a $23.3 million (53%) increase over third quarter 1997 revenues of $43.7 million. Oil revenue decreased $5.3 million (30%) because of the 32% decrease in oil prices, partially offset by the 4% increase in oil volumes. Gas revenue increased $27.9 million (120%) as a result of the 83% increase in gas production, the 13% increase in gas prices and the addition of natural gas liquids revenue from the Amoco Acquisition in late 1997. Gas gathering, processing and marketing revenues increased $500,000 (21%) primarily because of increased margins.

   Expenses for third quarter 1998 totaled $53.7 million, a 66% increase over third quarter 1997 expenses of $32.4 million. Production expense increased $5.7 million (53%) and depreciation, depletion and amortization ("DD&A") increased $10.1 million (84%) primarily as a result of production increases related to acquisitions and development. Taxes, transportation and other deductions increased $4.5 million (123%) primarily because of transportation and compression charges and property taxes related to the 1997 and 1998 acquisitions. Exploration expense, which primarily includes geological and geophysical costs, increased $700,000 (121%) because of the 1998 exploration program. General and administrative expense increased $300,000 (10%) because of increased salaries and expenses caused by Company growth through acquisitions and development activity.

   Other expense for third quarter 1998 and 1997 was $59.6 million and $6.5 million, respectively. Other expense for third quarter 1998 includes a loss on investment in equity securities of $46 million (an unrealized loss of $43.3 million and interest expense of $2.7 million related to such investment) and interest expense of $13.6 million. Other expense for third quarter 1997 includes a $300,000 gain on investment in equity securities (a realized gain of $400,000 less interest expense of $100,000 related to such investment) and interest expense of $6.8 million. Because investment in equity securities was accounted for as available-for-sale securities in 1997, an unrealized loss of $1.7 million in third quarter 1997 was recorded as a component of stockholders' equity.

   Net interest expense increased $6.8 million (101%) because of an increase of approximately 100% in the weighted average borrowings used to fund property acquisitions and treasury stock purchases, combined with an increase in the weighted average interest rate from 7.6% in the third quarter of 1997 to 7.7% in the third quarter of 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

   For the nine months ended September 30, 1998, loss available to common stock was $30.4 million, compared with earnings of $17.2 million for the same 1997 period. The 1998 loss includes a $40.3 million ($26.6 million after tax) predominantly unrealized loss on investment securities.

   Operating income for the first nine months of 1998 was $34 million, or a 24% decrease from operating income of $45 million for the comparable 1997 period. This decline in operating income is primarily because of lower oil prices, partially offset by increased production.

   Total revenues for the first nine months of 1998 were $178.7 million, or $37.1 million (26%) higher than revenues for the first nine months of 1997. Oil revenue decreased $15.1 million (27%) as a result of the 33% decrease in price, partially offset by the 10% increase in oil production. Gas and natural gas liquids revenue increased $55.3 million (74%), primarily because of the 66% increase in gas production and the addition of natural gas liquids production in late 1997.

   Gas gathering, processing and marketing revenues decreased $800,000 (11%) because of decreased margins. Other revenues decreased $2.2 million (78%) primarily because of a gain on sale of producing properties and lawsuit settlement proceeds in the 1997 nine-month period.

   Expenses for the nine months ended September 30, 1998 totaled $144.6 million, or 50% above total expenses of $96.5 million for the nine-month period of 1997. Production expense increased $10.7 million (33%) and DD&A increased $23.3 million (68%) primarily because of increased production related to acquisitions and development. Taxes, transportation and other deductions increased $8.9 million (77%) primarily because of transportation and compression charges and property taxes related to the 1997 and 1998 acquisitions. Exploration expense, which primarily includes geological and geophysical costs, increased $5.2 million because of the 1998 exploration program.

   General and administrative expense decreased $400,000 (4%) primarily because of a decline in stock incentive compensation to $1.6 million for the first nine months of 1998 from $2 million for the same 1997 period. Lower stock incentive compensation is primarily related to stock appreciation right compensation that fluctuates with changes in the common stock price.

   Other expense for the first nine months of 1998 and 1997 was $78.1 million and $16.7 million, respectively. Other expense for the 1998 period includes a loss on investment in equity securities of $40.3 million (an unrealized loss of $37.5 million and interest expense of $3.6 million related to such investment, partially offset by a realized gain of $800,000) and interest expense of $37.8 million. Other expense for the 1997 period includes a $1.4 million gain on investment in equity securities (a realized gain of $2 million less interest expense of $600,000 related to such investment) and interest expense of $18 million. Because investment in equity securities was accounted for as available-for-sale securities in 1997, an unrealized loss of $800,000 in the first nine months of 1997 was recorded as a component of stockholders' equity.

    Net interest expense increased $19.8 million (110%) as a result of an increase of approximately 100% in the weighted average borrowings used to partially fund acquisitions and treasury stock purchases, combined with an increase in the weighted average interest rate from 7.4% for the nine months of 1997 to 7.9% for the 1998 period. The increased interest rate is primarily attributable to senior subordinated debt that was issued in April and October 1997.


COMPARATIVE EXPENSES PER MCF EQUIVALENT PRODUCTION

   The following are expenses on an Mcf equivalent (Mcfe) basis:

                                                      QUARTER ENDED                        NINE MONTHS ENDED
                                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                         -------------------------------------  ------------------------------------
                                                                    Increase                               Increase
                                            1998         1997      (Decrease)      1998         1997      (Decrease)
                                         -----------  -----------  -----------  -----------  -----------  -----------
    Production........................       $0.53        $0.59       (10%)         $0.51        $0.60       (15%)
    Taxes, transportation and other...        0.26         0.20        30%           0.25         0.22        14%
    Depreciation, depletion and
     amortization (DD&A) (a)..........        0.71         0.62        15%           0.67         0.61        10%
    General and administrative (G&A)..        0.10         0.16       (38%)          0.12         0.20       (40%)
    Interest (b)......................        0.44         0.37        19%           0.45         0.34        32%

    -------------------------
    (a)   Includes only DD&A directly related to oil and gas production.

    (b) Excludes interest related to investment in equity securities (which has been reclassified to gain (loss) on investment in equity securities in the consolidated statements of operations; see Note 2 to Consolidated Financial Statements).

   The following are explanations of the more significant variances:

   Production-   Decreased production expense per Mcfe is primarily because of the lower operating costs of gas-producing properties acquired in 1997 and 1998, the timing of workovers and operating efficiencies initiated after acquiring operated properties.

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

   Interest- Increased interest per Mcfe is primarily the result of increased debt to partially finance the 1997 and 1998 acquisitions, as well as treasury stock purchases. Increased interest per Mcfe is also because of a higher weighted average interest rate, primarily attributable to senior subordinated debt issued in April and October 1997.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

CASH FLOW AND WORKING CAPITAL

   Cash used in operating activities was $94.7 million for the nine months ended September 30, 1998 compared with $66.4 million for the nine-month 1997 period. Operating cash flow (defined as cash provided by operating activities before changes in working capital) decreased 5% from $63.5 million for the nine months of 1997 to $60.1 million for the same 1998 period primarily because of the decline in oil prices.

   During the nine months ended September 30, 1998, proceeds from bank and short-term borrowings of $785.7 million and the offering of common stock of $133.3 million were used to fund operating activities of $94.7 million, net property acquisitions, development costs and other capital additions of $309.2 million, debt payments of $457.7 million, treasury stock purchases of $49 million, net payments related to stock option exercises of $400,000 and dividends of $6.1 million. The resulting decrease in cash and cash equivalents for the period was $1.9 million.

   Other significant changes in current assets during the nine months ended September 30, 1998, include a $112.8 million increase in investment in equity securities resulting from purchases, partially offset by market value depreciation and sales. The $13 million increase in current deferred tax benefit is primarily because of the unrealized loss on the investment in equity securities at September 30, 1998.

   Total current liabilities increased $5.6 million during the first nine months of 1998 primarily because of acquisition-related accrued liabilities, partially offset by a reduced payable to Royalty Trust primarily because of lower product prices.

ACQUISITIONS AND DEVELOPMENT

   Exploration and development costs incurred for the nine-month 1998 period were $39.8 million; exploration and development cash expenditures for the first nine months of 1998 totaled $41.5 million. This compares with exploration and development cash expenditures of $52.8 million for the first nine months of 1997. Although actual exploration and development expenditures may vary significantly due to many factors, the Company anticipates its 1998 expenditures for exploration and development activities to be $70 to $90 million, as budgeted, with exploration expenditures of 10% to 15% of the total. Such expenditures are dependent upon drilling results, property acquisitions and commodity prices, and are expected to be funded by cash flow from operations.

    During the nine months ended September 30, 1998, the Company's purchases of equity securities totaled $167.3 million. Proceeds from sales of equity securities totaled $17.7 million, resulting in an $800,000 net realized gain. The Company recorded a net unrealized loss on investment in equity securities of $37.5 million for the first nine months of 1998. As of November 10, 1998, the market value of investment in equity securities was $110.1 million, resulting in an unrealized holding loss of $40.3 million. These investments are equity securities of select energy companies which the Company believes are currently undervalued. The Company expects these securities to appreciate as oil prices return to more normal levels.

   Since May 1996, the Board of Directors has authorized the purchase of 10.5 million shares of the Company's common stock on the open market. During the first nine months of 1998, the Company purchased 2.9 million shares at a cost of $48.2 million, with 2.3 million shares remaining available to purchase.

   On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("East Texas Basin Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24, 1998, the properties were purchased for an estimated price of $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production on certain properties acquired in the East Texas Basin Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. The Company has the option to repurchase a portion of this production payment each December, beginning in 1998. The cost of the East Texas Basin Acquisition (net of the production payment sold) of $215 million was funded by bank borrowings, which were partially repaid by proceeds from the sale of common stock. See Note 5 to Consolidated Financial Statements. Purchase price revisions may result from post-closing adjustments.

   On September 30, 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet ("Cook Inlet Acquisition") from various Shell Oil Company affiliates in exchange for 1,921,850 shares of the Company's common stock. These shares are subject to certain price guarantees regarding the share value in early 1999 and other considerations (Note 5), including a non-interest bearing note payable of $6 million (Note 3). The acquisition has an effective date of July 1, 1998, and is subject to customary post-closing adjustments. See Note 10 to Consolidated Financial Statements.

   During October 1998, the Company entered into agreements with an undisclosed seller to acquire producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for a total of $33.4 million. These acquisitions are anticipated to close November 20 with an effective date of October 1, 1998 and are subject to typical purchase price adjustments. The Company will acquire these properties with bank debt.

   On June 16, 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission ("Commission) to register the Company's 1,360,000 Units for sale in a public offering. The filing of the registration statement has been made in anticipation of improving commodity prices and related market conditions for oil and gas equities.

   On October 13, 1998, the Company announced its plans to form the Hugoton Royalty Trust by conveying an 80% net profits interest in properties that are principally located in the Hugoton area of Kansas and Oklahoma and the Green River Basin of Wyoming. These properties represent approximately 30% of the Company's existing reserve base. The Company anticipates filing a registration statement with the Commission in early December and expects to apply for listing of the trust units on the New York Stock Exchange. Subject to industry and market conditions, the Company plans to offer 10% to 20% of the trust units to the public during January 1999, and to distribute $2.00 in annual market value of trust units to the Company's common shareholders, on a quarterly basis, beginning no later than the first quarter of 2000.

   As of the end of September, the Company had drilled 49 wells and participated in the drilling of 31 non-operated wells. A total of 145 recompletions and workovers were also completed in the nine months ended September 30, 1998. Drilling has been focused on gas projects in the Fontenelle Unit located in the Green River Basin of Wyoming, the Ozona Area of West Texas and the Hugoton Basin of Oklahoma and Kansas.

   Fifteen gas wells have been drilled in the Fontenelle Unit with an additional five to be drilled by year-end. To date, the completed wells in this region have averaged initial rates exceeding 700 Mcf per day. Fourteen gas wells have been drilled in the Ozona Area with an additional ten expected to be drilled by year end.

   Drilling operations commenced in the Hugoton Basin during the third quarter with six of the planned 18 wells having been drilled by quarter end. Included in this drilling program are a combination of step-out development and exploration wells utilizing 3-D seismic to locate prospective drill sites. A recent drill well is testing at rates exceeding 2,000 Mcf per day from the Council Grove interval. This well extends the productive limits of the producing area and establishes additional drill well locations for future development.

   Since assuming operations of the San Juan Basin properties, the Company has completed over 70 workovers in this region, the majority of which have involved installation of wellhead compressors or artificial lifts. The Company assumed operations of the East Texas Basin Acquisition properties on April 24, 1998. Development of the East Texas properties has also focused on workover opportunities with over 30 workovers completed to date. Fifteen of these workovers have focused on recompletions to producing intervals yet to be produced. The average initial rate for these recompletions is over 700 Mcf per day. The Company expects to drill 12 to 15 infill wells in the Travis Peak interval by year end.

   Exploration activity in 1998 has focused on the completion of 3-D seismic surveys in Texas County, Oklahoma and the Nemeha Ridge area of Oklahoma.
Results are currently being evaluated to determine potential drilling locations.

DEBT AND EQUITY

   For the nine months ended September 30, 1998, long-term debt increased $334 million because of increased borrowings to partially fund property acquisitions, treasury stock purchases and investment in equity securities. See Note 3 to Consolidated Financial Statements.

   Stockholders' equity at September 30, 1998 increased $81.8 million from year-end primarily because of increased capital of $141.9 million related to the common stock offering, common stock issued for the Cook Inlet Acquisition, stock option exercises and performance share grants, partially offset by the nine-month loss of $30.4 million, net treasury stock additions of $24.5 million and common stock dividends of $5.2 million.

   A three-for-two common stock split was effected on February 25, 1998. All share and per share amounts have been restated for the effect of this stock split.

   On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.3 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition that closed on April 24, 1998. The offering was made pursuant to a shelf registration statement filed with the Commission on February 25, 1998 to potentially offer securities that could include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million.

   On September 30, 1998, the Company issued 1,921,850 shares of common stock to Shell as consideration for oil-producing properties acquired in the Cook Inlet Acquisition. Such common stock is subject to certain price guarantees regarding share value in early 1999 and other considerations including a non-interest bearing note payable of $6 million. The Company plans to register these shares with the Commission by early 1999 for possible resale by Shell.

COMMON STOCK DIVIDENDS

   In August 1998, the Board of Directors of the Company declared a third quarter common stock dividend of $0.04 per share, or a total of $1.8 million, paid in October 1998. Common stock dividends paid by the Company or its predecessors were at the rate of $0.033 per common share from September 1992 through 1996 and $0.037 per common share in 1997.

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


YEAR 2000
---------

   The Company is in the process of reviewing its computer systems and making the necessary modifications for Year 2000 compliance. As of September 1998, the Company has completed most of the modifications of its primary accounting and land computer programs and is currently testing these modifications. Remaining computer technology to be remediated and tested includes PC-based hardware, building facilities and embedded systems. All remediation and testing is currently expected to be complete by June 1999. Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems for Year 2000 compliance represents a material risk to the Company. The Company estimates that its incremental costs related to Year 2000 compliance efforts to date have not been material, and expects that future costs will not be material.

    The Company has identified significant third parties and is in the process of formally inquiring about their Year 2000 status. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. Such failure to achieve Year 2000 compliance could have a materially adverse effect on the Company's operations and cash flow, the extent to which is unknown.

    The Company is developing contingency plans in the event of potential problems resulting from failure of the Company's or significant third parties' computer systems on January 1, 2000. Such contingency plans are expected to be complete by September 1999.

FORWARD-LOOKING INFORMATION
---------------------------

   Certain information included in this quarterly report on Form 10-Q and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company's operations and the oil industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

   Among the factors that could cause actual results to differ materially are crude oil and natural gas price fluctuations; the Company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling; potential delays or failure to achieve expected production from existing and future exploration and development projects; potential disruption to the Company's operations because of failure to achieve timely Year 2000 compliance by the Company or other entities with which it has material relationships; and potential liability resulting from pending or future litigation. In addition, such statements may be affected by general domestic and international economic and political conditions.

                                                     PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   In June 1996, Holshouser v. Cross Timbers Oil Company, a class action lawsuit, was filed in the District Court of Major County, Oklahoma. The action was filed on behalf of all parties who, at any time since June 1991, have allegedly had production or other costs deducted by the Company from royalties paid on gas produced in Oklahoma when the royalty is based upon a specified percentage of the proceeds received from the gas sold. On or about March 30, 1998, the plaintiffs dismissed the action without prejudice. On April 3, 1998, the same plaintiffs, along with additional parties, filed a similar class action lawsuit against the Company in the District Court of Dewey County, Oklahoma, styled Booth, et al. v. Cross Timbers Oil Company. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting of the monies allegedly owed to them. The Company filed a motion to dismiss the action due to lack of proper venue, which was denied. This decision is being appealed. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.


ITEMS 2. THROUGH 4.

   Not applicable.


ITEM 5.  OTHER INFORMATION

   On September 30, 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field located in Alaska's Cook Inlet ("Cook Inlet Acquisition") from various Shell Oil Company affiliates ("Shell"). In exchange therefor, Shell received 1,921,850 shares of the Company's common stock, subject to certain price guarantees regarding the share value in early 1999 and other considerations, including a non-interest bearing note payable of $6 million. The Company plans to register these shares with the Commission by early 1999 for possible resale by Shell. The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The acquisition has an effective date of July 1, 1998, and is subject to customary post-closing adjustments. The Company's internal engineers estimate proved reserves attributable to the acquisition to be 12 million barrels of oil. Current net daily production is approximately 3,600 barrels per day from 31 producing wells with a reserve-to-production index of nine years.

   On October 13, 1998, the Company announced its plans to form the Hugoton Royalty Trust by conveying an 80% net profits interest in properties that are principally located in the Hugoton area of Kansas and Oklahoma and the Green River Basin of Wyoming. These properties represent approximately 30% of the Company's existing reserve base. The Company anticipates filing a registration statement with the Commission in early December and expects to apply for listing of the trust units on the New York Stock Exchange. Subject to industry and market conditions, the Company plans to offer 10% to 20% of the trust units to the public during January 1999, and to distribute $2.00 in annual market value of trust units to the Company's common shareholders, on a quarterly basis, beginning no later than the first quarter of 2000.

   During October 1998, the Company entered into agreements with an undisclosed seller to acquire producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for a total of $33.4 million. These acquisitions are anticipated to close November 20, 1998 with an effective date of October 1, 1998 and are subject to typical purchase price adjustments. The Company will acquire these properties with bank debt.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits

         Exhibit Number
         and Description
         ---------------

              10.1 Fourth Amendment to Revolving Credit Agreement, dated August 28, 1998

              11 Computation of per share earnings (included in Note 6 to Consolidated Financial Statements)

              15    Letter re unaudited interim financial information

                    15.1  Awareness letter of Arthur Andersen LLP


  (b)  Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended September 30, 1998 and through November 13, 1998:

          On July 2, 1998, the Company filed a report on Form 8-K/A (Amendment No.1 to Form 8-K dated April 24, 1998) to file pro-forma financial statements for the acquisition of certain producing properties in the East Texas Basin from EEX Corporation.

          On September 15, 1998, the Company filed a report on Form 8-K dated August 26, 1998 regarding 1) its plans to begin the systematic distribution of royalty trusts to its stockholders beginning no later than early in the year 2000, and 2) its stockholder rights plan and the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock of the Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: November 13, 1998           By            BENNIE G. KNIFFEN
                                     ------------------------------------------
                                                Bennie G. Kniffen
                                        Senior Vice President and Controller
                                         (Principal Accounting Officer and
                                             Duly Authorized Officer)