Form 10-Q/A
period 1998-09-30
CROSS TIMBERS OIL CO
filed 1998-12-29
CIK 868809

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A
                                AMENDMENT NO. 1

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1932


               For the quarterly period ended SEPTEMBER 30, 1998

                                      OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10662

                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)


              Delaware                                   75-2347769
   -------------------------------                   ------------------
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

   810 Houston Street, Suite 2000, Fort Worth, Texas          76102
   -------------------------------------------------        ---------
   (Address of principal executive offices)                 (Zip Code)

                                (817) 870-2800
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
   -------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

             Class                   Outstanding as of October 30, 1998
  ----------------------------       ----------------------------------
  Common stock, $.01 par value                   45,711,556

================================================================================

                           CROSS TIMBERS OIL COMPANY
 AMENDMENT NO. 1 TO FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                                     INDEX



                                                                      Page
                                                                      ----
PART II.  OTHER INFORMATION

 Item 2.  Changes in Securities and Use of Proceeds...............      3

          Signatures..............................................      4

                                                      PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) and (b) Pursuant to a Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC dated August 25, 1998, the Board of Directors declared a dividend of one preferred share purchase right ("Right") for each outstanding share of common stock, par value $.01 per share, payable on September 15, 1998 to shareholders of record on that date. For a summary of the Rights Agreement, see the Company's Form 8-A registering the Rights, as filed with the Securities and Exchange Commission ("Commission") on September 8, 1998.

(c) On December 1, 1997, the Company issued warrants to a subsidiary of Amoco Corporation ("Amoco") to purchase 937,500 shares of the Company's common stock at a price of $15.31 per share in partial consideration for the acquisition of certain oil and gas producing properties. See Note 10 to Consolidated Financial Statements. These warrants terminate on September 29, 2002, and are exercisable in increments of at least 200,000 shares. The offer and sale of these securities are exempt from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act"). Upon exercise of any of the warrants, Amoco (or other qualified holders of the common stock obtained upon exercise of the warrants) will be entitled to make one demand for registration of such common stock until the expiration of the holding period that would permit a non-affiliate to sell shares without restriction under Rule 144(k) of the Securities Act. In lieu of registration, the Company has the right to purchase the shares at a price equal to the average closing price of Company common stock on the New York Stock Exchange for the 15 trading days immediately following the date on which the demand is made.

   On September 30, 1998, the Company issued 1,921,850 shares of common stock to Shell Western E&P, Inc., Shell Deepwater Development Holdings, Inc. and Shell Offshore Inc. ("Shell") in partial consideration of the acquisition of certain oil-producing properties. See Note 10 to Consolidated Financial Statements.
The offer and sale of these securities are exempt from registration under
Section 4(2) of the Securities Act. The Company intends to register the shares of common stock with the Commission by early 1999 for possible resale by Shell. The Company has effectively guaranteed a $20 per share value to Shell upon registration.

(d)  Not applicable.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: December 29, 1998           By       BENNIE G. KNIFFEN
                                    -------------------------------
                                           Bennie G. Kniffen
                                         Senior Vice President
                                             and Controller
                                     (Principal Accounting Officer
                                      and Duly Authorized Officer)