Form 10-K405/A
period 1998-12-31
CROSS TIMBERS OIL CO
filed 1999-04-09
CIK 868809

                                     1998
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No.1

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

     The Company's estimated proved reserves at December 31, 1998 were 54.5 million barrels ("Bbls") of oil, 1.2 trillion cubic feet ("Tcf") of natural gas and 17.2 million Bbls of natural gas liquids, based on December 31, 1998 prices of $9.50 per Bbl for oil, $2.01 per thousand cubic feet ("Mcf") for gas and $3.99 per Bbl for natural gas liquids. Based on December 31, 1997 prices of $15.50 per Bbl for oil, and $2.20 per Mcf and $11.07 per Bbl for natural gas liquids, estimated proved reserves at December 31, 1998 would be 65.9 million Bbls of oil, 1.2 Tcf of natural gas and 17.7 million Bbls of natural gas liquids. This compares with December 31, 1997 proved reserves of 47.9 million Bbls of oil, 815.8 Bcf of natural gas and 13.8 million Bbls of natural gas liquids. Approximately 80% of December 31, 1998 proved reserves, computed on a gas energy equivalent ("Mcfe") basis, were proved developed reserves. Increased proved reserves during 1998 were primarily the result of predominantly gas-producing property acquisitions and development and exploitation activities, partially offset by production. During 1998, the Company's daily oil and gas production averaged 12,598 Bbls and 229,717 Mcf. Fourth quarter 1998 daily oil and gas production averaged 14,991 Bbls and 265,702 Mcf. Following its December 1997 acquisition of gas-producing properties in the San Juan Basin, the Company began separate reporting of natural gas liquids production. During 1998, daily natural gas liquids production averaged 3,347 Bbls per day.

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

Significant Properties

     The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by the Company's major operating areas at December 31, 1998 (in thousands):


                                            Proved Reserves
                                 ------------------------------------       Discounted
                                                          Natural Gas      Present Value
                                                            Liquids     before Income Tax of
                                 Oil (Bbls)   Gas (Mcf)     (Bbls)        Proved Reserves
                                 ----------   ---------   -----------   ---------------------
     East Texas.........             2,127      317,947        -        $234,825        25.8%
     San Juan Basin.....             1,199      253,568   17,174         170,868        18.8%
     Mid-Continent......             4,495      189,374        -         163,282        18.0%
     Permian Basin......            32,295       95,356        -         116,816        12.9%
     Rocky Mountain.....             2,481      183,830        -         110,390        12.1%
     Hugoton............               232      159,128        -          89,745         9.9%
     Alaska Cook Inlet..            11,437            -        -          12,719         1.4%
     Other (a)..........               244       10,021        -           9,961         1.1%
                                    ------    ---------  -------        --------        ----

     Total..............            54,510    1,209,224   17,174        $908,606         100%
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


     Miller and Lents, Ltd. ("Miller and Lents"), an independent petroleum engineering firm, prepared the estimates of the Company's proved reserves and the future net cash flow (and present value thereof) attributable to proved reserves at December 31, 1998, 1997 and 1996. As prescribed by the Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. Based on December 31, 1997 prices of $15.50 per Bbl for oil, $2.20 per Mcf and $11.07 per Bbl for natural gas liquids, estimated proved reserves at December 31, 1998 would be 65.9 million Bbls of oil, 1.2 Tcf of natural gas and 17.7 million Bbls of natural gas liquids. See Note 14 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

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

Oil and Gas Sales Prices and Production Costs

     The following table shows the average sales prices per Bbl of oil (including condensate), Mcf of gas and per Bbl of natural gas liquids produced and the production costs and taxes, transportation and other per thousand cubic feet of gas equivalent ("Mcfe," computed on an energy equivalent basis of 6 Mcf to 1 Bbl):


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

Item 3.  Legal Proceedings

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. The Company filed motions to dismiss the action due to lack of proper venue, which motions were denied. This decision denying the motions is being appealed. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The Company was not made aware of the claim until the U.S. Justice Department contacted the Company in August 1998. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Justice Department, the plaintiff has made similar allegations in actions filed against over 300 companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The Company has not been served with this complaint which is under review by the U.S. Justice Department. The Company has filed a response with the U.S. Justice Department and is awaiting its decision whether to intervene in the case. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

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
                                                  ==========       ==========    =========      =========      ========
  Diluted.....................................    $    (1.65) (a)  $     0.59    $    0.48      $   (0.28) (b) $   0.08
                                                  ==========       ==========    =========      =========      ========

 Weighted average common shares outstanding...        43,396           39,773       39,913         38,072        35,829
                                                  ==========       ==========    =========      =========      ========

 Dividends declared per common share..........    $     0.16       $     0.15    $    0.13      $    0.13      $   0.13
                                                  ==========       ==========    =========      =========      ========

Consolidated Statement of Cash Flows Data
 Cash provided (used) by:
  Operating activities........................    $  (45,842)      $   98,006    $  59,694      $  32,938      $ 42,293
  Investing activities........................    $ (384,598)      $ (311,322)   $(124,871)     $(160,416)     $(62,745)
  Financing activities........................    $  438,957       $  213,195    $  66,902      $ 121,852      $ 26,232

Consolidated Balance Sheet Data...............
 Property and equipment, net..................    $1,051,011       $  723,836    $ 450,561      $ 364,474      $244,555
 Total assets.................................    $1,207,594       $  788,455    $ 523,070      $ 402,675      $292,451
 Long-term debt...............................    $  921,000       $  539,000    $ 314,757      $ 238,475      $142,750
 Stockholders' equity.........................    $  177,451       $  170,243    $ 142,668      $ 130,700      $113,333

Operating Data................................
 Average daily production:....................
  Oil (Bbls)..................................        12,598           10,905        9,584          9,677         9,497
  Gas (Mcf)...................................       229,717          135,855      101,845         78,408        58,182
  Natural gas liquids (Bbls)..................         3,347              220            -              -             -
  Mcfe........................................       325,390          202,609      159,349        136,470       115,164

 Average sales price:.........................
  Oil (per Bbl)...............................    $    12.21       $    18.90    $   21.38      $   17.09      $  15.38
  Gas (per Mcf)...............................    $     2.07       $     2.20    $    1.97      $    1.42      $   1.81
  Natural gas liquids (per Bbl)...............    $     7.62       $     9.66            -              -             -

 Production expense (per Mcfe)................    $     0.53       $     0.59    $    0.67      $    0.71      $   0.77
 Taxes, transportation and other (per Mcfe)...    $     0.25       $     0.22    $    0.20      $    0.17      $   0.21

 Proved reserves:.............................
  Oil (Bbls)..................................        54,510           47,854       42,440         39,988        33,581
  Gas (Mcf)...................................     1,209,224          815,775      540,538        358,070       177,061
  Natural gas liquids (Bbls)..................        17,174           13,810            -              -             -
  Mcfe........................................     1,639,331        1,185,759      795,178        597,998       378,547

Other Data
 Operating cash flow (c)......................    $   78,480       $   89,979    $  68,263      $  40,439      $ 37,816
 Ratio of earnings to fixed charges (d).......          (0.7) (e)         2.2          2.6           (0.2) (f)      1.5


     (a) Includes effect of a $93.7 million pre-tax net loss on investment in equity securities and a $2 million pre-tax, non-cash impairment charge.
     (b) Includes effect of a $20.3 million pre-tax, non-cash impairment charge recorded upon adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
     (c) Defined as cash provided by operating activities before changes in current assets and liabilities. Because of exclusion of changes in current assets and liabilities, this cash flow statistic is different from cash provided (used) by operating activities, as is disclosed under generally accepted accounting principles.
     (d) For purposes of calculating this ratio, earnings include income (loss) from continuing operations before income tax and fixed charges. Fixed charges include interest expense, the portion of rentals (calculated as one-third) considered to be representative of the interest factor and preferred stock dividends.
     (e) Includes effect of the items in (a) above. Excluding the effect of these items, the ratio of earnings to fixed charges is 0.8.
     (f) Includes effect of the charge in (b) above. Excluding the effect of this charge, the ratio of earnings to fixed charges is 1.3.

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

New Accounting Standards

     The Company adopted the following pronouncements in 1998:

     - SFAS No. 130, "Reporting Comprehensive Income," requires that all items that are to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements, and

     - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," requires reporting of financial and descriptive information about a company's reportable operating segments. The Company has identified only one operating segment, which is the exploration and production of oil and gas.

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

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations
--------------------------------------------------------------------------------


(in thousands, except per share data)
                                                                Year Ended December 31
                                                           -------------------------------
                                                              1998       1997      1996
                                                           ---------  ---------  ---------
REVENUES

Oil and condensate.......................................  $  56,164   $ 75,223   $ 75,013
Gas and natural gas liquids..............................    182,587    110,104     73,402
Gas gathering, processing and marketing..................      9,438      9,851     12,032
Other....................................................      1,297      3,094        888
                                                           ---------   --------   --------

Total Revenues...........................................    249,486    198,272    161,335
                                                           ---------   --------   --------

EXPENSES.................................................

Production...............................................     63,148     43,580     39,365
Exploration..............................................      8,034      2,088          -
Taxes, transportation and other..........................     29,105     16,405     11,944
Depreciation, depletion and amortization.................     83,560     47,721     37,858
Impairment (Note 1)......................................      2,040          -          -
General and administrative (Note 11).....................     13,479     15,818     16,420
Gas gathering and processing.............................      8,360      8,517      6,905
Trust development costs..................................      1,498        665        854
                                                           ---------   --------   --------

Total Expenses...........................................    209,224    134,794    113,346
                                                           ---------   --------   --------

OPERATING INCOME.........................................     40,262     63,478     47,989
                                                           ---------   --------   --------

OTHER INCOME (EXPENSE)

Gain (loss) on investment in equity securities (Note 2)..    (93,719)     1,735       (893)
Interest expense, net....................................    (52,113)   (26,012)   (16,123)
                                                           ---------   --------   --------

Total Other Income (Expense).............................   (145,832)   (24,277)   (17,016)
                                                           ---------   --------   --------

INCOME (LOSS) BEFORE INCOME TAX..........................   (105,570)    39,201     30,973

Income Tax Expense (Benefit) (Note 5)....................    (35,851)    13,517     10,669
                                                           ---------   --------   --------

NET INCOME (LOSS)........................................    (69,719)    25,684     20,304

Preferred stock dividends................................      1,779      1,779        514
                                                           ---------   --------   --------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK................  $ (71,498)  $ 23,905   $ 19,790
                                                           =========   ========   ========

EARNINGS (LOSS) PER COMMON SHARE (Notes 1 and 9)

 Basic...................................................     $(1.65)     $0.60      $0.50
                                                           =========   ========   ========
 Diluted.................................................     $(1.65)     $0.59      $0.48
                                                           =========   ========   ========

Weighted Average Common Shares Outstanding...............     43,396     39,773     39,913
                                                           =========   ========   ========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Comprehensive Income
--------------------------------------------------------------------------------

(in thousands)
                                                                  Year Ended December 31
                                                               -----------------------------
                                                                 1998       1997      1996
                                                               --------   -------   --------
NET INCOME (LOSS)............................................  $(69,719)  $25,684   $20,304
                                                               --------   -------   -------

OTHER COMPREHENSIVE INCOME

Unrealized gains on available-for-sale securities (Note 2):
  Unrealized holding gains...................................         -     1,434     1,022
  Less realized gains included in net income.................         -    (2,400)      (56)
                                                               --------   -------   -------

Other Comprehensive Income (Loss) Before Tax.................         -      (966)      966

Income tax benefit (expense) related to
 other comprehensive income..................................         -       328      (328)
                                                               --------   -------   -------

Other Comprehensive Income (Loss)............................         -      (638)      638
                                                               --------   -------   -------

COMPREHENSIVE INCOME (LOSS)..................................  $(69,719)  $25,046   $20,942
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

                                                                                 December 31
                                                                              ------------------
                                                                                1998      1997
                                                                              -------  ---------
 Deferred tax assets:
   Net operating loss carryforwards.........................................  $54,044  $ 20,926
   Trust development expenses...............................................    4,454     3,959
   Accrued stock appreciation right and performance share compensation......      576       739
   Unrealized loss on trading securities....................................   24,686         -
   Other....................................................................    2,626     1,593
                                                                              -------  --------
          Total deferred tax assets.........................................   86,386    27,217
                                                                              -------  --------

 Deferred tax liabilities:
   Intangible development costs.............................................   48,913    37,856
   Tax depletion and depreciation in excess of financial statement amounts..   16,894     8,008
   Other....................................................................    2,655     2,228
                                                                              -------  --------
          Total deferred tax liabilities....................................   68,462    48,092
                                                                              -------  --------

 Net deferred tax assets (liabilities)......................................  $17,924  $(20,875)
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

6.   Commitments and Contingencies

     Leases

     The Company leases offices, vehicles and certain other equipment in its primary locations under non-cancelable operating leases. As of December 31, 1998, minimum future lease payments for all non-cancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows (in thousands):

               1999.......................................  $ 7,528
               2000.......................................    7,177
               2001.......................................    6,968
               2002.......................................    6,886
               2003.......................................    6,858
               Remaining..................................    6,548
                                                            -------

               Total......................................  $41,965
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

     Litigation

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. The Company filed motions to dismiss the action due to lack of proper venue, which motions were denied. The decision denying the motions is being appealed. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The Company was not made aware of the claim until the U.S. Justice Department contacted the Company in August 1998. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The Company has not been served with this complaint that is under review by the U.S. Justice Department. The Company has filed a response with the U.S. Justice Department and is awaiting its decision whether to intervene in the case. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

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

     Unit/ Option Activity and Balances

     The following summarizes Unit and Option activity and balances from 1996 through 1998:

                                                               1994, 1997
                                         Weighted                  and
                                          Average  1991 Plan   1998 Plans
                                         Exercise  Incentive      Stock
                                           Price     Units       Options
                                         -------   ---------   ----------
1996
--------------------------------------
          Beginning of year...........    $ 6.27    835,810    1,399,250
               Grants.................      9.64          -      303,750
               Exercises..............      5.70   (784,658)    (211,079)
               Forfeitures............      6.61       (189)      (4,925)
                                                   --------   ----------
          End of year.................      7.32     50,963    1,486,996
                                                   ========   ==========
          Exercisable at end of year..      6.66     50,963    1,006,146
                                                   ========   ==========
1997
--------------------------------------
          Beginning of year...........    $ 7.32     50,963    1,486,996
               Grants.................     12.11          -    1,757,250
               Exercises..............      6.75    (26,213)    (897,234)
               Forfeitures............      8.79          -      (18,315)
                                                   --------   ----------
          End of year.................     11.11     24,750    2,328,697
                                                   ========   ==========
          Exercisable at end of year..     10.96     24,750    1,119,044
                                                   ========   ==========
1998
--------------------------------------
          Beginning of year...........    $11.11     24,750    2,328,697
               Grants.................     17.52          -    1,395,750
               Exercises..............     11.64     (6,750)  (1,081,711)
               Forfeitures............     17.19          -      (21,750)
                                                   --------   ----------
          End of year.................     14.23     18,000    2,620,986
                                                   ========   ==========
          Exercisable at end of year..     11.03     18,000    1,351,236
                                                   ========   ==========

    The following summarizes information about Units/ Options at December 31, 1998:

                                Units/ Options Outstanding    Units/ Options Exercisable
                             -------------------------------  --------------------------
                                        Weighted    Weighted                    Weighted
                                         Average    Average                     Average
        Range of                        Remaining   Exercise                    Exercise
     Exercise Prices           Number     Term        Price    Number             Price
     ---------------         ---------  ---------   --------  ---------         --------

1991 Plan
  $5.32-$7.56                   18,000  3.1 years    $ 5.43      18,000          $ 5.43

1994, 1997 and 1998 Plans
  $6.61-$7.89                  235,015  6.5 years      7.23     235,015            7.23
  $9.67-$10.92                 264,971  7.4 years      9.68     264,971            9.68
  $12.04-$13.40                762,500  8.4 years     12.27     747,000           12.21
  $15.53-$18.22              1,358,500  9.4 years     17.58     104,250           15.54
                             ---------                        ---------
                             2,638,986                        1,369,236
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

     On March 1, 1999, the Company and Shell entered into an amended agreement to postpone Shell's resale of Company common stock to no later than August 16, 1999. Prior to that date, the Company will have the options of purchasing the common stock from Shell, registering the shares for resale by Shell, or exchanging the shares with another Company security to be resold by Shell. In the interim, the Company has agreed to make payments to Shell of up to $20 million, including a payment of $5 million on March 2, 1999, and has entered into gas sales and transportation contracts that provide Shell with an estimated value of $7.5 million. If Shell's proceeds from the sale of Company securities exceeds the remaining amount due Shell, the difference will be refunded to the Company; otherwise, the difference will be paid to Shell.

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
                                                     =========   =========

     The Company filed a registration statement with the Commission in December 1998 to sell approximately 40% of the Hugoton Royalty Trust units to the public in March or April 1999 (Note 1). The unit sales price is expected to be in the range of $9.00 to $10.00. Assuming the underwriters' overallotment option is not exercised, the Company will sell 15,000,000 units, or 37.5% of the Trust. Based on a mid-range price of $9.50 per unit, net proceeds to be received by the Company is estimated to be $131.5 million, net of underwriters' discount and offering expenses. Proceeds from the sale will be used to reduce bank debt. Pro forma results of operations for the year ended December 31, 1998, as if the sale of Trust units and the acquisitions described above were consummated immediately prior to January 1, 1998, would be: revenues of $269.2 million, net loss of $63.7 million and loss available to common stock of $65.5 million, or $1.39 per common share.

13.  Quarterly Financial Data (Unaudited)

     The following are summarized quarterly financial data for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                  Quarter
                                   --------------------------------------
                                     1st       2nd       3rd        4th
                                   -------   -------  --------   --------
1998
---------------------------------
     Revenues....................  $49,968   $61,652  $ 67,044   $ 70,822
     Gross profit (a)............  $13,007   $14,510  $ 16,568   $  9,656
     Earnings (loss) available to
       common stock..............  $  (184)  $   759  $(31,004)  $(41,069)
     Earnings (loss) per common
      share
       Basic.....................  $  0.00   $  0.02  $  (0.69)  $  (0.90)
       Diluted...................  $  0.00   $  0.02  $  (0.69)  $  (0.90)
     Average shares outstanding..   39,046    43,940    44,765     45,440

1997
---------------------------------
     Revenues....................  $52,286   $45,520  $ 43,734   $ 56,732
     Gross profit (a)............  $24,625   $16,595  $ 14,242   $ 23,834
     Earnings available to
       common stock..............  $10,650   $ 3,735  $  2,779   $  6,741
     Earnings per common share
       Basic.....................  $  0.26   $  0.09  $   0.07   $   0.17
       Diluted...................  $  0.25   $  0.09  $   0.07   $   0.17
     Average shares outstanding..   40,395    39,498    39,581     39,629

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 12, 1999

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of April 1999.

                                   CROSS TIMBERS OIL COMPANY



                                   By               BOB R. SIMPSON
                                     -------------------------------------------
                                        Bob R. Simpson, Chairman of the Board
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of April 1999.



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

 10.12 * 1998 Royalty Trust Option Plan (incorporated by reference to Exhibit B to the 1998 Proxy Statement filed on April 24, 1998)

 10.13 * Management Group Employee Severance Protection Plan (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December
          31, 1998)

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

 12.1 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to Form 10-K for the year ended December
          31, 1998)

 21.1 Subsidiaries of Cross Timbers Oil Company (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended December 31, 1998)

 23.1     Consent of Arthur Andersen LLP

 23.2     Consent of Miller and Lents, Ltd. (incorporated by reference to
          Exhibit 23.2 to Form 10-K for the year ended December 31, 1998)

     *    Management contract or compensatory plan

--------------------

     Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, Cross Timbers Oil Company, 810 Houston St., Suite 2000, Fort Worth, Texas 76102.