Form 10-K405/A
period 1998-12-31
CROSS TIMBERS OIL CO
filed 1999-04-16
CIK 868809

                                     1998
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K/A
                                Amendment No. 2

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

Oil and Gas Sales Prices and Production Costs

     The following table shows the average sales prices per Bbl of oil (including condensate), Mcf of gas and per Bbl of natural gas liquids produced and the production costs and taxes, transportation and other per thousand cubic feet of gas equivalent ("Mcfe," computed on an energy equivalent basis of 6 Mcf to 1 Bbl):


                                                Year Ended December 31
                                                ----------------------
                                                 1998    1997    1996
                                                ------  ------  ------
    Sales prices:
      Oil (per Bbl)...........................  $12.21  $18.90  $21.38
      Gas (per Mcf)...........................  $ 2.07  $ 2.20  $ 1.97
      Natural gas liquids (per Bbl)...........  $ 7.62  $ 9.66  $    -

    Production costs per Mcfe.................  $ 0.53  $ 0.59  $ 0.67
    Taxes, transportation and other per Mcfe..  $ 0.25  $ 0.22  $ 0.20

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
                                                  ==========       ==========    =========      =========      ========

 Earnings (loss) available to common stock....    $  (71,498) (a)  $   23,905    $  19,790        (10,538) (b) $  3,048
                                                  ==========       ==========    =========      =========      ========
 Per common share
  Basic.......................................    $    (1.65) (a)  $     0.60    $    0.50      $   (0.28) (b) $   0.09
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

Consolidated Balance Sheet Data:
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

Operating Data:
 Average daily production:
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

 Average sales price:
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

 Proved reserves:
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

EXPENSES

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

     Year-end oil prices used in the estimation of proved reserves and calculation of the standardized measure were $9.50 for 1998, $15.50 for 1997, $24.25 for 1996 and $18.00 for 1995. Year-end average gas prices were $2.01 for 1998, $2.20 for 1997, $3.02 for 1996 and $1.68 for 1995. Year-end average natural gas liquids prices were $3.99 for 1998 and $11.07 for 1997. Proved oil and gas reserves at December 31, 1998 include 209,000 Bbls and 8,278,000 Mcf, and the standardized measure, before income tax, includes approximately $8 million attributable to the Company's ownership of approximately 22% of the Cross Timbers Royalty Trust. Year-end 1998 oil and gas reserves also include 3,224,000 Bbls and 412,058,000 Mcf, and the standardized measure, before income tax, includes approximately $280 million attributable to the Company's full ownership of the Hugoton Royalty Trust.

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



ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 12, 1999

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of April 1999.

                                   CROSS TIMBERS OIL COMPANY



                                   By               BOB R. SIMPSON
                                     -------------------------------------------
                                        Bob R. Simpson, Chairman of the Board
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 16th day of April 1999.



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