Form 10-Q
period 1999-03-31
CROSS TIMBERS OIL CO
filed 1999-05-17
CIK 868809

  ==========================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1999
                                                --------------

                                     OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission File Number: 1-10662
                                                -------

                           CROSS TIMBERS OIL COMPANY
            (Exact name of registrant as specified in its charter)


              Delaware                                      75-2347769
              --------                                     ------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

  810 Houston Street, Suite 2000, Fort Worth, Texas            76102
  -------------------------------------------------          --------
(Address of principal executive offices)                    (Zip Code)

                                (817) 870-2800
              --------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
(Former name, former address and former fiscal year, if change since last
------------------------------------------------------------------------------
                                    report)
                                    -------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No____
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                     Class                        Outstanding as of May 3, 1999
          ----------------------------            ------------------------------
          Common stock, $.01 par value                       44,727,256

  ==========================================================================

                           CROSS TIMBERS OIL COMPANY
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


                                     INDEX


                                                                                                           Page
                                                                                                           ----
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Balance Sheets
                  at March 31, 1999 and December 31, 1998................................................     3

               Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1999 and 1998.....................................     4

               Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1999 and 1998.....................................     5

               Notes to Consolidated Financial Statements................................................     6

               Report of Independent Public Accountants..................................................    12

  Item 2.      Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..........................................    13

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk................................    18


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings.........................................................................    19

  Item 5.      Other Information.........................................................................    19

  Item 6.      Exhibits and Reports on Form 8-K..........................................................    19

               Signatures................................................................................    21

                       P A R T   I.    F I N A N C I A L   I N F O R M A T I O N

CROSS TIMBERS OIL COMPANY
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

(in thousands, except share amounts)                                                MARCH 31,
                                                                                        1999        DECEMBER 31,
                                                                                   (Unaudited)         1998
                                                                                ----------------   --------------
ASSETS

Current Assets:
  Cash and cash equivalents...................................................  $          9,958   $         12,333
  Accounts receivable, net....................................................            42,970             50,607
  Receivable from royalty trusts..............................................             2,987               -
  Investment in equity securities (Note 2)....................................            28,657             44,386
  Deferred income tax benefit.................................................            16,316             24,816
  Other current assets........................................................             3,972              5,436
                                                                                ----------------   ----------------

      Total Current Assets....................................................           104,860            137,578
                                                                                ----------------   ----------------

Property and Equipment, at cost - successful efforts method:
  Producing properties........................................................         1,359,250          1,335,844
  Undeveloped properties......................................................             6,926              6,845
  Gas gathering and other.....................................................            28,645             27,829
                                                                                ----------------   ----------------
     Total Property and Equipment.............................................         1,394,821          1,370,518
  Accumulated depreciation, depletion and amortization........................          (344,851)          (319,507)
                                                                                ----------------   ----------------

      Net Property and Equipment..............................................         1,049,970          1,051,011
                                                                                ----------------   ----------------

Other Assets..................................................................            13,242             13,210
                                                                                ----------------   ----------------

Loans to Officers (Note 3)....................................................             6,325              5,795
                                                                                ----------------   ----------------

Deferred Income Tax Receivable................................................             2,370                  -
                                                                                ----------------   ----------------

TOTAL ASSETS..................................................................  $      1,176,767   $      1,207,594
                                                                                ================   ================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities....................................  $         61,379   $         93,583
  Payable to royalty trusts...................................................              -                   968
  Short-term debt ............................................................             7,962              4,962
  Other current liabilities...................................................             2,658                 75
                                                                                ----------------   ----------------

     Total Current Liabilities................................................            71,999             99,588
                                                                                ----------------   ----------------

Long-term Debt (Note 4).......................................................           921,000            921,000
                                                                                ----------------   ----------------

Deferred Income Tax Payable...................................................                 -              6,892
                                                                                ----------------   ----------------

Other Long-term Liabilities...................................................             9,512              2,663
                                                                                ----------------   ----------------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
  Series A convertible preferred stock ($.01 par value, 25,000,000
      shares authorized, 1,138,729 issued, at liquidation value of $25).......            28,468             28,468
  Common stock ($.01 par value, 100,000,000 shares
    authorized, 54,048,227 shares issued).....................................               541                541
  Additional paid-in capital..................................................           337,662            338,503
  Treasury stock (9,320,971 shares)...........................................          (118,555)          (118,555)
  Retained earnings (deficit).................................................           (73,860)           (71,506)
                                                                                ----------------   ----------------

     Total Stockholders' Equity...............................................           174,256            177,451
                                                                                ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................................  $      1,176,767   $      1,207,594
                                                                                ================   ================


         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)
                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                        1999            1998
                                                                                 ---------------   ---------------
REVENUES

  Oil and condensate........................................................... $         15,768   $         15,062
  Gas and natural gas liquids..................................................           51,964             32,992
  Gas gathering, processing and marketing .....................................            1,792              1,652
  Other........................................................................              (17)               262
                                                                                ----------------   ----------------

  Total Revenues...............................................................           69,507             49,968
                                                                                ----------------   ----------------
EXPENSES

  Production...................................................................           18,491             12,508
  Exploration..................................................................              209              1,368
  Taxes, transportation and other..............................................            7,208              5,104
  Depreciation, depletion and amortization.....................................           26,176             15,582
  General and administrative...................................................            2,916              2,014
  Gas gathering and processing.................................................            2,177              2,132
  Trust development costs......................................................                -                267
                                                                                ----------------   ----------------

  Total Expenses...............................................................           57,177             38,975
                                                                                ----------------   ----------------
OPERATING INCOME...............................................................           12,330             10,993
                                                                                ----------------   ----------------

OTHER INCOME (EXPENSE)

  Gain on investment in equity securities......................................              806                569
  Interest expense, net........................................................          (15,390)           (11,167)
                                                                                ----------------   ----------------

  Total Other Income (Expense).................................................          (14,584)           (10,598)
                                                                                ----------------   ----------------

INCOME (LOSS) BEFORE INCOME TAX................................................           (2,254)               395
                                                                                ----------------   ----------------
INCOME TAX

  Current......................................................................              (30)                 -
  Deferred.....................................................................             (762)               134
                                                                                ----------------   ----------------
   ............................................................................
  Total Income Tax Expense (Benefit) ..........................................             (792)               134
                                                                                ----------------   ----------------

NET INCOME (LOSS)..............................................................           (1,462)               261
  Preferred Stock Dividends....................................................              445                445
                                                                                ----------------   ----------------


EARNINGS (LOSS) AVAILABLE TO COMMON STOCK...................................... $         (1,907)  $           (184)
                                                                                ================   ================


EARNINGS (LOSS) PER COMMON SHARE (Note 6)

  Basic........................................................................ $          (0.04)  $           0.00
                                                                                ================   ================

  Diluted...................................................................... $          (0.04)  $           0.00
                                                                                ================   ================

DIVIDENDS DECLARED PER COMMON SHARE............................................ $           0.01   $           0.04
                                                                                ================   ================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.....................................           44,727             39,046
                                                                                ================   ================

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------

(in thousands)
(Note 7)
                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------------
                                                                                     1999               1998
                                                                               ----------------    ----------------
OPERATING ACTIVITIES.........................................................
  Net income (loss)..........................................................   $        (1,462)   $            261
  Adjustments to reconcile net income (loss) to net cash.......................
    provided by operating activities:........................................
      Depreciation, depletion and amortization...............................            26,176              15,582
      Exploration............................................................               209               1,368
      Stock incentive compensation...........................................               (16)                173
      Deferred income tax....................................................              (762)                134
      Gain on sale of properties and equity securities.......................            (2,820)               (652)
      Other non-cash items...................................................               796                 (62)
  Changes in operating assets and liabilities (a)............................             2,230              (5,320)
                                                                                ---------------    ----------------

  CASH PROVIDED BY OPERATING ACTIVITIES......................................            24,351              11,484
                                                                                ---------------    ----------------
INVESTING ACTIVITIES

  Proceeds from sale of property and equipment...............................                74                  89
  Property acquisitions......................................................            (4,244)            (45,819)
  Exploration and development costs..........................................           (21,463)             (9,796)
  Gas plant, gathering and other additions...................................            (1,330)             (1,147)
  Loans to officers..........................................................              (530)               -
                                                                                ---------------    ----------------

  CASH USED BY INVESTING ACTIVITIES..........................................           (27,493)            (56,673)
                                                                                ---------------    ----------------
FINANCING ACTIVITIES
  Proceeds from short- and long-term debt....................................             7,000             162,500
  Payments on short- and long-term debt......................................            (4,000)            (96,500)
  Dividends..................................................................            (2,233)             (1,895)
  Net proceeds (payments) related to stock option exercises..................              -                 (1,023)
  Purchase of treasury stock.................................................              -                (10,139)
                                                                                ---------------    ----------------

  CASH PROVIDED BY FINANCING ACTIVITIES......................................               767              52,943
                                                                                ---------------    ----------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............................            (2,375)              7,754

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...............................            12,333               3,816
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD.....................................   $         9,958    $         11,570
                                                                                ===============    ================

(a) CHANGES IN OPERATING ASSETS AND LIABILITIES
      Accounts receivable....................................................   $         6,210    $          6,126
      Investment in equity securities - net sales (purchases)................            18,233              (6,233)
      Other current assets...................................................             1,418              (2,122)
      Accounts payable, accrued liabilities and payable to royalty trusts....           (24,772)             (3,091)
      Other long-term liabilities............................................             1,141                -
                                                                                ---------------    ----------------

    DECREASE (INCREASE) IN OPERATING ASSETS AND LIABILITIES..................   $         2,230    $         (5,320)
                                                                                ===============    ================

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.    INTERIM FINANCIAL STATEMENTS

      The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1998, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the financial position at March 31, 1999 and the results of operations and cash flows of the Company for the three months ended March 31, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

      Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1998 annual report on Form 10-K.

Comprehensive Income

      During the three months ended March 31, 1999 and 1998, there were no reportable elements of comprehensive income other than net income (loss).

Royalty Trusts

      The Company makes monthly net profits payments to Cross Timbers Royalty Trust and Hugoton Royalty Trust (Note 8) based on revenues and costs related to properties from which net profits interests were carved. Effective January 1, 1999, the Company changed its method of accounting for the trusts from the royalty interest method to the working interest method. Under the working interest method, amounts due the trusts are carved from the Company's revenues, taxes, production expenses and development costs. The Company no longer records the trusts' portion of development costs as an expense in the consolidated statements of operations, and reported oil and gas production and revenues and production expense are lower than reported under the royalty interest method.


2.    INVESTMENT IN EQUITY SECURITIES

      In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired in 1998 have been recorded as trading securities since such securities were principally held for resale in the near future. Accordingly, such investment has been recorded as a current asset at market value, unrealized holding gains and losses have been recognized in the consolidated statements of operations and cash flows from purchases and sales of equity securities have been included in cash provided (used) by operating activities in the consolidated statements of cash flows. Gains (losses) on trading securities and interest related to the cost of these investments have been classified as other income (expense).

      The following are components of gain (loss) on investment in equity securities (in thousands):


                                                                         Three Months Ended
                                                                              March 31,
                                                                     --------------------------
                                                                           1999        1998
                                                                     ---------------------------
         Realized gains (losses) on sale of securities:
              Gains.............................................     $      -       $        62
              Losses............................................         (23,042)           (14)
                                                                     -----------    -----------
              Net gains (losses)................................         (23,042)            48

         Changes in unrealized gains and losses.................          25,546            604

         Interest expense related to investment in
              equity securities.................................          (1,698)           (83)
                                                                     -----------    -----------

         Gain on investment in equity securities................     $       806    $       569
                                                                     ===========    ===========

      As of March 31, 1999, the unrealized holding loss on investment in equity securities was $47.1 million, as compared with an unrealized holding loss of $37.4 million on May 10, 1999.


3.    RELATED PARTY TRANSACTIONS

      Pursuant to margin support agreements with each of six officers, the Company agreed to use the value of its investments in equity securities (Note 2) to provide margin support for the officers' broker accounts where they hold Company common stock. The Company has also agreed to pay each officer's margin debt to the extent unpaid by the officer. In connection with these agreements, in December 1998 the Company loaned four officers a total of $5,795,000 to reduce their margin debt. In first quarter 1999, an additional $430,000 was loaned and approximately $100,000 interest was accrued. The loans are full recourse and due in five years, with interest equal to the Company's bank debt rates. Total officer margin debt on their broker accounts at April 30, 1999 was $11.2 million.


4.    LONG-TERM DEBT

      As of March 31, 1999, long-term bank debt, subordinated note and other long-term debt were unchanged from balances at December 31, 1998. The Company has reduced bank and short-term debt by approximately $162 million since March 31, primarily from proceeds from the sale of Hugoton Royalty Trust units and non-operated producing properties in the San Juan Basin, net of payments to Shell for the Cook Inlet Acquisition (Note 8).

      The Company is currently amending its Revolving Credit Agreement with commercial banks ("loan agreement"). Because of the sale of trust units and producing properties, the Company anticipates that the borrowing base and commitment will be reduced from $615 million to $505 million, resulting in unused borrowing capacity of approximately $48 million. Other significant provisions of the loan agreement are expected to remain unchanged.


5.    COMMITMENTS AND CONTINGENCIES

Commodity Commitments

      The Company has entered into gas futures contracts and oil swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. As of May 10, 1999, the NYMEX oil price is approximately $2.50 higher than the West Texas Intermediate posted price. See "Oil and Gas Production and Prices" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                      Gas                                  Oil
                                       ---------------------------------     -------------------------------
               Production Month        Mcf per Day        Price per Mcf      Bbls per Day       Price per Bbl
        ---------------------------    -----------        --------------     ------------      --------------
        1999    April                          -             $       -            7,000               $15.80
                May                       230,000                 1.95            9,355                16.66
                June                      240,000                 2.00            7,333                16.21
                July                      140,000                 2.07            4,839                16.14
                August                    130,000                 2.15            3,871                15.88
                September                 140,000                 2.14            2,667                15.34
                October                   110,000                 2.14            1,613                15.68
                November                   60,000                 2.27                -                    -
                December                   60,000                 2.43                -                    -
        2000    January                    30,000                 2.60                -                    -
                February                   30,000                 2.50                -                    -
                March                      20,000                 2.40                -                    -
                April to September         10,000                 2.30                -                    -

      The Company has entered into basis swap agreements that effectively fix the San Juan Basin basis at $0.25 per Mcf for 20,000 Mcf per day for May through December 1999, and 10,000 Mcf per day from January through December 2000. The Company has basis swap agreements that effectively fix the Wyoming basis at $0.27 per Mcf for 10,000 Mcf per day from May through December 1999. The Company also has basis swap agreements that effectively fix Oklahoma basis at $0.13 per Mcf for 10,000 Mcf per day for May through December 1999.

      The Company's termination of futures contracts related to April 1999 gas production, net of the effects of basis swap agreements, resulted in a net gain of $670,000. This gain will be recognized as additional gas revenue of approximately $0.08 per Mcf in April 1999.

      The Company has committed to pay a minimum price of $2.00 per Mcf for gas sales related to Hugoton Royalty Trust distributions through March 2000, which effectively represents production through January 2000. Underlying volumes related to the trust units sold to the public (Note 8) are approximately 38,000 Mcf per day. Therefore, the Company's gas revenues will be reduced to the extent actual gas prices for these underlying volumes is less than $2.00.

Litigation

      On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. The Company filed motions to dismiss the action due to lack of proper venue, which motions were denied. This decision denying the motions was appealed, but the appeal was denied. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

      On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The Company was not made aware of the claim until the U.S. Department of Justice contacted the Company in August 1998. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. Although the court unsealed the case in May 1999, the Company has not been served with this complaint. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

      The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company's financial position, liquidity or operations.

6.  COMMON SHARES OUTSTANDING AND EARNINGS PER COMMON SHARE

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three Months Ended March 31,
                                          -----------------------------------------------------------------------------
                                                         1999                                        1998
                                          -----------------------------------     -------------------------------------
                                                                    Earnings                                 Earnings
                                          Earnings     Shares (a)   per Share     Earnings         Shares    per Share
                                          ----------   ---------   -----------    ---------       -------   -----------
Basic:
    Net income......................      $   (1,462)                             $  261
    Preferred stock dividends.......            (445)                               (445)
                                          ----------                              -------
    Earnings (loss) available to
          common stock - basic......          (1,907)    44,727     $(0 .04)        (184)           39,046    $   0.00
                                                                    =======                                   ========

Diluted:
    Effect of dilutive securities:
       Stock options................               -          6                        -               703
       Preferred stock (a)..........               -          -                        -                 -
       Warrants.....................               -          -                        -                60
                                          ----------   --------                   ------            ------
    Earnings (loss) available to
          common stock - diluted....      $   (1,907)    44,733     $ (0.04) (b)  $ (184)           39,809    $   0.00 (b)
                                          ==========   ========     =======       ======            ======    ========


(a) Based on common shares outstanding at May 1, 1999, potential conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $32.4 million and when quarterly earnings available to common stock exceeds approximately $8.1 million.
(b) Because of the antidilutive effect of dilutive securities on loss per common share, diluted loss available to common stock is the same as basic.


7. SUPPLEMENTAL CASH FLOW INFORMATION

      The following are total interest and income tax payments (receipts) during each of the periods (in thousands):

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                               1999           1998
                                                           -----------     ---------
                 Interest................................  $     9,224     $   4,476
                 Income tax..............................         (278)           64


     The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the three-month periods ended March 31, 1999 and 1998:

     -  Vesting of 81,000 performance shares in 1998
     - Receipt of 8,294 shares (valued at $162,000) of common stock for the option price of exercised stock options in 1998
     - Transfer of $841,000 from additional paid-in capital to accrued liabilities in 1999 related to the decrease in the Company's common stock price for shares issued to Shell for the Cook Inlet Acquisition (Note 8)

8.  ACQUISITIONS AND DISPOSITIONS

     On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("EEX Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24,1998, the properties were purchased for an estimated purchase price of $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The cost of the EEX Acquisition (net of the production payment sold) of $215 million was funded by bank borrowings which were partially repaid by proceeds from the sale of common stock.

     On September 30, 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet ("Cook Inlet Acquisition") from various Shell Oil Company affiliates ("Shell"). The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The Company acquired the properties in exchange for 1,921,850 shares of the Company's common stock, subject to a $20 per share price guarantee. The Company also executed a non-interest bearing promissory note to Shell for $6 million. Payments under this note of $3 million, $2 million and $1 million are due when the average NYMEX crude oil price for 60 consecutive days equals or exceeds $18.50, $19.50 and $20.50, respectively. The total estimated purchase price of the Cook Inlet Acquisition is $44.4 million.

     On March 1, 1999, the Company and Shell entered into an amended agreement to postpone Shell's resale of Company common stock to no later than August 16, 1999. Prior to that date, the Company will have the options of purchasing the common stock from Shell, registering the shares for resale by Shell, or exchanging the shares with another Company security to be resold by Shell. In the interim, the Company has paid $15 million to Shell and $5 million into escrow. The Company also has entered into gas sales and transportation contracts that provide Shell with an estimated value of $7.5 million. If Shell's proceeds from the sale of Company securities exceeds the remaining amount due Shell under the $20 common stock price guarantee, the difference will be refunded to the Company; otherwise, the difference will be paid to Shell. As of May 10, 1999, the remaining amount due Shell under the common stock price guarantee is approximately $11 million, or $5.75 per common share held by Shell, after considering funds in escrow. Amounts due Shell in excess of the common stock value at March 31, 1999 and December 31, 1998 are recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

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

     In December 1998, the Company formed the Hugoton Royalty Trust by conveying 80% net profits interests in properties located in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests represent approximately 30% of the Company's existing reserve base and were conveyed to the Trust in exchange for 40,000,000 units of beneficial interest. On April 8, 1999, the Company sold 15,000,000, or 37.5%, of the Trust units, in an initial public offering at a price of $9.50 per unit, less underwriters' discount and expenses. Pursuant to the underwriters' overallotment option, the Company sold an additional 2,004,000 units at $9.50 per unit less discount on May 7, 1999. Total net proceeds of approximately $149 million from the sale were used to reduce bank debt. Estimated gain on the sale of Trust units is approximately $40 million before income tax.

     Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 1999 and 1998 and the year ended December 31, 1998, as if these acquisitions and the sale of Hugoton Royalty Trust units had been consummated immediately prior to January 1, 1999 and 1998. These pro forma results are not necessarily indicative of future results.

                                                                                         Pro Forma (Unaudited)
                                                                ------------------------------------------------------------
                                                                        Three Months Ended                       Year Ended
         (in thousands, except per share data)                                  March 31,                       December 31,
                                                                -----------------------------------
                                                                        1999             1998                      1998
                                                                --------------      ---------------          --------------
         Revenues.........................................      $       62,879      $        68,701          $      265,981
                                                                ==============      ===============          ==============
         Net income (loss)................................      $         (950)     $         4,336          $      (63,586)
                                                                ===============     ===============          ==============
         Earnings (loss) available to common stock........      $       (1,395)     $         3,891          $      (65,365)
                                                                ==============      ===============          ==============
         Earnings (loss) per common share
               Basic......................................      $        (0.03)     $          0.08          $        (1.39)
                                                                ===============     ===============          ==============
               Diluted....................................      $        (0.03)     $          0.08          $        (1.39)
                                                                ===============     ===============          ==============

         Weighted average shares outstanding..............              44,727               48,172                  46,994
                                                                ==============      ===============          ==============


      On May 4, 1999, the Company sold non-operated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.5 million. The sale is effective March 1, 1999 and is subject to typical post-closing adjustments. Proceeds were used to reduce bank debt.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of March 31, 1999 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Cross Timbers Oil Company as of December 31, 1998 included in the Company's 1998 annual report on Form 10-K, and in our report dated March 12, 1999, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1998 annual report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 10, 1999

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with management's discussion and analysis contained in the Company's 1998 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

OIL AND GAS PRODUCTION AND PRICES
---------------------------------

                                                                         THREE MONTHS ENDED MARCH 31,
                                                                 ------------------------------------------
                                                                                                Increase
                                                                      1999           1998      (Decrease)
                                                                 ------------     ----------  ------------
         TOTAL PRODUCTION
               Oil (Bbls).......................................    1,397,505       1,076,292       30%
               Gas (Mcf)........................................   25,968,633      15,900,715       63%
               Natural gas liquids (Bbls).......................      218,847         209,876        4%
               Mcfe.............................................   35,666,745      23,617,723       51%

         AVERAGE DAILY PRODUCTION
               Oil (Bbls).......................................       15,528          11,959       30%
               Gas (Mcf)........................................      288,540         176,675       63%
               Natural gas liquids (Bbls).......................        2,432           2,332        4%
               Mcfe.............................................      396,297         262,419       51%

         AVERAGE SALES PRICE
               Oil per Bbl...................................... $      11.28     $     13.99      (19%)
               Gas per Mcf...................................... $       1.94     $      1.96       (1%)
               Natural gas liquids per Bbl...................... $       6.74     $      8.47      (20%)

         -------------------------------------------------------

         Bbl -   Barrel
         Mcf -   Thousand cubic feet
         Mcfe -  Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

     Total oil production increased primarily because of the Cook Inlet Acquisition and development activity in 1998, partially offset by natural decline. Increased gas production is primarily attributable to 1998 producing property acquisitions and development activity, partially offset by natural decline. Approximately 9,000 Mcf per day of first quarter gas production is related to a prior period revenue adjustment.

     The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $10.39 per barrel for first quarter 1999, compared to $13.73 for first quarter 1998. The Company's average oil price is generally higher than the WTI posted price because of quality and location differentials. The WTI price was slightly above $15.00 at the beginning of 1998, then continued to slide throughout the year until dropping to $8.00 in December 1998, the lowest level since 1978. Following the announcement in March 1999 of further agreed production cuts by OPEC and other oil producers, the WTI posted price has risen above $16.00 in April, the highest level since December 1997.

     Gas prices during the first quarter of 1999 and 1998 have been relatively weak because of abnormally mild winters in the central and eastern U.S. Cooler spring weather and lower industry production levels have helped to strengthen prices in April 1999. The Company uses price-hedging arrangements to reduce price-risk on a portion of its gas production; see Note 5 to Consolidated Financial Statements. The Company's average gas price for first quarter 1999 includes $0.25 per Mcf related to gas hedging profits.

RESULTS OF OPERATIONS
----------------------

     The loss available to common stock was $1.9 million for first quarter 1999, compared to $200,000 for first quarter 1998. This decline in earnings was the result of lower oil prices and increased expenses from the 1998 acquisitions, which were largely offset by acquisition-related production increases.

     Total revenues for the 1999 quarter were $69.5 million, a 39% increase from first quarter 1998 revenues of $50 million. Oil revenue increased $700,000 (5%) because of the 30% increase in production, largely offset by the 19% decrease in average prices. Gas and natural gas liquids revenues increased $19 million (58%) because of the 63% increase in gas production. Gas gathering, processing and marketing revenues increased $100,000 (8%) primarily because of increased gas marketing margins.

     Expenses for first quarter 1999 totaled $57.2 million, a 47% increase compared to total expenses of $39 million for the first quarter of 1998. Production expense increased $6 million (48%), taxes, transportation and other increased $2.1 million (41%) and depreciation, depletion and amortization increased $10.6 million (68%) primarily because of the 1998 acquisitions. Exploration costs for first quarter 1999 decreased $1.2 million (85%) due to a reduction in exploratory activities. General and administrative expense increased $900,000 (45%) because of increased salaries and expenses due to Company growth through acquisitions and development activity.

     Gain on investment in equity securities increased $200,000 (42%) because of the increase in market value of securities during the quarter, partially offset by related interest expense. Other interest expense increased $4.2 million (38%) because of an increase of approximately 47% in the weighted average borrowings used to partially fund property acquisitions and treasury stock purchases. This increase was partially offset by a decrease in the weighted average interest rate from 8% in first quarter 1998 to 7.4% in first quarter 1999.


COMPARATIVE EXPENSES PER MCF EQUIVALENT PRODUCTION

     The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                                THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------
                                                                      Increase
                                                1999       1998      (Decrease)
                                             --------     ------     ----------
        Production.........................    $0.52      $0.53        (2%)
        Taxes, transportation and other....     0.20       0.22        (9%)
        Depreciation, depletion and
          amortization (DD&A) (a)..........     0.71       0.63        13%
        General and administrative (G&A)...     0.08       0.09        (4%)
        Interest...........................     0.43       0.47        (9%)

    ___________________________

    (a) Includes only DD&A directly related to oil and gas production.

The following are explanations of significant variances of expenses on an Mcfe basis:

     DD&A- Increased DD&A per Mcfe is primarily related to increased 1998 producing property acquisition costs and lower proved oil reserve estimates, related to lower prices, as of December 31, 1998.

     Interest- Decreased interest expense per Mcfe is because a portion of the 1998 acquisitions were funded by sales and issuance of common stock. Also, the weighted average interest rate declined from 8% to 7.4%. These decreases were partially offset by increased debt to fund treasury stock purchases in 1998.

LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

CASH FLOW AND WORKING CAPITAL

     Cash provided by operating activities was $24.3 million for the first quarter of 1999 compared to $11.5 million for the first quarter of 1998. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities) increased 32% from $16.8 million for the first quarter of 1998 to $22.1 million for the same 1999 period primarily because of increased production from 1998 acquisitions and development activity, partially offset by the decline in oil prices.

     During the quarter ended March 31, 1999, proceeds from bank borrowings of $7 million and operating activities of $24.3 million were used to fund net property acquisitions, development costs and other capital additions of $27.5 million, debt payments of $4 million and dividends of $2.2 million. The resulting decrease in cash and cash equivalents for the period was $2.4 million.

     Other significant changes in current assets during the first three months of 1999 were a $15.7 million decrease in investment in equity securities and an $8.5 million decrease in current deferred income tax resulting from security sales in the first quarter that were partially offset by increased security prices. Accounts receivable decreased $7.6 million because of lower gas prices and timing of settlement of gas marketing receivables. The $3 million receivable from royalty trusts at March 31, 1999 primarily reflects the Company's March net profits payment to Hugoton Royalty Trust which was 100% owned by the Company until the sale of trust units in April.

     Total current liabilities decreased $27.6 million during first quarter
1999 primarily because of a $32.2 million decrease in accounts payable and accrued liabilities primarily related to timing of payments. This decrease was partially offset by a $3 million increase in short-term borrowings, as well as a $2.6 million increase in other current liabilities related to deferred revenues on gas contracts and interest swap terminations.

ACQUISITIONS AND DEVELOPMENT

     Exploration and development costs incurred by the Company for the first three months of 1999 were $18.8 million; cash expenditures for exploration and development for this period totaled $21.5 million. This compares with cash expenditures for exploration and development of $9.8 million and development costs incurred of $12.8 million during the first quarter of 1998. The Company initially budgeted $60 million for 1999 exploration and development expenditures. Actual exploration and development expenditures may vary significantly due to many factors, particularly changes in commodity prices. With recent increased oil prices, the Company currently anticipates its 1999 exploration and development expenditures will be $70 to $90 million. Such expenditures are expected to be funded by cash flow from operations.

     During first quarter 1999, the Company drilled one gas well and completed nine 1998 drill wells. A total of 27 recompletions and workovers were also performed in the first quarter. Because of weak oil prices, first quarter development was concentrated on gas projects in East Texas.

DISPOSITIONS

     In December 1998, the Company formed the Hugoton Royalty Trust by conveying 80% net profits interests in properties located in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests represent approximately 30% of the Company's existing reserve base and were conveyed to the Trust in exchange for 40,000,000 units of beneficial interest. On April 8, 1999, the Company sold 15,000,000, or 37.5%, of the Trust units, in an initial public offering at a price of $9.50 per unit, less underwriters' discount and expenses. Pursuant to the underwriters' overallotment option, the Company sold an additional 2,004,000 units at $9.50 per unit less discount on May 7, 1999. Total net proceeds of approximately $149 million from the sale were used to reduce bank debt. Estimated gain on the sale of Trust units is approximately $40 million before income tax.

     On May 4, 1999, the Company sold non-operated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.5 million. The sale is effective March 1, 1999 and is subject to typical post-closing adjustments. Proceeds were used to reduce bank debt.

DEBT AND EQUITY

     As of March 31, 1999, long-term bank debt, subordinated note and other long-term debt were unchanged from balances at December 31, 1998. The Company has reduced bank and short-term debt by approximately $162 million since March 31, primarily from proceeds from the sale of Hugoton Royalty Trust units and non-operated producing properties in the San Juan Basin, net of payments to Shell for the Cook Inlet Acquisition.

     The Company is currently amending its Revolving Credit Agreement with commercial banks ("loan agreement"). Because of the sale of trust units and producing properties, the Company anticipates that the borrowing base and commitment will be reduced from $615 million to $505 million, resulting in unused borrowing capacity of approximately $48 million. Other significant provisions of the loan agreement are expected to remain unchanged.

     Stockholders' equity at March 31, 1999 decreased $3.2 million from year-end because of the net loss for the quarter of $1.9 million, dividends declared of $447,000, and a decrease in additional paid-in capital of $841,000 related to the decrease in the Company's common stock price for shares issued to Shell for the Cook Inlet Acquisition.

COMMON STOCK DIVIDENDS

     In February 1999, the Board of Directors of the Company declared a first quarter common stock dividend of $0.01 per share, or a total of $447,000, paid in April 1999. The quarterly dividend was reduced from $0.04 per common share paid in 1998 because of the Company's current focus on debt reduction.


YEAR 2000
---------

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

     Some of the Company's critical field equipment, such as natural gas compressors, are partially controlled or regulated by embedded computer chips. Based on a preliminary review of all operating areas, no significant compliance exceptions have been identified. As of April 1999, the types of field equipment in all operated areas have been inventoried. The Company plans to complete remediation and testing of identified exceptions for significant computer-controlled field equipment by August 1999.

     Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Company. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $500,000 of which approximately $50,000 has been incurred and expensed through March 1999.

     The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is in the process of formally inquiring about their Year 2000 status. The Company has received responses to approximately 36% of its inquiries. Approximately 99% of respondents have indicated that they will be Year 2000 compliant by January 1, 2000. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

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

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain information included in this quarterly report and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company's 1998 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

     Hypothetical changes in interest rates and prices chosen for the following estimated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in interest rates, product prices and investment market values. Accordingly, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

INTEREST RATE RISK

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At March 31, 1999, the Company's variable rate debt had a carrying value of $623 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $306 million and an approximate fair value of $278 million. Assuming a 100-basis point change in interest rates, the fair value of the Company's fixed rate debt would change by approximately $16.4 million at March 31, 1999.

COMMODITY PRICE RISK

     The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of March 31, 1999, outstanding gas futures contracts had a fair value loss of $1.9 million and outstanding gas basis swap agreements had a fair value gain of $200,000. During March, the Company entered into crude oil swap agreements, which had a fair value loss of $700,000 at March 31, 1999. The aggregate effect of a hypothetical 10% change in oil and gas prices and basis would result in a change of up to $9 million in the fair value of these financial instruments at March 31, 1999. See Note 5 to Consolidated Financial Statements.

INVESTMENT IN EQUITY SECURITIES

     The Company is subject to price risk on its unhedged portfolio of publicly traded investments in equity securities. The fair value of these securities at March 31, 1999 was $28.7 million. At that time, a 25% appreciation or depreciation in equity prices would increase or decrease portfolio fair value and pre-tax earnings by approximately $7.2 million. See Note 2 to Consolidated Financial Statements.

                              P A R T   I I.    O T H E R   I N F O R M A T I ON


ITEM 1.  LEGAL PROCEEDINGS

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The Company was not made aware of the claim until the U.S. Department of Justice contacted the Company in August 1998. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. Although the court unsealed the case in May 1999, the Company has not been served with this complaint. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.


ITEMS 2. THROUGH 4.

     Not applicable.


ITEM 5.   OTHER INFORMATION

     On May 4, 1999, the Company sold non-operated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.5 million. The sale is effective March 1, 1999 and is subject to typical post-closing adjustments. Proceeds were used to reduce bank debt. The Company's internal engineers estimate proved developed reserves attributable to the sale to be 32.2 billion cubic feet of gas and 1.1 million Bbls of natural gas liquids. Current net daily production averages 8,000 Mcf of gas and 250 Bbls of natural gas liquids.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          Exhibit Number
          and Description                                                  Page
          ---------------                                                  ----

              11  Computation of per share earnings
                  (included in Note 6 to Consolidated Financial Statements)

              15  Letter re unaudited interim financial information

                  15.1      Awareness letter of Arthur Andersen LLP           22

    (b)   Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended March 31, 1998 and through May 14, 1999:

              On February 16, 1999, the Company filed a report on Form 8-K/A (Amendment No. 2 to Form 8-K dated April 24, 1998) to file amended financial statements for the acquisition of certain producing oil and gas properties and undeveloped acreage in the East Texas Basin from EEX Corporation.

              On April 23, 1999, the Company filed a report on Form 8-K regarding its April 8, 1999 sale of 15,000,000 units of the Hugoton Royalty Trust which was formed in December 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CROSS TIMBERS OIL COMPANY


Date: May 14, 1999                        By        BENNIE G. KNIFFEN
                                          ------------------------------
                                                    Bennie G. Kniffen
                                            Senior Vice President and Controller
                                            (Principal Accounting Officer and
                                                Duly Authorized Officer)