Form 10-Q
period 1999-06-30
CROSS TIMBERS OIL CO
filed 1999-08-16
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended  June 30, 1999
                                                 -------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                 Outstanding as of August 2, 1999
       ----------------------------     --------------------------------
       Common stock, $.01 par value                48,771,962

================================================================================

                           CROSS TIMBERS OIL COMPANY
            Form 10-Q for the Quarterly Period Ended June 30, 1999


                                     INDEX


                                                                                     Page
                                                                                     ----
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets
               at June 30, 1999 and December 31, 1998..................................3

             Consolidated Statements of Operations
               for the Three and Six Months Ended June 30, 1999 and 1998...............4

             Consolidated Statements of Cash Flows
               for the Six Months Ended June 30, 1999 and 1998.........................5

             Notes to Consolidated Financial Statements................................6

             Report of Independent Public Accountants..................................14

Item 2.      Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk................22


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings.........................................................23

Item 4.      Submission of Matters to a Vote of Security Holders.......................23

Item 5.      Other Information.........................................................23

Item 6.      Exhibits and Reports on Form 8-K..........................................24

             Signatures................................................................25

                                                PART I.    FINANCIAL INFORMATION

CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands)

                                                                      June 30,
                                                                        1999         December 31,
                                                                     (Unaudited)        1998
                                                                     -----------    -------------
ASSETS
Current Assets:
 Cash and cash equivalents.........................................  $     1,808    $      12,333
 Accounts receivable, net..........................................       61,973           50,607
 Investment in equity securities (Note 2)..........................       36,393           44,386
 Deferred income tax benefit.......................................       14,256           24,816
 Other current assets..............................................        9,497            5,436
                                                                     -----------    -------------
  Total Current Assets.............................................      123,927          137,578
                                                                     -----------    -------------
Property and Equipment, at cost - successful efforts method:
 Producing properties..............................................    1,185,212        1,335,844
 Undeveloped properties............................................        7,121            6,845
 Gas gathering and other...........................................       28,423           27,829
                                                                     -----------    -------------
  Total Property and Equipment.....................................    1,220,756        1,370,518
 Accumulated depreciation, depletion and amortization..............     (325,453)        (319,507)
                                                                     -----------    -------------
    Net Property and Equipment.....................................      895,303        1,051,011
                                                                     -----------    -------------
Other Assets.......................................................       13,133           13,210
                                                                     -----------    -------------
Loans to Officers (Note3)..........................................        6,364            5,795
                                                                     -----------    -------------
TOTAL ASSETS.......................................................  $ 1,038,727     $  1,207,594
                                                                     ===========    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
 Accounts payable and accrued liabilities..........................  $    45,365    $      93,583
 Payable to royalty trusts.........................................        2,342              968
 Short-term debt...................................................        5,000            4,962
 Other current liabilities.........................................        4,002               75
                                                                     -----------    -------------
  Total Current Liabilities........................................       56,709           99,588
                                                                     -----------    -------------
Long-term Debt (Note 4)............................................      745,000          921,000
                                                                     -----------    -------------
Deferred Income Taxes Payable......................................       10,498            6,892
                                                                     -----------    -------------
Other Long-term Liabilities........................................        8,968            2,663
                                                                     -----------    -------------
Commitments and Contingencies (Note 5)

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value, 25,000,000 shares authorized, 1,138,729  issued at liquidation value
  of $25)..........................................................       28,468           28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  54,064,258 and 54,048,227 shares issued).........................          541              541
 Additional paid-in capital........................................      352,846          338,503
 Treasury stock (9,321,691 and 9,320,971 shares)...................     (118,564)        (118,555)
 Retained earnings.................................................      (45,739)         (71,506)
                                                                     -----------    -------------
   Total Stockholders' Equity......................................      217,552          177,451
                                                                     -----------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................  $ 1,038,727  $     1,207,594
                                                                     ===========    =============

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------
(in thousands, except per share data)

                                                                      Three Months Ended      Six Months Ended
                                                                           June 30,               June 30,
                                                                   ----------------------  --------------------
                                                                     1999          1998      1999       1998
                                                                   ---------    ---------  ---------  ---------
REVENUES
 Oil and condensate....................................            $ 19,372     $ 13,674   $ 35,140   $ 28,736
 Gas and natural gas liquids...........................              43,248       45,779     95,212     78,771
 Gas gathering, processing and marketing...............               1,236        2,134      3,028      3,786
 Other.................................................               1,648           65      1,631        327
                                                                   --------     --------   --------   --------

 Total Revenues........................................              65,504       61,652    135,011    111,620
                                                                   --------     --------   --------   --------

EXPENSES

 Production............................................              18,307       13,581     36,798     26,089
 Exploration...........................................                 320        3,721        529      5,089
 Taxes, transportation and other.......................               8,129        7,263     15,337     12,367
 Depreciation, depletion and amortization..............              23,154       20,107     49,330     35,689
 General and administrative............................               2,844        4,820      5,760      6,834
 Gas gathering and processing..........................               2,039        2,103      4,216      4,235
 Trust development costs...............................                   -          367          -        634
                                                                   --------     --------   --------   --------

 Total Expenses........................................              54,793       51,962    111,970     90,937
                                                                   --------     --------   --------   --------

OPERATING INCOME.......................................              10,711        9,690     23,041     20,683
                                                                   --------     --------   --------   --------

OTHER INCOME (EXPENSE)

 Gain on sale of Hugoton Royalty Trust units (Note 9)..              40,331            -     40,331          -
 Gain on investment in equity securities (Note 2)......               5,742        5,120      6,548      5,689
 Interest expense, net.................................             (12,817)     (12,972)   (28,207)   (24,139)
                                                                   --------     --------   --------   --------

 Total Other Income (Expense)..........................              33,256       (7,852)    18,672    (18,450)
                                                                   --------     --------   --------   --------

INCOME BEFORE INCOME TAX...............................              43,967        1,838     41,713      2,233
                                                                   --------     --------   --------   --------

INCOME TAX

 Current...............................................                  16           20        (14)        20
 Deferred..............................................              14,937          614     14,175        748
                                                                   --------     --------   --------   --------

 Total Income Tax Expense..............................              14,953          634     14,161        768
                                                                   --------     --------   --------   --------

NET INCOME.............................................              29,014        1,204     27,552      1,465

 Preferred Stock Dividends.............................                 445          445        890        890
                                                                   --------     --------   --------   --------

EARNINGS AVAILABLE TO COMMON STOCK.....................            $ 28,569     $    759   $ 26,662   $    575
                                                                   ========     ========   ========   ========

EARNINGS PER COMMON SHARE (Note 7)

 Basic.................................................            $   0.64        $0.02      $0.60      $0.01
                                                                   ========     ========   ========   ========
 Diluted...............................................            $   0.61        $0.02      $0.58      $0.01
                                                                   ========     ========   ========   ========

DIVIDENDS DECLARED PER COMMON SHARE....................            $   0.01        $0.04      $0.02      $0.08
                                                                   ========     ========   ========   ========

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING....................................              44,733       43,940     44,730     41,506
                                                                   ========     ========   ========   ========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
(in thousands)


(Note 8)
                                                                         Six Months Ended June 30,
                                                                         -------------------------
                                                                            1999          1998
                                                                         -----------   -----------
OPERATING ACTIVITIES

 Net income......................................................        $  27,552     $   1,465
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization......................           49,330        35,689
   Exploration...................................................              529         5,089
   Stock incentive compensation..................................               96         1,317
   Deferred income tax...........................................           14,175           748
   Gain on investment in equity securities and
    from sale of property........................................          (51,464)       (5,687)
   Other non-cash items..........................................            1,813           675
 Changes in operating assets and liabilities (a).................            6,479      (132,668)
                                                                         -----------   -----------
 Cash Provided (Used) by Operating Activities....................           48,510       (93,372)
                                                                         -----------   -----------

INVESTING ACTIVITIES

 Proceeds from sale of Hugoton Royalty Trust units (Note 9)......          148,570           -
 Proceeds from sale of other property and equipment..............           45,504           417
 Property acquisitions...........................................          (35,742)     (235,812)
 Loans to officers...............................................             (629)          -
 Loan repayments from officers...................................               60           -
 Exploration and development costs...............................          (35,392)      (25,099)
 Gas plant, gathering and other additions........................           (2,338)       (4,773)
                                                                         -----------   -----------
 Cash Provided (Used) by Investing Activities....................          120,033      (265,267)
                                                                         -----------   -----------

FINANCING ACTIVITIES

 Proceeds from short- and long-term debt.........................           47,000       665,150
 Payments on short- and long-term debt...........................         (222,962)     (399,300)
 Common stock offering...........................................              -         133,304
 Dividends.......................................................           (3,125)       (3,907)
 Net proceeds (disbursements) related to stock option exercises..               28          (460)
 Purchase of treasury stock......................................               (9)      (31,497)
                                                                         -----------   -----------
 Cash Provided (Used) by Financing Activities....................         (179,068)      363,290
                                                                         -----------   -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.................          (10,525)        4,651

Cash and Cash Equivalents, Beginning of Period...................           12,333         3,816
                                                                         -----------   -----------

Cash and Cash Equivalents, End of Period.........................        $   1,808     $   8,467
                                                                         ===========   ===========
(a)  Changes in Operating Assets and Liabilities
   Accounts receivable.................................................. $   3,227     $  (4,625)
   Investment in equity securities......................................    17,640      (130,421)
   Other current assets.................................................    (4,013)         (929)
   Accounts payable, accrued liabilities and payable to royalty trusts..   (20,682)        3,307
   Other current liabilities............................................     3,832           -
   Other long-term liabilities..........................................     6,475           -
                                                                         -----------   -----------

  Increase (Decrease) in Operating Assets and Liabilities............... $   6,479     $(132,668)
                                                                         ===========   ===========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Interim Financial Statements

   The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1998, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 1999, its results of operations for the three and six months ended June 30, 1999 and 1998, and its cash flows for the six months ended June 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the Company's consolidated financial statements included in the Company's 1998 annual report on Form 10-K.

Comprehensive Income

   During the six months ended June 30, 1999 and 1998, there were no reportable elements of comprehensive income other than net income.

Royalty Trusts

   The Company makes monthly net profits payments to Cross Timbers Royalty Trust and Hugoton Royalty Trust (Note 9) based on revenues and costs related to properties from which net profits interests were carved. Effective January 1, 1999, the Company changed its method of accounting for the trusts from the royalty interest method to the working interest method. Under the working interest method, amounts due the trusts are carved from the Company's revenues, taxes, production expenses and development costs. The Company no longer records the trusts' portion of development costs as an expense in the consolidated statements of operations, and reported oil and gas production and revenues, taxes and production expense are lower than reported under the royalty interest method. There is no difference in operating income or net income under these two methods of accounting. The effect of this change on prior year financial statements was not significant.


2. Investment in Equity Securities

   In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired since 1997 have been recorded as trading securities since such securities were principally held for resale in the near future. Accordingly, such investment has been recorded as a current asset at market value, unrealized holding gains and losses have been recognized in the consolidated statements of operations and cash flows from purchases and sales of equity securities have been included in cash provided (used) by operating activities in the consolidated statements of cash flows. Gains (losses) on trading securities and interest related to the cost of these investments have been classified as other income (expense).

   The following are components of gain (loss) on investment in equity securities (in thousands):

                                                            Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                           ---------------------   ---------------------
                                                              1999        1998       1999        1998
                                                           ---------   ---------   ---------   ---------
Realized gains (losses) on sale of securities:
  Gains.........................................           $       -   $     699   $     -     $     761
  Losses........................................                  (5)         -      (23,047)        (14)
                                                           ---------   ---------   ---------   ---------
  Net gains (losses)............................                  (5)        699     (23,047)        747

Changes in unrealized gains and losses..........               7,149       5,183      32,695       5,787

Interest expense related to investment in
  equity securities.............................              (1,402)       (762)     (3,100)       (845)
                                                           ---------   ---------   ---------   ---------
Gain on investment in equity securities.........           $   5,742   $   5,120   $   6,548   $   5,689
                                                           =========   =========   =========   =========

   As of June 30, 1999, the unrealized holding loss on investment in equity securities was $39.9 million, as compared with an unrealized holding loss of $37.7 million on August 6, 1999.


3. Related Party Transactions

   Pursuant to margin support agreements with each of six officers, the Company agreed to use the value of its investments in equity securities (Note 2) to provide margin support for the officers' broker accounts where they hold Company common stock. The Company has also agreed to pay each officer's margin debt to the extent unpaid by the officer. In connection with these agreements, in December 1998 the Company loaned officers a total of $5,795,000 to reduce their margin debt. The loans are full recourse and due in five years, with interest equal to the Company's bank debt rates. In June 1999, the Company terminated its margin support agreements with two officers. As of July 31, 1999, total margin debt on broker accounts for the remaining officers was $1.7 million.

4.    Long-term Debt

   The Company's outstanding debt consists of the following (in thousands):

                                               June 30,   December 31,
                                                 1999         1998
                                               ---------  ------------
       Short-term Debt:
         Short-term borrowings...............  $  3,000       $  4,962
            Reclassified to long-term debt...    (3,000)             -
                                               --------       --------
                                                      -          4,962
         Reclassified from long-term debt....     5,000              -
                                               --------       --------

              Total short-term debt..........  $  5,000       $  4,962
                                               ========       ========

       Long-term Debt:
         Senior bank debt....................  $441,000       $615,000
         Subordinated notes payable..........   300,000        300,000
         Note payable to Shell...............     6,000          6,000
            Reclassified to short-term debt..    (5,000)             -
                                               --------       --------
                                                742,000        921,000
         Reclassified from short-term debt...     3,000              -
                                               --------       --------

              Total long-term debt...........  $745,000       $921,000
                                               ========       ========


   Senior bank debt was reduced primarily from proceeds from the sale of Hugoton Royalty Trust units (Note 9) and non-operated producing properties, net of payments to Shell for the Cook Inlet Acquisition (Note 11) and the cash deposit for the Spring Holding Company Acquisition (Note 10). Bank debt was further reduced by approximately $18 million in July related to the sale of common stock (Note 6). See Note 10 regarding long-term debt of Spring Holding Company and
Note 12 regarding financing of the Arkoma Basin acquisition which is expected to close in September 1999.

   Reclassification of short-term to long-term debt at June 30, 1999 represents unused capacity under the Company's Revolving Credit Agreement with commercial banks ("loan agreement"). Based on July 1999 NYMEX crude oil prices, $5 million of the $6 million note payable to Shell (Note 11) was reclassified to short-term debt at June 30, 1999.

   The Company amended the loan agreement in May and June 1999, resulting in a borrowing base and commitment of $497 million and unused borrowing capacity of approximately $56 million at June 30, 1999. Other significant provisions of the loan agreement remained unchanged.

5. Commitments and Contingencies

Commodity Commitments

   The Company has entered into gas futures contracts that effectively fix prices for the production and periods shown below. These amounts include futures contracts held by Spring (Note 10). Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. See "Oil and Gas Production and Prices" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Production Month          Mcf per Day  Price per Mcf
                 ----------------          -----------  -------------
                 1999   September              210,000          $2.33
                        October                130,000           2.31
                        November               120,000           2.39
                        December               130,000           2.51
                 2000   January                100,000           2.62
                        February                90,000           2.47
                        March                   70,000           2.38
                        April to September      60,000           2.32
                        October to December     40,000           2.31
                 2001   January                 40,000           2.31
                        February                45,000           2.36

   The Company has entered into basis swap agreements that effectively fix the San Juan Basin basis at $0.25 per Mcf for 20,000 Mcf per day for July through December 1999, and at $0.28 per Mcf for 10,000 Mcf per day from January through December 2000. The Company also has basis swap agreements that effectively fix Oklahoma basis at $0.13 per Mcf for 10,000 Mcf per day for July through December 1999.

   The Company's termination of futures contracts related to July and August 1999 gas production, net of the effects of basis swap agreements, resulted in a net loss of $2.1 million. These losses will be recognized as decreases in gas revenue of approximately $0.08 per Mcf in July 1999 and $0.21 per Mcf in August 1999. Net gas hedging gains for the six months ended June 30, 1999 totaled $2.6 million.

   The Company also terminated all of its outstanding futures contracts related to July through October 1999 oil production with a net loss of $1.3 million. These losses will be recognized as decreases in oil revenue of approximately $0.97 per Bbl in July, $0.91 per Bbl in August, $0.70 per Bbl in September and $0.34 per Bbl in October 1999. Net oil hedging losses totaled $934,000 for the six months ended June 30, 1999.

   The Company has committed to pay a minimum price of $2.00 per Mcf for gas sales related to Hugoton Royalty Trust distributions through March 2000, which effectively represents production through January 2000. Underlying volumes related to the trust units sold to the public (Note 9) are approximately 38,000 Mcf per day. In recording its gain on sale of trust units, the Company accrued its estimated cost of this commitment which is recorded in other current liabilities in the accompanying consolidated balance sheet.

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

   On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The Company was not made aware of the claim until the U.S. Department of Justice contacted the Company in August 1998. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999 and the Company agreed to file an answer without receiving service of the complaint.
The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

   The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company's financial position, liquidity or operations.


6. Common Stock

   On July 1, 1999, the Company issued 4,000,000 shares of common stock at an agreed value of $11.425 per share in exchange for its 50% ownership of Spring Holding Company, Inc. and for cash proceeds of $3.2 million which was used to reduce bank debt (Note 10).

   On July 8, 1999, the Company sold 2,000,000 shares of common stock in an underwritten public offering for net proceeds of approximately $26.5 million. The proceeds were used to repurchase 1,921,850 shares of common stock issued to Shell for the Cook Inlet Acquisition (Note 11). These proceeds exceeded the amount due Shell by approximately $15 million which was refunded to the Company and used to reduce bank debt.


7.   Common Shares Outstanding and Earnings per Common Share

   The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended June 30,
                                    ------------------------------------------------------------------
                                                  1999                              1998
                                    ---------------------------------  -------------------------------
                                                 Earnings                        Earnings
                                     Earnings   Shares (a)  per Share  Earnings    Shares    per Share
                                    ----------  ----------  ---------  ---------  ---------  ---------
Basic:
 Net income.......................  $  29,014                          $  1,204
 Preferred stock dividends........       (445)                             (445)
                                    ---------                          --------
 Earnings available to
     common stock - basic.........     28,569      44,733   $    0.64       759      43,940  $    0.02
                                                            =========                        =========
Diluted:
  Effect of dilutive securities:
    Stock options.................          -         127                     -         641
    Preferred stock (a)...........        445       2,460                     -           -
    Warrants......................          -           -                     -         174
                                    ---------   ---------              ---------  ---------
  Earnings available to
      common stock - diluted......  $  29,014      47,320   $    0.61  $    759      44,755  $    0.02
                                    =========   =========   =========  ========   =========  =========

                                                            Six Months Ended June 30,
                                      -----------------------------------------------------------------------
                                                    1999                                 1998
                                      ----------------------------------     --------------------------------
                                                                Earnings                            Earnings
                                      Earnings     Shares (a)   per Share    Earnings    Shares     per Share
                                      --------     ----------   ---------    --------   ---------   ---------
Basic:
 Net income.......................    $ 27,552                               $  1,465
 Preferred stock dividends........        (890)                                  (890)
                                      --------                               --------
 Earnings available to
     common stock - basic.........      26,662         44,730   $    0.60         575      41,506   $    0.01
                                                                =========                           =========
Diluted:
 Effect of dilutive securities:
   Stock options..................          -              58                      -          718
   Preferred stock (a)............         890          2,460                      -           -
   Warrants.......................          -              -                       -          122
                                      -------      ----------   ---------    --------   ---------
 Earnings available to
     common stock - diluted.......    $ 27,552         47,248   $    0.58    $    575      42,346   $    0.01
                                      ========     ==========   =========    ========   =========   =========

(a) Based on common shares outstanding at August 1, 1999, conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $35.3 million and when quarterly earnings available to common stock exceeds approximately $8.8 million.


8. Supplemental Cash Flow Information

   The following are total interest and income tax payments (receipts) during each of the periods (in thousands):

                         Six Months Ended June 30,
                        --------------------------
                            1999          1998
                        ------------  ------------

          Interest....      $32,254       $24,684
          Income tax..         (294)         (271)

   The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the six-month periods ended June 30, 1999 and 1998:

   - Vesting of 81,000 performance shares and issuance of 82,125 performance shares in 1998
   - Receipt of 10,393 shares (valued at $205,000) of common stock for the option price of exercised stock options in 1998

   - Transfer of $14.2 million from accrued liabilities to additional paid-in capital in 1999 related to the increase in the Company's common stock price for shares issued to Shell for the Cook Inlet Acquisition (Note 11)


9. Sale of Hugoton Royalty Trust Units

   In December 1998, the Company formed the Hugoton Royalty Trust by conveying 80% net profits interests in properties located in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40,000,000 units of beneficial interest. On April 8, 1999, the Company sold 15,000,000, or 37.5%, of the trust units, in an initial public offering at a price of $9.50 per unit, less underwriters' discount and expenses. Pursuant to the underwriters' overallotment option, the Company sold an additional 2,004,000 trust units at $9.50 per unit less discount on May 7, 1999. Total net proceeds from the sale were $148.6 million, resulting in a gain of $40.3 million before income tax. Proceeds from the sale were used to reduce bank debt. Proved reserves related to trust units sold are approximately 183 billion cubic feet of gas equivalent as of December 31, 1998.

10.  Spring Holding Company Acquisition

   On July 1, 1999, the Company and Lehman Brothers Holding, Inc. ("Lehman") acquired the common stock of Spring Holding Company ("Spring"), a private oil and gas company located in Tulsa, Oklahoma, for cash and Cross Timbers' common stock, totaling $85 million. The Company and Lehman each own 50% of a limited liability company that acquired the common stock of Spring and have equal board representation and control of the limited liability company. The Company issued 4,000,000 shares of common stock, less $3.2 million cash received, for its ownership interest in Spring (Note 6) and Lehman contributed $42.5 million in cash. Current assets in the accompanying consolidated balance sheet at June 30, 1999 includes a cash deposit of $6.5 million paid to the sellers of Spring in June and repaid to the Company by Lehman on July 1.

   The Company currently intends to exercise an option to acquire Lehman's 50% interest in Spring within a year after closing the Ocean Energy Acquisition (Note 12). If the Company does not exercise its option, on the day prior to the anniversary of closing the Ocean Energy Acquisition, Lehman has the option to sell its 50% interest to the Company. The option exercise price is $42.5 million plus a specified return.

   The Company will consolidate its investment in Spring using the purchase method of accounting, with recognition of Lehman's investment as a minority interest. As of June 30, 1999, Spring's assets totaled $218 million, long-term debt totaled $148 million and stockholders' equity totaled $45 million, based on its unaudited consolidated balance sheet. Spring's debt is non-recourse to the Company and Lehman. As a result of purchase accounting, consolidating Spring at July 1 would have increased the Company's consolidated assets by approximately $275 million and its consolidated equity by approximately $42.5 million, with a minority interest of approximately $42.5 million. Unaudited summary results of Spring's operations for the six months ended June 30, 1999 and 1998 and the year ended December 31, 1998, adjusted for estimated purchase accounting adjustments, are as follows (in thousands):

                                            Six Months Ended    Year Ended
                                                June 30,        December 31,
                                            -----------------  -------------
                                             1999      1998        1998
                                            -------  --------  -------------

     Revenues.............................  $23,879    $5,500       $23,224
                                            =======    ======       =======
     Net income (loss) before minority
       interest...........................  $   145    $  177       $(1,248)
                                            =======    ======       =======
     Net income (loss) after minority
       interest...........................  $    73    $   88       $  (624)
                                            =======    ======       =======

   Spring acquired a significant portion of its producing properties in July 1998. Pro forma results for the six months ended June 30, 1998, as if this acquisition closed on January 1, 1998, are estimated to be: revenues of $20.4 million, net loss before minority interest of $400,000 and net loss after minority interest of $200,000. Pro forma results for the year ended
December 31, 1998, as if this acquisition closed on January 1, 1998, are estimated to be: revenues of $40.6 million, net loss before minority interest of $1.9 million and net loss after minority interest of $900,000.


11.  Acquisitions and Dispositions

   On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("EEX Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24,1998, the properties were purchased for $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The cost of the EEX Acquisition (net of the production payment sold) of $215 million was funded by bank borrowings which were partially repaid by proceeds from the sale of common stock.

   On September 30, 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet ("Cook Inlet Acquisition") from various Shell Oil Company affiliates ("Shell"). The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The Company acquired the properties in exchange for 1,921,850 shares of the Company's common stock, subject to a $20 per share price guarantee. The Company also executed a non-interest bearing promissory note to Shell for $6 million. Payments under this note of $3 million, $2 million and $1 million are due when the average NYMEX crude oil price for 60 consecutive days equals or exceeds $18.50, $19.50 and $20.50, respectively (Note
4). As the result of rising prices, the $3 million payment is due to Shell on August 23, 1999. If NYMEX oil prices remain at current levels, the $2 million payment will be due to Shell at the end of September 1999 and the remaining
$1 million will be due in October 1999. The total estimated purchase price of the Cook Inlet Acquisition is $45 million.

   On March 1, 1999, the Company and Shell entered into an amended agreement to postpone Shell's resale of Company common stock to no later than August 16, 1999. During 1999, in anticipation of repurchasing the common stock from Shell, the Company paid Shell $27.5 million, including gas sales and transportation contracts that provide Shell with an estimated value of $7.5 million. On July 15, 1999, the Company used the proceeds from a stock offering (Note 6) to repurchase the 1,921,850 shares of the Company's common stock owned by Shell. Proceeds from the sale of common stock exceeded the remaining amount due Shell under the $20 common stock price guarantee by approximately $15 million which was refunded to the Company and used to reduce bank debt. Based on the common stock value at the balance sheet dates and amounts paid to Shell, $17.7 million is recorded in accounts receivable from Shell at June 30, 1999 and $24 million is recorded in accounts payable to Shell at December 31, 1998.

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

   On May 4, 1999, the Company sold non-operated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.9 million. The sale was effective March 1, 1999 and is subject to typical post-closing adjustments. The Company sold other non-operated producing properties in June 1999 for approximately $15 million. Proceeds from the sales were used to reduce bank debt.

   Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the six months ended June 30, 1999 and 1998 and the year ended December 31, 1998, as if these acquisitions and the sale of Hugoton Royalty Trust units (Note 9) and other properties had been consummated on January 1, 1999 and immediately prior to
January 1, 1998.  See also Note 10.   These pro forma results are not
necessarily indicative of future results.

                                                                  Pro Forma (Unaudited)
                                                        -----------------------------------------
                                                             Six Months Ended
       (in thousands, except per share data)                      June 30,           Year Ended
                                                        ---------------------------  December 31,
                                                            1999           1998          1998
                                                        -----------     -----------  ------------
     Revenues...................................        $   124,798     $   129,334  $    256,551
                                                        ===========     ===========  ============
     Net income (loss)..........................        $    28,589     $     6,176  $    (62,945)
                                                        ===========     ===========  ============
     Earnings (loss) available to common stock..        $    27,699     $     5,286  $    (64,724)
                                                        ===========     ===========  ============
     Earnings (loss) per common share
        Basic...................................        $      0.62     $      0.11  $      (1.38)
                                                        ===========     ===========  ============
        Diluted.................................        $      0.61     $      0.11  $      (1.38)
                                                        ===========     ===========  ============

     Weighted average shares outstanding........             44,730          48,045        46,994
                                                        ===========     ===========  ============

12.  Subsequent Events

   On August 2, 1999, the Company announced that it has entered into an agreement with Ocean Energy, Inc. to acquire, with Lehman Brothers Holding, Inc. ("Lehman"), Arkoma Basin properties located in Arkansas and Oklahoma ("Ocean Energy Acquisition") for $235.3 million, subject to typical purchase price adjustments. The acquisition has an effective date of July 1, 1999 and is expected to close in September 1999. The Company and Lehman each own 50% of the limited liability company that will acquire the Arkoma Basin properties, and each anticipates contributing approximately $50 million in cash to the limited liability company. The remainder of the purchase price will be financed by debt, arranged by affiliates of Lehman, within the limited liability company. The debt is expected to be non-recourse to the Company and Lehman. The limited liability company's financial results will be consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest.

   The Company will have the option to acquire Lehman's 50% interest in the Ocean Energy Acquisition at any time within a year after closing. If the Company does not exercise its option, on the day prior to the anniversary of closing, Lehman will have the option to sell its 50% interest to the Company. The option exercise price will be the amount Lehman invests in the acquisition plus a specified return.

   See also Notes 6 and 10.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of June 30, 1999 and the related consolidated statements of operations for the three and six-month periods ended June 30, 1999 and 1998, and the consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
July 22, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1998 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.




                                                        Quarter Ended June 30,                    Six Months Ended June 30,
                                             -------------------------------------------    -------------------------------------
Oil and Gas Production                                                         Increase                                Increase
and Prices                                      1999               1998       (Decrease)       1999         1998       (Decrease)
----------------------                       -----------        -----------   -----------   -----------   -----------  ----------
 Total production
   Oil (Bbls)...................               1,289,942          1,116,431         16%    2,687,447    2,192,723         23%
   Gas (Mcf)....................              21,986,655         20,599,847          7%   47,955,288   36,500,562         31%
   Natural gas liquids (Bbls)...                 360,240            228,161         58%      579,087      438,037         32%
   Mcfe.........................              31,887,747         28,667,399         11%   67,554,492   52,285,122         29%

 Average daily production
   Oil (Bbls)...................                  14,175             12,268         16%       14,848       12,114         23%
   Gas (Mcf)....................                 241,612            226,372          7%      264,946      201,661         31%
   Natural gas liquids (Bbls)                      3,959              2,507         58%        3,199        2,420         32%
   Mcfe.........................                 350,415            315,026         11%      373,229      288,868         29%

 Average sales price
   Oil per Bbl..................             $     15.02        $     12.25         23%  $     13.08  $     13.10          -
   Gas per Mcf..................             $      1.81        $      2.11       (14)%  $      1.88  $      2.05        (8)%
   Natural gas liquids per Bbl               $      9.77        $     10.30        (5)%  $      8.62  $      9.42        (8)%

------------------------
   Bbl -         Barrel
   Mcf -  Thousand cubic feet
   Mcfe- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

   Total oil production increased primarily because of the Cook Inlet Acquisition in 1998, partially offset by natural decline. Increased gas production is primarily attributable to 1998 producing property acquisitions and development activity, partially offset by the sale of Hugoton Royalty Trust units and natural decline.

   The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $15.10 per barrel for second quarter 1999, compared to $12.24 for second quarter 1998. The Company's average oil price is generally higher than the WTI posted price because of quality and location differentials. The WTI price was slightly above $15.00 at the beginning of 1998, then continued to slide throughout the year until dropping to $8.00 in December 1998, the lowest level since 1978. Oil prices increased in second quarter 1999 because of production cuts by OPEC and other oil producers, reduced inventories and
anticipated increased demand.   In late July and early August 1999, prices
climbed above an $18 WTI posted price and a $21 NYMEX price, the highest levels since the end of 1997.

   Gas prices during the first quarter of 1999 were relatively weak because of abnormally mild winters in the central and eastern U.S. Cooler spring weather and lower industry production levels strengthened gas prices in the second quarter, and in early August, the NYMEX price rose above $2.70 per Mcf as a heat wave in the Midwest and Northeast increased natural gas demand to fuel power plant electric generators.

   The Company uses price-hedging arrangements to reduce price risk on a portion of its oil and gas production; see Note 5 to Consolidated Financial Statements. For the second quarter, the Company's average oil and gas prices include hedging losses of $0.72 per barrel and $0.17 per Mcf. For the first half of 1999, the Company's net gas hedging gains totaled $2.6 million, or $0.05 per Mcf, and net oil hedging losses totaled $900,000, or $0.35 per Bbl.

Results of Operations
---------------------

Quarter Ended June 30, 1999 Compared with Quarter Ended June 30, 1998

   Second quarter 1999 earnings available to common stock were $28.6 million compared to the second quarter 1998 earnings of $800,000. Earnings for the quarter include a $40.3 million gain, or $26.6 million after tax, from the sale of 42.5% of Hugoton Royalty Trust in its initial public offering. Quarter results also include net after-tax gains on investment in equity securities of $3.8 million in 1999 and $3.4 million in 1998. Excluding these gains, loss available to common stock for the quarter was $1.8 million compared with a loss of $2.6 million for second quarter 1998.

   Total revenues for the 1999 quarter were $65.5 million, a 6% increase over second quarter 1998 revenues of $61.7 million. Oil revenue increased $5.7 million (42%) because of the 23% increase in oil prices and the 16% increase in oil volumes. Gas and natural gas liquids revenues decreased $2.5 million (6%) primarily because of the 14% decrease in gas prices, partially offset by the 58% increase in natural gas liquid volumes. Second quarter gas gathering, processing and marketing revenues decreased 42% from 1998 to 1999 primarily because of reduced margins.

   Expenses for second quarter 1999 totaled $54.8 million, a 5% increase from second quarter 1998 expenses of $52 million. Production expense increased $4.7 million (35%) and depreciation, depletion and amortization ("DD&A") increased $3 million (15%) because of increased production related to acquisitions and development. Taxes, transportation and other increased $900,000 (12%) over the second quarter of 1998 primarily because of increased gas transportation and compression charges and higher oil revenue. Exploration expense, which primarily includes geological and geophysical costs, decreased $3.4 million (91%) due to decreased exploratory activity. General and administrative expense ("G&A") decreased $2 million (41%) primarily because of decreased stock incentive compensation related to 1998 performance share grants and increased overhead allocation to production expense resulting from acquisitions and development activity.

   Gain on investment in equity securities increased $600,000 (12%) because of the increase in market value of securities during the quarter, partially offset by related interest expense. Other interest expense decreased $200,000 (1%) primarily because of a decrease in the weighted average interest rate that was largely offset by an increase in weighted average debt outstanding.


Six Months Ended June 30, 1999 Compared with Six Months Ended June 30, 1998

   Earnings available to common stock for the six months ended June 30, 1999 were $26.7 million, compared to earnings of $600,000 for the same 1998 period. Excluding the after-tax gain on sale of Hugoton Royalty Trust units of $26.6 million and net after-tax gains on investment in equity securities of $4.4 million in 1999 and $3.8 million in 1998, loss available to common stock for the first half of 1999 was $4.3 million compared to a loss of $3.2 million for the first half of 1998.

   Total revenues for the first half of 1999 were $135 million, or $23.4 million (21%) higher than revenues of $111.6 million for the first half of 1998. Oil revenue increased $6.4 million (22%) because of the 23% increase in production. Gas and natural gas liquids revenues increased $16.4 million (21%) because of the 31% increase in production, partially offset by the 8% price decrease. Gas gathering, processing and marketing revenues decreased $800,000 (20%) primarily because of lower gas marketing margins.

   Expenses for the six months ended June 30, 1999 totaled $112 million, or 23% above total expenses of $90.9 million for the first half of 1998. Production expense increased $10.7 million (41%) and DD&A increased $13.6 million (38%) primarily because of increased production related to acquisitions and development. Taxes, transportation and other increased $3 million (24%) primarily because of increased gas transportation and compression charges. Exploration expense, which primarily includes geological and geophysical costs, decreased $4.6 million (90%) because of decreased exploration activity in 1999. G&A decreased $1.1 million (16%) primarily because of decreased stock incentive compensation related to 1998 performance share grants.

   Gain on investment in equity securities increased $900,000 (15%) because of the increase in market value of securities during the first half of the year, partially offset by related interest expense. Other interest expense increased $4.1 million (17%) because of an increase of approximately 28% in weighted average borrowings partially offset by a decrease in the weighted average interest rate and increased interest income.


Comparative Expenses per Mcf Equivalent Production
--------------------------------------------------

   The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                              Quarter Ended June 30,    Six Months Ended June 30,
                                           ---------------------------  -------------------------
                                                             Increase                    Increase
                                             1999    1998   (Decrease)   1999    1998   (Decrease)
                                           --------  -----  ----------  ------  ------  ----------
   Production............................     $0.57  $0.47         21%  $0.54    $0.50          8%
   Taxes, transportation and other.......      0.25   0.25          -    0.23     0.24        (4)%
   Depreciation, depletion and
       amortization (DD&A) (a)...........      0.69   0.67          3%   0.70     0.65          8%
   General and administrative
       (G&A) (b).........................      0.09   0.12       (25)%   0.08     0.10       (20)%
   Interest..............................      0.40   0.45       (11)%   0.42     0.46        (9)%

-----------------------------------
     (a)   Includes only DD&A directly related to oil and gas production.
     (b)   Excludes stock incentive compensation.

   The following are explanations of significant variances of expenses on an Mcfe basis:

   Production-   Increased production expense per Mcfe is primarily because of higher operating expenses of 1998 acquisitions as compared to operating expenses of properties sold, as well as the timing of maintenance projects.

   DD&A-   Increased DD&A per Mcfe is primarily related to increased 1998 producing property acquisition costs and lower proved oil reserve estimates, related to lower prices, as of December 31, 1998.

   G&A-   Decreased G&A per Mcfe is primarily the result of production growth outpacing Company personnel requirements and other administrative expenses.

   Interest- Decreased interest per Mcfe is primarily the result of debt repayment from the sale of Hugoton Royalty Trust units. Also, the weighted average interest rate declined from 7.9% to 7.4%. These declines were partially offset by increased debt to fund treasury stock purchases in 1998.


Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

   Cash provided by operating activities was $48.5 million for the first half of 1999 compared to cash used by operating activities of $93.4 million for the comparable 1998 period. The swing in cash flow from operating activities from negative to positive was primarily because of equity securities purchased during the first six months of 1998. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities) increased 7% from $39.3 million for the first six months of 1998 to $42 million for the same 1999 period, primarily because of increased production from 1998 acquisitions and development activity, partially offset by net reduced cash flow from the sale of Hugoton Royalty Trust units.

   During the six months ended June 30, 1999, proceeds from operating activities of $48.5 million, bank and short-term borrowings of $47 million and sale of Hugoton Royalty Trust units and property and equipment of $194.1 million were used to fund net property acquisitions, development costs and other net capital additions of $74 million, debt payments of $223 million and dividends of $3.1 million. The resulting decrease in cash and cash equivalents for the period was $10.5 million.

   Other significant changes in current assets during the first half of 1999 were an $8 million decrease in investment in equity securities and a $10.6 million decrease in current deferred income taxes primarily related to the sale of securities, partially offset by an increase in the market value of the remaining portfolio. Accounts receivable increased $11.4 million primarily because of a $17.7 million receivable at June 30, 1999 related to the Shell acquisition, and other current assets increased $4.1 million primarily related to a $6.5 million cash deposit related to the Spring Holding Company acquisition.

   Total current liabilities decreased $42.9 million during the first half of 1999 primarily because of a $46.9 million decrease in accounts payable and accrued liabilities primarily related to payments to Shell and the timing of other disbursements. This decrease was partially offset by a $3.9 million increase in other current liabilities related to deferred revenues on gas contracts and commitments and interest swap terminations.

Acquisitions and Development

   Exploration and development costs incurred by the Company for the first six months of 1999 were $31.8 million; cash expenditures for exploration and development for this period totaled $35.4 million. This compares with exploration and development costs incurred of $21.9 million and cash expenditures for exploration and development of $25.1 million during the first six months of 1998. The Company initially budgeted $60 million for 1999 exploration and development expenditures. With increased oil prices, the Company currently anticipates its 1999 exploration and development expenditures will be $70 to $90 million. Actual exploration and development expenditures may vary significantly due to many factors, particularly changes in commodity prices. Such expenditures are expected to be funded by cash flow from operations.

   Through the first six months of 1999, the Company drilled 20 gas wells and completed 104 workovers. Results of these development projects have met or exceeded management expectations.

   Drilling activity during the first half of 1999 was focused on East Texas properties where six wells were drilled and three rigs are currently drilling. The Company expects to drill an additional 20 wells by year end. In addition, the Company completed 32 workovers in East Texas and plans 43 additional workovers for the remainder of 1999.

   In the San Juan area, the Company drilled five wells and expects to complete 23 by year end. Workovers have focused on artificial lift, wellhead compression, and recompletions. Of the total 37 workovers completed to date in the San Juan area, 16 were wellhead compressor installations. The remainder were recompletions and artificial lift installations.

   Most of the remaining drilling activity in 1999 has been in the Fontenelle Unit of the Green River Basin of Wyoming, where five wells were drilled, and the Council Grove interval of Hugoton field in Oklahoma, where three wells were drilled.

   On July 1, 1999, the Company and Lehman Brothers Holding, Inc. ("Lehman") acquired the common stock of Spring Holding Company ("Spring"), a private oil and gas company located in Tulsa, Oklahoma, for cash and Cross Timbers' common stock, totaling $85 million. The Company and Lehman each own 50% of a limited liability company that acquired the common stock of Spring and have equal board representation and control of the limited liability company and Spring.

   On August 2, 1999, the Company announced that it has entered into an agreement with Ocean Energy, Inc. to acquire, with Lehman, Arkoma Basin properties located in Arkansas and Oklahoma for $235.3 million, subject to typical purchase price adjustments. The purchase has an effective date of July 1, 1999 and is expected to close in September 1999. The Company and Lehman each own 50% of the limited liability company that will acquire the Arkoma Basin properties.

Dispositions

   In December 1998, the Company formed the Hugoton Royalty Trust by conveying 80% net profits interests in properties located in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the Trust in exchange for 40,000,000 units of beneficial interest. On April 8, 1999, the Company sold 15,000,000, or 37.5%, of the Trust units, in an initial public offering at a price of $9.50 per unit, less underwriters' discount and expenses. Pursuant to the underwriters' overallotment option, the Company sold an additional 2,004,000 units at $9.50 per unit less discount on May 7, 1999. Total net proceeds from the sale were $148.6 million, resulting in a gain of $40.3 million before income tax. Proceeds from the sale were used to reduce bank debt. Proved reserves related to trust units sold are approximately 183 billion cubic feet of gas equivalent as of December 31, 1998.

   On May 4, 1999, the Company sold non-operated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.9 million. The sale was effective March 1, 1999 and is subject to typical post-closing adjustments. The Company sold other non-operated producing properties in June 1999 for approximately $15 million. Proceeds were used to reduce bank debt.

Debt and Equity

   As of June 30, 1999, the Company has reduced long-term bank debt by $176 million from balances at December 31, 1998. Debt was reduced primarily from proceeds from the sale of Hugoton Royalty Trust units and non-operated producing properties, net of payments to Shell for the Cook Inlet Acquisition and a cash deposit for the Spring Holding Company Acquisition.

   The Company amended its Revolving Credit Agreement with commercial banks ("loan agreement") in May and June 1999, resulting in a borrowing base and commitment of $497 million and unused borrowing capacity of $56 million at June 30, 1999. Other significant provisions of the loan agreement remained unchanged.

   Stockholders' equity at June 30, 1999 increased $40.1 million from year-end because of earnings of $26.7 million for the six months ended June 30, 1999 and an increase in additional paid-in capital of $14.3 million primarily related to an increase in the Company's common stock price for shares issued to Shell for the Cook Inlet Acquisition. These increases were partially offset by dividends declared of $900,000.

   On July 1, 1999, the Company issued 4,000,000 shares of common stock at an agreed value of $11.425 per share in exchange for its 50% ownership of Spring and for cash proceeds of $3.2 million which was used to reduce bank debt. As of June 30, 1999, Spring's long-term debt totaled $148 million, which is non-recourse to the Company and Lehman. Spring's financial results will be consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest.

   On July 8, 1999, the Company sold 2,000,000 shares of common stock in an underwritten public offering for net proceeds of approximately $26.5 million. The proceeds were used to repurchase 1,921,850 shares of common stock issued to Shell for the Cook Inlet Acquisition. These proceeds exceeded the amount due Shell by approximately $15 million which was refunded to the Company and used to reduce bank debt.




   The Company and Lehman anticipate contributing approximately $50 million each in cash to the limited liability company that will acquire the Arkoma Basin properties from Ocean Energy, Inc. in September 1999. The remainder of the $235.3 million purchase price will be financed by debt, arranged by affiliates of Lehman, within the limited liability company. The debt is expected to be non-recourse to the Company and Lehman. The limited liability company's financial results will be consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest.

Common Stock Dividends

   In May 1999, the Board of Directors of the Company declared a second quarter common stock dividend of $0.01 per share, or a total of $447,000, paid in July
1999.   The quarterly dividend was reduced from $0.04 per common share paid in
1998 because of the Company's current focus on debt reduction.


Accounting Pronouncements
-------------------------

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which was required to be adopted for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delays the effective date of Statement 133 for one year, to fiscal years beginning after June 15, 2000. The Company does not expect the adoption of SFAS No. 133 to significantly impact reported earnings, but could materially affect comprehensive income.


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

   The Company is in the process of reviewing its computer systems and computer-controlled field equipment and making the necessary modifications for Year 2000 compliance. The Company has completed modifications and testing of its primary accounting and land computer programs. The remaining computer systems have been inventoried and assessed. Functional solutions and remediation of significant remaining systems are expected to be complete by the end of August 1999.

   Some of the Company's critical field equipment, such as natural gas compressors, are partially controlled or regulated by embedded computer chips. As of April 1999, the types of field equipment in all operated areas have been inventoried. Functional solutions and remediation of significant remaining systems are expected to be complete by the end of August 1999.

   Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Company. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $500,000 of which approximately $100,000 has been incurred and expensed through June 1999.

   The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is in the process of formally inquiring about their Year 2000 status. The Company has received responses to approximately 56% of its inquiries. Approximately 99% of respondents have indicated that they will be Year 2000 compliant by January 1, 2000. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

   The Company is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of the Company's or significant third party computer systems on January 1, 2000. The Company has not completed any contingency plans to date. Specific contingency plans will be developed in response to the results of testing scheduled to be complete by the end of August 1999, as well as the assessed probability and risk of system or equipment failure. These contingency plans may include installing backup computer systems or equipment, temporarily replacing systems or equipment with manual processes, and identifying alternative suppliers, service companies and purchasers. The Company expects these plans to be complete by October 1999.

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

   Among the factors that could cause actual results to differ materially are:

     -    crude oil and natural gas price fluctuations,

     - the Company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

     - potential delays or failure to achieve expected production from existing and future exploration and development projects,

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

Interest Rate Risk

   The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At June 30, 1999, the Company's variable rate debt had a carrying value of $444 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $306 million and an approximate fair value of $289.3 million. The Company also has an interest rate swap agreement which effectively converts the interest rate from variable to fixed on a $50 million notional amount through September 2005. The fair value of this swap at June 30, 1999 was $1.4 million. Assuming a 100-basis point change in interest rates at June 30, 1999, the fair value of the Company's fixed rate debt would change by approximately $17.4 million. The fair value of the Company's interest rate swap would change by approximately $2.7 million.

Commodity Price Risk

   The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of June 30, 1999, outstanding gas futures contracts had a fair value loss of $4 million and outstanding gas basis swap agreements had a fair value loss of $140,000. Beginning in March 1999, the Company entered into crude oil swap agreements, which had a fair value loss of $900,000 at June 30, 1999. The aggregate effect of a hypothetical 10% change in oil and gas prices and basis would result in a change of up to $4.2 million in the fair value of these financial instruments at June 30, 1999. See Note 5 to Consolidated Financial Statements.

Investment in Equity Securities

   The Company is subject to price risk on its unhedged portfolio of publicly traded investments in equity securities. The fair value of these securities at June 30, 1999 was $36.4 million. At that time, a 25% appreciation or depreciation in equity prices would increase or decrease portfolio fair value and pre-tax earnings by approximately $9.1 million. See Note 2 to Consolidated Financial Statements.

                              P A R T   I I.    OT H E R   I N F O R M A T I O N


Item 1.  Legal Proceedings

   On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The Company was not made aware of the claim until the U.S. Department of Justice contacted the Company in August 1998. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Department of Justice, the plaintiff has made similar allegations in actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999 and the Company agreed to file an answer without receiving service of the complaint.
The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.


Items 2. and 3.

   Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

   Stockholders at the Annual Meeting on May 18, 1999, and by proxy, elected two incumbent directors, J. Richard Seeds and Jack P. Randall. Of 38,009,473 shares represented at the meeting, 36,666,224 shares (96.5%) were voted for Mr. Seeds and 36,661,499 shares (96.5%) were voted for Mr. Randall. Other directors continuing in office are Bob R. Simpson, Steffen E. Palko, J. Luther King and Scott G. Sherman. Dr. Lane G. Collins continues to serve as an advisory director.


Item 5.    Other Information

   On August 2, 1999, the Company announced that it has entered into an agreement with Ocean Energy, Inc. to acquire, with Lehman Brothers Holding, Inc. ("Lehman"), Arkoma Basin properties located in Arkansas and Oklahoma ("Ocean Energy Acquisition") for $235.3 million, subject to typical purchase price adjustments. The purchase has an effective date of July 1, 1999 and is expected to close in September 1999. The Company and Lehman each own 50% of the limited liability company that will acquire the Arkoma Basin properties, and each anticipates contributing approximately $50 million in cash to the limited liability company. The remainder of the purchase price will be financed by debt, arranged by affiliates of Lehman, within the limited liability company. The debt is expected to be non-recourse to the Company and Lehman. Within one year, the Company will have the right to purchase, and Lehman will have the right to sell to the Company, Lehman's 50% interest at its cost plus a specified return.

Item 6.      Exhibits and Reports on Form 8-K

(a)  Exhibits

      Exhibit Number
      and Description                                                                   Page
      ---------------                                                                   ----
      10.1   First Amendment, dated May 17, 1999, to Amended and Restated
             Revolving Credit Agreement dated November 16, 1998

      10.2   Second Amendment, dated June 9, 1999, to Amended and Restated
             Revolving Credit Agreement dated November 16, 1998

      10.3   Third Amendment, dated June 17, 1999, to Amended and Restated
             Revolving Credit Agreement dated November 16, 1998

      11     Computation of per share earnings
             (included in Note 7 to Consolidated Financial Statements)

      15     Letter re unaudited interim financial information

             15.1    Awareness letter of Arthur Andersen LLP

  (b)  Reports on Form 8-K

       The Company filed the following reports on Form 8-K during the quarter ended June 30, 1999 and through August 16, 1999:

          On April 23, 1999, the Company filed a report on Form 8-K regarding its sale of 15,000,000 units of the Hugoton Royalty Trust on April 8, 1999.

          On May 24, 1999, the Company filed a report on Form 8-K/A (Amendment No. 1 to Form 8-K dated April 23, 1999) regarding the sale of an additional 2,004,000 units of the Hugoton Royalty Trust on May 7, 1999.

          On May 27, 1999, the Company filed a report on Form 8-K regarding the announcement on May 17, 1999 of its agreement to acquire Spring Holding Company with Lehman Brothers Holding, Inc.

          On July 9, 1999, the Company filed a report on Form 8-K regarding the completion on July 1, 1999 of the previously announced acquisition of the common stock of Spring Holding Company with Lehman Brothers Holding, Inc.

          On July 12, 1999, the Company filed a report on Form 8-K regarding the sale of 2 million shares in a public offering on July 8, 1999 and the planned repurchase of 1.92 million shares of stock owned by Shell Oil Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        CROSS TIMBERS OIL COMPANY


Date: August 16, 1999                   By       /s/ BENNIE G. KNIFFEN
                                          -------------------------------------
                                                   Bennie G. Kniffen
                                           Senior Vice President and Controller
                                            (Principal Accounting Officer and
                                                 Duly Authorized Officer)