Form 10-Q
period 1999-09-30
CROSS TIMBERS OIL CO
filed 1999-11-15
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



               For the quarterly period ended September 30, 1999
                                              ------------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

          Class                               Outstanding as of November 1, 1999
----------------------------                  ----------------------------------
Common stock, $.01 par value                              48,776,119

================================================================================

                           CROSS TIMBERS OIL COMPANY
          Form 10-Q for the Quarterly Period Ended September 30, 1999


                                     INDEX



                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets
           at September 30, 1999 and December 31, 1998....................    3

          Consolidated Statements of Operations
           for the Three and Nine Months Ended
           September 30, 1999 and 1998....................................    4

          Consolidated Statements of Cash Flows
           for the Nine Months Ended September
           30, 1999 and 1998..............................................    5

          Notes to Consolidated Financial Statements......................    6

          Report of Independent Public Accountants........................   16

 Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................   17

 Item 3.  Quantitative and Qualitative Disclosure about Market Risk.......   24


PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings...............................................   25

 Item 6.  Exhibits and Reports on Form 8-K................................   25

          Signatures......................................................   27

                                                   PART I. FINANCIAL INFORMATION
CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
================================================================================
(in thousands)

                                                                  September 30,
                                                                       1999       December 31,
                                                                   (Unaudited)       1998
                                                                  -------------   ------------
ASSETS

Current Assets:
 Cash and cash equivalents......................................  $       3,725   $     12,333
 Accounts receivable, net.......................................         51,016         50,607
 Investment in equity securities (Note 2).......................         38,404         44,386
 Deferred income tax benefit....................................          3,128         24,816
 Other current assets...........................................          4,781          5,436
                                                                  -------------   ------------
  Total Current Assets..........................................        101,054        137,578
                                                                  -------------   ------------

Property and Equipment, at cost - successful efforts method:
 Producing properties...........................................      1,634,654      1,335,844
 Undeveloped properties.........................................         10,832          6,845
 Gas gathering and other........................................         33,417         27,829
                                                                  -------------   ------------
  Total Property and Equipment..................................      1,678,903      1,370,518
 Accumulated depreciation, depletion and amortization...........       (334,072)      (319,507)
                                                                  -------------   ------------
    Net Property and Equipment..................................      1,344,831      1,051,011
                                                                  -------------   ------------
Other Assets....................................................         17,810         13,210
                                                                  -------------   ------------
Loans to Officers (Note 3)......................................          6,467          5,795
                                                                  -------------   ------------
TOTAL ASSETS....................................................  $   1,470,162   $  1,207,594
                                                                  =============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities.......................  $      61,628   $     93,583
 Payable to royalty trusts......................................          3,773            968
 Short-term debt................................................              -          4,962
 Other current liabilities......................................          2,662             75
                                                                  -------------   ------------
  Total Current Liabilities.....................................         68,063         99,588
                                                                  -------------   ------------
Long-term Debt (Note 4).........................................        998,700        921,000
                                                                  -------------   ------------
Deferred Income Taxes Payable...................................         22,087          6,892
                                                                  -------------   ------------
Other Long-term Liabilities.....................................          8,420          2,663
                                                                  -------------   ------------
Commitments and Contingencies (Note 5)

Minority Interest in Consolidated Subsidiary....................         99,470              -
                                                                  -------------   ------------

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value,
  25,000,000 shares authorized, 1,138,729  issued at
  liquidation value of $25).....................................         28,468         28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  58,070,501 and 54,048,227 shares issued)......................            581            541
 Additional paid-in capital.....................................        396,467        338,503
 Treasury stock (9,294,382 and 9,320,971 shares)................       (119,334)      (118,555)
 Retained earnings..............................................        (32,760)       (71,506)
                                                                  -------------   ------------
   Total Stockholders' Equity...................................        273,422        177,451
                                                                  -------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY......................  $   1,470,162   $  1,207,594
                                                                  =============   ============

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations (Unaudited)
================================================================================

(in thousands, except per share data)                                    Three Months Ended     Nine Months Ended
                                                                            September 30,         September 30,
                                                                         ------------------    -------------------
                                                                           1999       1998       1999       1998
                                                                         -------    -------    -------    --------
REVENUES

 Oil and condensate..........................................            $ 23,273   $ 12,602   $ 58,413   $ 41,338
 Gas and natural gas liquids.................................              66,344     51,216    161,556    129,987
 Gas gathering, processing and marketing.....................               1,763      2,950      4,791      6,736
 Other.......................................................               4,489        276      6,120        603
                                                                         --------   --------   --------   --------
 Total Revenues..............................................              95,869     67,044    230,880    178,664
                                                                         --------   --------   --------   --------
EXPENSES

 Production..................................................              19,484     16,558     56,282     42,647
 Exploration.................................................                 275      1,208        804      6,297
 Taxes, transportation and other.............................               8,634      8,123     23,971     20,490
 Depreciation, depletion and amortization....................              28,300     22,160     77,630     57,849
 General and administrative..................................               3,298      3,208      9,058     10,042
 Gas gathering and processing................................               2,213      2,016      6,429      6,251
 Trust development costs.....................................                   -        411          -      1,045
                                                                         --------   --------   --------   --------
 Total Expenses..............................................              62,204     53,684    174,174    144,621
                                                                         --------   --------   --------   --------

OPERATING INCOME.............................................              33,665     13,360     56,706     34,043
                                                                         --------   --------   --------   --------

OTHER INCOME (EXPENSE)

 Gain on sale of Hugoton Royalty Trust units (Note 9)........                 235          -     40,566          -
 Gain (loss) on investment in equity securities (Note 2).....               2,391    (45,984)     8,939    (40,295)
 Interest expense, net.......................................             (16,384)   (13,642)   (44,591)   (37,781)
                                                                         --------   --------   --------   --------
 Total Other Income (Expense)................................             (13,758)   (59,626)     4,914    (78,076)
                                                                         --------   --------   --------   --------

INCOME (LOSS) BEFORE INCOME TAX
 AND MINORITY INTEREST.......................................              19,907    (46,266)    61,620    (44,033)
                                                                         --------   --------   --------   --------

INCOME TAX

 Current.....................................................                   8         42         (6)        62
 Deferred....................................................               6,634    (15,748)    20,809    (15,000)
                                                                         --------   --------   --------   --------
 Total Income Tax Expense (Benefit)..........................               6,642    (15,706)    20,803    (14,938)
                                                                         --------   --------   --------   --------

MINORITY INTEREST
 in Net Loss of Consolidated Subsidiaries (Notes 10 and 11)..                 645          -        645          -
                                                                         --------   --------   --------   --------

NET INCOME (LOSS)............................................              13,910    (30,560)    41,462    (29,095)
 Preferred Stock Dividends...................................                (444)      (444)    (1,334)    (1,334)
                                                                         --------   --------   --------   --------
EARNINGS (LOSS) AVAILABLE TO COMMON STOCK....................            $ 13,466   $(31,004)  $ 40,128   $(30,429)
                                                                         ========   ========   ========   ========

EARNINGS (LOSS) PER COMMON SHARE (Note 7)

 Basic.......................................................               $0.28     $(0.69)     $0.87     $(0.71)
                                                                         ========   ========   ========   ========
 Diluted.....................................................               $0.27     $(0.69)     $0.85     $(0.71)
                                                                         ========   ========   ========   ========
DIVIDENDS DECLARED PER COMMON SHARE..........................               $0.01      $0.04      $0.03      $0.12
                                                                         ========   ========   ========   ========
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING..........................................              48,914     44,765     46,140     42,737
                                                                         ========   ========   ========   ========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)
================================================================================
(in thousands)
(Note 8)


                                                               Nine Months Ended September 30,
                                                               -------------------------------
                                                                 1999                  1998
                                                               ---------             ---------
OPERATING ACTIVITIES

 Net income (loss)...........................................  $  41,462             $ (29,095)
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization..................     77,630                57,849
   Exploration...............................................        804                 6,297
   Stock incentive compensation..............................         71                 1,413
   Deferred income tax.......................................     20,809               (15,000)
   (Gain) loss on investment in equity securities and
    from sale of property....................................    (60,193)               37,607
   Minority interest.........................................       (645)                    -
   Other non-cash items......................................      1,936                   999
 Changes in operating assets and liabilities (a).............     17,180              (154,793)
                                                               ---------             ---------
 Cash Provided (Used) by Operating Activities................     99,054               (94,723)
                                                               ---------             ---------

INVESTING ACTIVITIES

 Proceeds from sale of Hugoton Royalty Trust units (Note 9)..    148,570                     -
 Proceeds from sale of property and equipment................    106,428                   419
 Property acquisitions.......................................   (275,598)             (262,464)
 Purchase of Spring Holding Company (Note 10)................    (42,540)                    -
 Loans to officers...........................................       (732)                    -
 Loan repayments from officers...............................         60                     -
 Exploration and development costs...........................    (60,752)              (41,487)
 Gas plant, gathering and other additions....................     (8,154)               (5,649)
                                                               ---------             ---------
 Cash Used by Investing Activities...........................   (132,718)             (309,181)
                                                               ---------             ---------

FINANCING ACTIVITIES

 Proceeds from short- and long-term debt.....................    220,000               785,700
 Payments on short- and long-term debt.......................   (295,262)             (457,700)
 Purchase of minority interest (Note 10).....................    (42,385)                    -
 Contributions from minority interests (Notes 10 and 11).....    142,500                     -
 Common stock offering.......................................     29,668               133,304
 Dividends...................................................     (4,017)               (6,168)
 Net proceeds (payments) related to stock option exercises...         71                  (397)
 Purchase of treasury stock..................................    (25,519)              (48,958)
                                                               ---------             ---------
 Cash Provided by Financing Activities.......................     25,056               405,781
                                                               ---------             ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............     (8,608)                1,877

Cash and Cash Equivalents, Beginning of Period...............     12,333                 3,816
                                                               ---------             ---------

Cash and Cash Equivalents, End of Period.....................  $   3,725             $   5,693
                                                               =========             =========
(a) Changes in Operating Assets and Liabilities
      Accounts receivable....................................  $  10,510             $     (62)
      Investment in equity securities........................     19,449              (150,342)
      Other current assets...................................        804                (1,209)
      Accounts payable, accrued liabilities and payable
       to royalty trusts.....................................    (20,782)               (3,180)
      Other current liabilities..............................      1,188                     -
      Other long-term liabilities............................      6,011                     -
                                                               ---------             ---------

    (Increase) Decrease in Operating Assets and Liabilities..  $  17,180             $(154,793)
                                                               =========             =========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements
================================================================================


1.   Interim Financial Statements

     The accompanying consolidated financial statements of Cross Timbers Oil Company ("the Company"), with the exception of the consolidated balance sheet at December 31, 1998, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 1999, its results of operations for the three and nine months ended September 30, 1999 and 1998, and its cash flows for the nine months ended September 30, 1999 and 1998. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

     Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company's 1998 annual report on Form 10-K.

Comprehensive Income

     During the nine months ended September 30, 1999 and 1998, there were no reportable elements of comprehensive income other than net income.

Royalty Trusts

     The Company makes monthly net profits payments to Cross Timbers Royalty Trust and Hugoton Royalty Trust (Note 9) based on revenues and costs related to properties from which net profits interests were carved. Effective January 1, 1999, the Company changed its method of accounting for the trusts from the royalty interest method to the working interest method. Under the working interest method, amounts due the trusts are carved from the Company's revenues, taxes, production expenses and development costs. The Company no longer records the trust portion of development costs as an expense in the consolidated statements of operations, and reported oil and gas production and revenues, taxes and production expense are lower than reported under the royalty interest method. There is no difference in operating income or net income under these two methods of accounting. Pursuant to APB Opinion No. 20, Accounting Changes, this change was considered as an initial adoption of an accounting principle in recognition of events or transactions that previously were immaterial in their effect.

Exploration Costs

     All exploration costs incurred during the nine months ended September 30, 1999 and 1998 were geological and geophysical costs, with the exception of delay rental costs of $132,000 in the 1999 period and $67,000 in the 1998 period.


2.   Investment in Equity Securities

     The Company occasionally purchases undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. Equity securities were purchased in the summer of 1998 since, at that time, the Company could purchase reserves underlying these securities at a lower price per Mcfe than in the property acquisition market. See Note 3.

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired since 1997 have been recorded as trading securities since such securities were principally held for resale in the near future. Accordingly, such investment has been recorded as a current asset at market value, unrealized holding gains and losses have been recognized in the consolidated statements of operations, and cash flows from purchases and sales of equity securities have been included in cash provided (used) by operating activities in the consolidated statements of cash flows. Gains (losses) on trading securities and interest related to the cost of these investments have been classified as other income (expense).

     The following are components of gain (loss) on investment in equity securities (in thousands):

                                                             Three Months Ended          Nine Months Ended
                                                                September 30,              September 30,
                                                             -------------------        -------------------
                                                              1999        1998            1999       1998
                                                             -------    --------        --------   --------
Realized gains (losses) on sale of securities:
  Gains.........................................             $   531    $    125        $    531   $    886
  Losses........................................                   -        (108)        (23,047)      (122)
                                                             -------    --------        --------   --------
  Net gains (losses)............................                 531          17         (22,516)       764

Changes in unrealized gains and losses..........               3,288     (43,289)         35,983    (37,502)

Interest expense related to investment in
  equity securities.............................              (1,428)     (2,712)         (4,528)    (3,557)
                                                             -------    --------        --------   --------

Gain (loss) on investment in equity securities..             $ 2,391    $(45,984)       $  8,939   $(40,295)
                                                             =======    ========        ========   ========

     On September 15, 1999, as a portion of its investment in Whitewine Holding Company ("Whitewine") (Note 11), the Company contributed equity securities with a value of $36.8 million on that date to Whitewine. The Company has a call option to purchase these securities from Whitewine at this contributed value for one year. As of September 30, 1999, the equity securities held by Whitewine had a fair market value of $34.9 million.

     As of September 30, 1999, the unrealized holding loss on investment in equity securities was $36.6 million, as compared with an unrealized holding loss of $44.2 million on November 5, 1999. In October 1999, the Company sold marketable securities for proceeds of $543,000 and a gain of $213,000.


3.   Related Party Transactions

     Pursuant to margin support agreements with each of six officers, the Company agreed to use the value of Cross Timbers Royalty Trust units owned by the Company and investment in equity securities, other than those held by Whitewine (Note 2), to provide margin support for the officers' broker accounts where they hold Company common stock. The Company has also agreed to pay each officer's margin debt to the extent unpaid by the officer. In connection with these agreements, in December 1998 the Company loaned four officers a total of $5,795,000 to reduce their margin debt. An additional $430,000 was loaned during the first nine months of 1999. In October 1999, the Company loaned a fifth officer $1,100,000. The loans are full recourse and due in December 2003, with interest equal to the Company's bank debt rates. In June 1999, the Company terminated its margin support agreements with two officers and, in September 1999, terminated the margin support agreements with the four remaining officers. As of November 1, 1999, margin support agreements for four officers were reinstated. At that date, total margin debt on the supported broker accounts for these officers was $11.4 million. On November 5, 1999, the combined market value of the Company's Cross Timbers Royalty Trust units and investment in equity securities, other than those held by Whitewine, was approximately $18 million.

4.   Long-term Debt

     The Company's outstanding debt consists of the following (in thousands):

                                           September 30,  December 31,
                                               1999           1998
                                           -------------  ------------
       Short-term Debt:
         Short-term borrowings.........       $      -      $  4,962
                                              --------      --------

              Total short-term debt....       $      -      $  4,962
                                              ========      ========

       Long-term Debt:
         Senior bank debt..............       $434,000      $615,000
         Subordinated notes payable....        300,000       300,000
         Note payable to Shell.........              -         6,000
         Spring Holding Company:
            Senior bank debt...........        120,700             -
            Senior subordinated debt...         11,000             -
         Summer Acquisition Company :
            Senior bank debt...........        133,000             -
                                              --------      --------

              Total long-term debt.....       $998,700      $921,000
                                              ========      ========

     The Company's senior bank debt was reduced primarily from proceeds from the sale of Hugoton Royalty Trust units (Note 9) and non-operated producing properties, net of payments to Shell for the Cook Inlet Acquisition (Note 12). Bank debt was further reduced by approximately $18 million in July related to the sale of common stock (Note 6).

     The Company amended its revolving credit agreement with commercial banks on August 15, 1999, resulting in a borrowing base and commitment of $468 million and unused borrowing capacity of approximately $34 million at September 30, 1999. Other significant provisions of the revolving credit agreement remained unchanged.

Spring Holding Company

     Spring Holding Company ("Spring") (Note 10) has a $140 million revolving credit facility with commercial banks which at September 30, 1999, had a borrowing base of $130 million and unused borrowing capacity of $9.3 million. The borrowing base is subject to semiannual redeterminations. The credit facility is secured by properties owned by Spring and is non-recourse to the Company. Borrowings under the credit facility mature on July 31, 2004. Restrictions set forth in the credit facility include the maintenance of a minimum consolidated net worth and minimum current and other ratios.

     The credit facility provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on London Interbank Offered Rates ("LIBOR"). Borrowings under the credit facility at September 30, 1999 were based on LIBOR rates with a maturity of one month and accrued at the applicable LIBOR rate plus 2.5%.

     Spring also has a senior subordinated term loan outstanding, which had a principal balance of $11 million at September 30, 1999. This loan has a secondary lien on Spring's properties and at September 30, 1999 interest accrued at a rate of LIBOR plus 6.5%. Other terms of the subordinated loan are substantially the same as the Spring revolving credit facility. This spread increases 0.5% quarterly and was last adjusted on November 1, 1999. The loan matures on July 31, 2008.

Summer Acquisition Company

     Summer Acquisition Company ("Summer") (Note 11) has a $140 million revolving credit facility with commercial banks which at September 30, 1999, had a borrowing base of $140 million and unused borrowing capacity of $7 million. The borrowing base is subject to semiannual redeterminations. Borrowings under the credit facility were used to partially fund properties acquired from Ocean Energy. The credit facility is secured by the properties acquired and is non-recourse to the Company and Lehman Brothers Holdings, Inc. Borrowings under the credit facility mature on September 15, 2001. Restrictions set forth in the credit facility include limitations on the payment of dividends and general and administrative expenses, and maintenance of a minimum consolidated net worth and minimum current and other ratios.

     The credit facility provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on London Interbank Offered Rates ("LIBOR"). Borrowings under the credit facility at September 30, 1999 were based on LIBOR rates with a maturity of one month and accrued at the applicable LIBOR rate plus 2.5%.

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

                Production Month        Mcf per Day  Price per Mcf
          ----------------------------  -----------  -------------
          1999  November to December       45,000        $2.37
          2000  January                    45,000         2.37
                February to December       40,000         2.31
          2001  January                    40,000         2.31
                February                   45,000         2.36
                March                      40,000         2.29
                April to October           40,000         2.24
                November                   40,000         2.38
                December                   40,000         2.52

   The Company has entered into basis swap agreements which effectively fix basis for the following production and periods:

        Location         Production Period            Mcf per Day  Basis per Mcf
     --------------  -------------------------------  -----------  -------------
     Arkoma          October 1999 to December 1999       55,000        $0.13
                     January 2000                        82,500         0.13
                     February 2000 to December 2000      42,500         0.13
                     January 2001                        40,000         0.13
     Houston Ship    October 1999                        10,000         0.02
      Channel        November 1999 to September 2000     30,000         0.02
                     October 2000                        20,000         0.02
     Oklahoma        October 1999                        10,000         0.13
     San Juan Basin  October 1999 to December 1999       20,000         0.25
                     January 2000 to December 2000       10,000         0.28

     The Company also has gas price collars with floor and ceiling prices of $2.14 and $2.76 per Mcf for 10,000 Mcf per day from October 1999 through January 2000. In October 1999, the Company entered into a natural gas option agreement to sell 10,000 Mcf of gas per day with a ceiling price of $2.91 per Mcf for April 2000 through October 2000.

     The Company's termination of futures contracts related to October 1999 gas production, net of the effects of basis swap agreements, resulted in a net loss of $300,000. These losses will be recognized as decreases in gas revenue of approximately $0.03 per Mcf in October 1999. Losses on other terminations of futures contracts will reduce gas revenue by approximately $0.06 per Mcf in December 1999 and less than $0.02 per Mcf from February through December 2000. Net gas hedging losses for the nine months ended September 30, 1999 totaled $3.6 million.

     The Company also terminated all of its outstanding futures contracts related to October 1999 oil production with a net loss of $200,000. This loss will be recognized as a decrease in oil revenue of approximately $0.34 per Bbl in October 1999. Net oil hedging losses totaled $2.1 million for the nine months ended September 30, 1999.

     The Company has committed to pay a minimum price of $2.00 per Mcf for gas sales related to Hugoton Royalty Trust distributions through March 2000, which effectively represents production through January 2000. Underlying volumes related to the trust units sold to the public (Note 9) are approximately 38,000 Mcf per day. Since the August 1999 distribution, gas prices related to Hugoton Royalty Trust have exceeded $2.00 per Mcf.

Litigation

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions, which actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by other third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel has ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company intends to file a motion to dismiss. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

     The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company's financial position, liquidity or operations.

Other

     On September 30, 1999, the Company entered into a consulting contract with a former officer for services to be provided through September 2000 for a monthly fee of $40,000.

6.   Common Stock

     On July 1, 1999, the Company issued 4,000,000 shares of common stock at an agreed value of $11.425 per share in exchange for its 50% interest in Spring Holding Company, Inc. and for cash proceeds of $3.2 million which was used to reduce bank debt (Note 10).

     On July 8, 1999, the Company sold 2,000,000 shares of common stock in an underwritten public offering for net proceeds of approximately $26.5 million. The proceeds were used to repurchase 1,921,850 shares of common stock issued to Shell for the Cook Inlet Acquisition (Note 12). These proceeds exceeded the amount due Shell by approximately $15 million which was refunded to the Company and used to reduce bank debt.

     On September 15, 1999, the Company issued from treasury 4,555,756 shares of its common stock to Whitewine Holding Company ("Whitewine") at an agreed value of $13.875 per share as part of its contribution for its 50% interest in Whitewine (Note 11). These common shares are eliminated in the consolidated financial statements.


7.   Common Shares Outstanding and Earnings per Common Share

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three Months Ended September 30,
                                    --------------------------------------------------------------
                                                  1999                            1998
                                    --------------------------------  ----------------------------
                                                           Earnings                      Earnings
                                    Earnings   Shares (a)  per Share  Earnings   Shares  per Share
                                    ---------  ----------  ---------  ---------  ------  ---------
Basic:
  Net income (loss)...............   $13,910                          $ (30,560)
  Preferred stock dividends.......      (444)                              (444)
                                     -------                          ---------
  Earnings (loss) available to
        common stock - basic......    13,466      48,914   $    0.28    (31,004) 44,765  $   (0.69)
                                                           =========                     =========
Diluted:
  Effect of dilutive securities:
     Stock options................         -         234                     -      401
     Preferred stock (a)..........       444       2,460                     -        -
     Warrants.....................         -           -                     -       17
                                     -------      ------              ---------  ------
  Earnings (loss) available to
        common stock - diluted....   $13,910      51,608   $    0.27  $ (31,004) 45,183  $   (0.69) (b)
                                     =======      ======   =========  =========  ======  =========

                                                    Nine Months Ended September 30,
                                    --------------------------------------------------------------
                                                  1999                            1998
                                    --------------------------------  ----------------------------
                                                           Earnings                      Earnings
                                    Earnings   Shares (a)  per Share  Earnings   Shares  per Share
                                    ---------  ----------  ---------  ---------  ------  ---------
Basic:
  Net income (loss)...............   $41,462                          $(29,095)
  Preferred stock dividends.......    (1,334)                           (1,334)
                                     -------                          --------
  Earnings (loss) available to
        common stock - basic......    40,128      46,140   $    0.87   (30,429)  42,737  $    (0.71)
                                                           =========                     ==========
Diluted:
  Effect of dilutive securities:
     Stock options................         -         102                     -      560
     Preferred stock (a)..........     1,334       2,460                     -        -
     Warrants.....................         -           -                     -       89
                                     -------      ------              --------   ------
  Earnings (loss) available to
        common stock - diluted....   $41,462      48,702   $    0.85  $(30,429)  43,386  $    (0.71) (b)
                                     =======      ======   =========  ========   ======  ==========

(a) Based on common shares outstanding at November 1, 1999, conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $35.3 million and when quarterly earnings available to common stock exceeds approximately $8.8 million.
(b) Because of the antidilutive effect of dilutive securities on loss per common share, diluted earnings (loss) available to common stock is the same as basic.


8.   Supplemental Cash Flow Information

     The following are total interest and income tax payments (receipts) during each of the periods (in thousands):

                         Nine Months Ended September 30,
                        ---------------------------------
                              1999             1998
                        ----------------  ---------------

          Interest....          $39,573          $34,159
          Income tax..             (282)            (454)

     The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the nine-month periods ended September 30, 1999 and 1998:

     - Issuance of 3,720,000 shares of common stock, valued at $42.5 million, to purchase a 50% interest in Spring Holding Company, Inc. (Notes 6 and 10)
     - Sale of 73,684 Hugoton Royalty Trust units in exchange for 48,755 shares of common stock valued at $700,000 (Note 9)
     - Transfer of $11.1 million from accrued liabilities to additional paid-in capital in 1999 related to the increase in the Company's common stock price for shares issued to Shell for the Cook Inlet Acquisition (Note 12)
     - Vesting of 81,000 performance shares and issuance of 82,125 performance shares in 1998
     - Receipt of 10,393 shares (valued at $205,000) of common stock for the option price of exercised stock options in 1998


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

     On July 2, 1999, an officer exercised options to purchase 73,684 Hugoton Royalty Trust units from the Company pursuant to the Royalty Trust Option Plan in exchange for 48,755 shares of Company common stock. The Company recognized a gain of $235,000 on this sale of trust units.


10.  Spring Holding Company Acquisition

     On July 1, 1999, the Company and Lehman Brothers Holdings, Inc. ("Lehman") acquired the common stock of Spring Holding Company ("Spring"), a private oil and gas company located in Tulsa, Oklahoma for $85 million. The Company issued 4,000,000 shares of common stock, less $3.2 million cash received, for its ownership interest in Spring (Note 6) and Lehman contributed $42.5 million in cash. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. Pursuant to a put and call agreement, the Company had the right to purchase Lehman's 50% interest in Spring for one year after closing the Ocean Energy Acquisition (Note 11). If the Company did not exercise its option on or before that date, Lehman had the right to sell its 50% interest to the Company on the anniversary of closing the Ocean Energy Acquisition. The option exercise price was $42.5 million plus an annualized return of 20%. The parties agreed to the put and call agreement in order to provide the Company a method to purchase the remainder of Spring, and to provide Lehman a method to sell its interest, if either party determined it to be in its best interest. On September 15, 1999, the Company exercised its option to buy Lehman's interest for $44.3 million, or $1.8 million in excess of the recorded minority interest, which excess was recorded as producing property cost.

     The Company consolidates its investment in Spring using the purchase method of accounting, with recognition of Lehman's investment as a minority interest through September 14, 1999. The purchase of Spring, as reported in the consolidated statement of cash flows, only reflects Lehman's investment in the acquisition since the Company's portion of the purchase was a non-cash equity transaction (Note 8).

     Property cost associated with the Spring acquisition totaled approximately $235 million, of which $20 million was attributed to other than producing properties, including a gas gathering system, compressors, undeveloped leasehold cost and other tangible property. Cost of these assets will be depreciated over their useful lives, primarily using the unit-of-production method based on proved reserves for properties served by these assets.


11.  Ocean Energy Acquisition

     On September 15, 1999, the Company and Lehman acquired Arkoma Basin oil and gas properties from Ocean Energy, Inc. ("Ocean Energy Acquisition") for $231 million. The original purchase price of $235.3 million was reduced by estimated net revenue received between the July 1, 1999 effective date and the closing date. Additional purchase price adjustments may result from post-closing adjustments. All purchase costs will be allocated to oil and gas properties.

     The Company and Lehman each own 50% of Whitewine Holding Company ("Whitewine"), which was formed to acquire the Arkoma Basin properties. Lehman contributed $100 million in cash to Whitewine and the Company contributed $100 million in securities, including its common stock (Notes 2 and 6). The purchase price was funded with $100 million from the jointly owned company and $131 million financed through a revolving credit agreement between Whitewine's wholly owned subsidiary, Summer Acquisition Company, and commercial banks (Note 4). Although the Company and Lehman have equal board representation and control of Whitewine, the Company's management controls operations of the properties. Whitewine's financial results are consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest.

     The Company entered into a put and call agreement with Lehman whereby the Company has the right to purchase Lehman's 50% interest in the Ocean Energy Acquisition from January 1, 2000 through September 15, 2000. If the Company does not exercise its option on or before that date, Lehman has the right to sell its 50% interest to the Company on September 15, 2000. The option exercise price is Lehman's cost of $100 million plus an annualized return of 20%. The parties agreed to the put and call agreement in order to provide the Company a method of purchasing the remainder of the Ocean Energy Acquisition, and to provide Lehman a method to sell its interest, if either party determined it to be in its best interest.


12.  Acquisitions and Dispositions

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

     On September 30, 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet ("Cook Inlet Acquisition") from various Shell Oil Company affiliates ("Shell"). The acquired interests include a 100% working interest in two State of Alaska leases, two offshore production platforms and a 50% interest in certain operated production pipelines and onshore processing facilities. The Company acquired the properties in exchange for 1,921,850 shares of the Company's common stock, subject to a $20 per share price guarantee. The Company also executed a non-interest bearing promissory note to Shell for $6 million. Payments under this note, which were due when NYMEX crude oil prices increased to specified levels, were made in August and September 1999. The total purchase price of the Cook Inlet Acquisition was $45 million.

     On March 1, 1999, the Company and Shell entered into an amended agreement to postpone Shell's resale of Company common stock to no later than August 16, 1999. As agreed in this amendment, and in anticipation of repurchasing the common stock from Shell, the Company paid Shell $15 million and paid $5 million into escrow. The Company also entered into gas sales and transportation contracts that provide Shell purchase discounts with an estimated value of $7.5 million. These payments and contracts were recorded as reductions to the amounts due Shell related to the $20 common stock price guarantee. Deferred gas contract revenue of $7.5 million was also recorded which will be amortized to gas revenue as the discounts are taken by Shell. On July 15, 1999, the Company used the proceeds from a stock offering (Note 6) to repurchase the 1,921,850 shares of the Company's common stock owned by Shell. Proceeds from the sale of common stock exceeded the remaining amount due Shell under the $20 common stock price guarantee by approximately $15 million which was refunded to the Company and used to reduce bank debt.

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

     On September 14, 1999, oil and gas producing properties were sold for approximately $63.5 million before closing costs. In two transactions, Cross Timbers sold a total of $41 million of primarily non-operated properties in Oklahoma, the Permian Basin of West Texas and New Mexico and the Green River Basin of Wyoming. Additionally, Spring (Note 10) sold $22.5 million of properties in the Panhandle area of Texas and in Coal County, Oklahoma.

     Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the nine months ended September 30, 1999 and 1998 and the year ended December 31, 1998, as if these acquisitions, the Spring Acquisition (Note 10), the Ocean Energy Acquisition (Note 11), and the sale of Hugoton Royalty Trust units (Note 9) and other properties had been consummated on January 1, 1999 and immediately prior to January 1, 1998. These pro forma results are not necessarily indicative of future results.

                                                            Pro Forma (Unaudited)
                                                -----------------------------------------
                                                    Nine Months Ended
     (in thousands, except per share data)            September 30,            Year Ended
                                                --------------------------    December 31,
                                                    1999           1998           1998
                                                -----------    -----------    -----------

     Revenues...................................  $256,330       $227,105       $308,967
                                                  ========       ========       ========
     Net income (loss)..........................  $ 41,693       $(24,109)      $(62,741)
                                                  ========       ========       ========
     Earnings (loss) available to common stock..  $ 40,359       $(25,443)      $(64,520)
                                                  ========       ========       ========
     Earnings (loss) per common share
        Basic...................................  $   0.83       $  (0.49)      $  (1.26)
                                                  ========       ========       ========
        Diluted.................................  $   0.81       $  (0.49)      $  (1.26)
                                                  ========       ========       ========

     Weighted average shares outstanding........    48,792         51,580         51,047
                                                  ========       ========       ========

     Spring acquired a significant portion of its producing properties in July 1998. Pro forma results for the nine months ended September 30, 1998, as if this acquisition closed on January 1, 1998, are estimated to be: revenues of $244.5 million and loss available to common stock of $26.1 million. Pro forma results for the year ended December 31, 1998, as if this acquisition closed on January 1, 1998, are estimated to be: revenues of $326.3 million and loss available to common stock of $65.2 million.


13.  Texas Permian Trust

     The Company plans to form the Texas Permian Trust by conveying an 80% net profits interest in properties that are principally located in the Permian Basin of West Texas and southeast New Mexico. The Company filed a registration statement with the Securities and Exchange Commission in August 1999 and plans, subject to market conditions, to offer approximately 40% of the trust units to the public in early 2000. The trust units will be listed on the New York Stock Exchange under the symbol "TPT." The Company intends to use proceeds from the sale to reduce bank debt.

     In August 1999, the Board of Directors approved the 1999 Royalty Trust Option Plan ("Plan"). Under the terms of the Plan, the Company granted key employees options to purchase units of beneficial interest in the Texas Permian Trust in an aggregate amount not to exceed the greater of $12 million or 5% of the total market value of the trust based on the initial public offering price. The options will be priced at the initial public offering price and will not be exercisable prior to the offering.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware Corporation) as of September 30, 1999 and the related consolidated statements of operations for the three and nine-month periods ended September 30, 1999 and 1998, and the consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
October 28, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1998 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
---------------------------------
                                                  Quarter Ended                             Nine Months Ended
                                                  September 30,                               September 30,
                                        ------------------------------------       -------------------------------------
                                                                   Increase                                    Increase
                                           1999         1998      (Decrease)          1999          1998      (Decrease)
                                        ----------   ----------   ----------       -----------   ----------   ----------

Total production
 Oil (Bbls)........................      1,207,012    1,026,528      18%             3,894,459    3,219,251       21%
 Gas (Mcf).........................     26,554,496   22,901,659      16%            74,509,784   59,402,221       25%
 Natural gas liquids (Bbls)........        343,155      339,639       1%               922,242      777,676       19%
 Mcfe..............................     35,855,498   31,098,661      15%           103,409,990   83,383,783       24%

Average daily production
 Oil (Bbls)........................         13,120       11,158      18%                14,265       11,792       21%
 Gas (Mcf).........................        288,636      248,931      16%               272,930      217,591       25%
 Natural gas liquids (Bbls)........          3,730        3,692       1%                 3,378        2,849       19%
 Mcfe..............................        389,734      338,029      15%               378,791      305,435       24%

Average sales price
 Oil per Bbl.......................    $     19.28  $     12.28      57%          $      15.00  $     12.84       17%
 Gas per Mcf.......................    $      2.32  $      2.10      10%          $       2.04  $      2.07       (1%)
 Natural gas liquids per Bbl.......    $     13.64  $      9.22      48%          $      10.49  $      9.33       12%


     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     Mcfe- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

     Total oil production increased primarily because of the Cook Inlet Acquisition in 1998, partially offset by property sales and natural decline. Increased gas production is primarily attributable to 1998 and 1999 producing property acquisitions and development activity, partially offset by the sale of Hugoton Royalty Trust units, other property sales and natural decline.

     The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $18.95 per barrel for third quarter 1999, compared to $11.59 for third quarter 1998. The average NYMEX price for oil was $21.72 per barrel for third quarter 1999, compared to $14.15 for third quarter 1998. The Company's average oil price is generally higher than the WTI posted price because of quality and location differentials. The WTI price was slightly above $15.00 at the beginning of 1998, then slid throughout the year until dropping to $8.00 in December 1998, the lowest level since 1978. After a weak first quarter, oil prices have increased in 1999 because of production cuts by OPEC and other leading oil exporters, reduced inventories and anticipated increased demand. As of November 9, the WTI posted price was $21.25 and the NYMEX price was $24.00.

     Gas prices during the first quarter of 1999 were relatively weak because of abnormally mild winters in the central and eastern U.S. Cooler spring weather and lower industry production levels strengthened gas prices in the second quarter. The price strengthening trend continued in third quarter 1999, and by late October, the NYMEX price rose above $3.00 per Mcf before settling to $2.64 per Mcf on November 9.

     The Company uses price-hedging arrangements to reduce price risk on a portion of its oil and gas production; see Note 5 to Consolidated Financial Statements. For the third quarter, the Company's net oil hedging losses totaled $1.2 million or $0.97 per barrel and net gas hedging losses totaled $6.2 million or $0.24 per Mcf. For the first nine months of 1999, the Company's net oil hedging losses totaled $2.1 million or $0.54 per Bbl and net gas hedging losses totaled $3.6 million, or $0.05 per Mcf.


Results of Operations
---------------------

Quarter Ended September 30, 1999 Compared with Quarter Ended September 30, 1998

     Earnings available to common stock for third quarter 1999 were $13.5 million compared to a third quarter 1998 loss of $31 million. Third quarter 1999 earnings include a $3.1 million net after-tax gain on sale of properties and a $1.6 million after-tax net unrealized gain on the Company's investment in equity securities. Third quarter 1998 results include a $30.3 million after-tax unrealized loss related to the Company's investment in equity securities. Excluding gains and losses from investments and from sale of property, earnings for the quarter were $8.8 million compared with a loss of $700,000 for third quarter 1998.

     Total revenues for the 1999 quarter were $95.9 million, a 43% increase over third quarter 1998 revenues of $67 million. Operating income for the quarter was $33.7 million, a 152% increase from 1998 operating income of $13.4 million. Oil revenue increased $10.7 million (85%) because of the 57% increase in oil prices and the 18% increase in oil volumes. Gas and natural gas liquids revenues increased $15.1 million (30%) primarily because of the 10% increase in gas prices and 48% increase in natural gas liquids prices as well as a 16% increase in gas volumes. Third quarter gas gathering, processing and marketing revenues decreased $1.2 million (40%) from 1998 to 1999 primarily because of reduced margins. Other revenues increased $4.2 million because of gains from property sales.

     Expenses for third quarter 1999 totaled $62.2 million, a 16% increase from third quarter 1998 expenses of $53.7 million. Production expense increased $2.9 million (18%) and depreciation, depletion and amortization ("DD&A") increased $6.1 million (28%) because of increased production related to acquisitions and development. Taxes, transportation and other increased $500,000 (6%) over the third quarter of 1998 primarily because of increased oil and gas revenues, partially offset by lower gas transportation and compression charges. Exploration expense, which primarily includes geological and geophysical costs, decreased $900,000 (77%) due to decreased exploratory activity. General and administrative expense ("G&A") increased $100,000 (3%) primarily because of Company growth.

     Gain on investment in equity securities was $2.4 million for the quarter, compared with a $46 million loss in third quarter 1998 that was caused by a significant decline in the market value of securities held. Interest expense increased $2.7 million (20%) primarily because of a 20% increase in weighted average debt outstanding unrelated to investment in equity securities.

Nine Months Ended September 30, 1999 Compared with Nine Months Ended September 30, 1998

     Earnings available to common stock for the nine months ended September 30, 1999 were $40.1 million, compared to a loss of $30.4 million for the same 1998 period. Year-to-date 1999 earnings include a $26.8 million after-tax gain from the sale of Hugoton Royalty Trust units, a $5.9 million after-tax gain on investment in equity securities and a $4 million after-tax gain on sale of properties. The nine-month 1998 period includes a $26.6 million after-tax unrealized loss on investment in equity securities. Excluding gains and losses from investments and from sales of trust units and other property, earnings for the first nine months of 1999 were $3.4 million compared to a loss of $3.8 million for the first nine months of 1998.

     Total revenues for the first nine months of 1999 were $230.9 million, or $52.2 million (29%) higher than revenues of $178.7 million for the first nine months of 1998. Oil revenue increased $17.1 million (41%) because of the 21% increase in production and the 17% price increase. Gas and natural gas liquids revenues increased $31.6 million (24%) because of the 25% increase in gas production along with the 12% price increase and 19% increase in production for natural gas liquids. Gas gathering, processing and marketing revenues decreased $1.9 million (29%) primarily because of lower gas marketing margins. Other revenues increased $5.5 million related to gains on property sales.

     Expenses for the nine months ended September 30, 1999 totaled $174.2 million, or 20% above total expenses of $144.6 million for the first nine months of 1998. Production expense increased $13.6 million (32%) and DD&A increased $19.8 million (34%) primarily because of increased production related to acquisitions and development. Taxes, transportation and other increased $3.5 million (17%) primarily because of increased oil and gas revenues and increased gas transportation and compression charges. Exploration expense, which primarily includes geological and geophysical costs, decreased $5.5 million (87%) because of decreased exploration activity in 1999. G&A decreased $1 million (10%) primarily because of decreased stock incentive compensation related to 1998 performance share grants.

     Gain on investment in equity securities was $8.9 million for the first nine months of 1999, compared with a $40.3 million loss for the same 1998 period that was the result of a significant decline in the market value of securities during 1998. Interest expense increased $6.8 million (18%) because of an increase of approximately 25% in weighted average borrowings unrelated to the investment in equity securities, partially offset by a decrease in the weighted average interest rate.

Comparative Expenses per Mcf Equivalent Production

     The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                                         Quarter Ended             Nine Months Ended
                                                         September 30,               September 30,
                                                  --------------------------  --------------------------
                                                                   Increase                    Increase
                                                   1999    1998   (Decrease)   1999    1998   (Decrease)
                                                  ------  ------  ----------  ------  ------  ----------

     Production..............................     $ 0.54  $ 0.53       2%     $ 0.54  $ 0.51       6%
     Taxes, transportation and other.........       0.24    0.26      (8)%      0.23    0.25      (8)%
     Depreciation, depletion and
      amortization (DD&A) (a)................       0.72    0.71       1%       0.71    0.67       6%
     General and administrative (G&A) (b)....       0.09    0.10     (10)%      0.09    0.10     (10)%
     Interest................................       0.46    0.44       5%       0.43    0.45      (4)%

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

     Taxes, transportation and other-   Decreased taxes, transportation and
other expense is because of lower gas transportation and compression charges in third quarter 1999 and lower property taxes in 1999.

     DD&A-   Increased DD&A per Mcfe is primarily related to increased 1998 and
1999 producing property acquisition costs and lower proved oil reserve estimates, related to lower prices, as of December 31, 1998.

     G&A-   Decreased G&A per Mcfe is primarily the result of production growth outpacing Company personnel requirements and other administrative expenses.

     Interest-   Increased interest expense per Mcfe for the quarter ended
September 30, 1999 is primarily the result of increased debt to fund the Spring and Ocean Energy Acquisitions. Decreased interest per Mcfe for the nine months ended September 30, 1999 is primarily the result of debt repayment from the sale of Hugoton Royalty Trust units. Also, the weighted average interest rate declined from 7.9% to 7.5%.

Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

     Cash provided by operating activities was $99.1 million for the first nine months of 1999 compared to cash used by operating activities of $94.7 million for the comparable 1998 period. This change was primarily because of equity securities purchased during the first nine months of 1998. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities) increased 36% from $60.1 million for the first nine months of 1998 to $81.9 million for the same 1999 period, primarily because of increased production from 1998 and 1999 acquisitions and development activity, partially offset by reduced production from the sale of Hugoton Royalty Trust units and other property.

     During the nine months ended September 30, 1999, proceeds from operating activities of $99.1 million, bank and short-term borrowings of $220 million, contributions from minority interests of $142.5 million, common stock offering of $29.7 million and sale of Hugoton Royalty Trust units and property and equipment of $255 million were used to fund net property acquisitions, development costs and other net capital additions of $387.7 million, debt payments of $295.3 million, minority interest purchase of $42.4 million, treasury stock purchase of $25.5 million and dividends of $4 million. The resulting decrease in cash and cash equivalents for the period was $8.6 million.

     Other significant changes in current assets during the first nine months of 1999 were a $6 million decrease in investment in equity securities and a $21.7 million decrease in current deferred income taxes primarily related to the sale of securities, partially offset by an increase in the market value of the remaining portfolio. Total current liabilities decreased $31.5 million during the first nine months of 1999 because of a $32 million decrease in accounts payable and accrued liabilities primarily related to payments to Shell for the Cook Inlet Acquisition and the timing of other disbursements.

     The Company occasionally purchases undervalued reserves through investments in publicly traded equity securities of select energy companies. Equity securities were purchased in the summer of 1998 since, at that time, the Company could purchase reserves underlying these securities at a lower price per Mcfe than in the property acquisition market. As of November 5, 1999, the Company's investment in equity securities has a value of $30.5 million, of which equity securities with a value of $28.4 million are owned by the Company's 50% owned subsidiary, Whitewine Holding Company. The remaining equity securities, with a November 5, 1999 value of $2.1 million, and the Company's investment in Cross Timbers Royalty Trust units with a value at that date of approximately $15.9 million, are held in a broker account and provide support for officer margin debt which totaled $11.4 million at November 1, 1999. See Notes 2 and 3 to the Consolidated Financial Statements.

Acquisitions and Development

     Exploration and development expenditures for the first nine months of 1999 were $60.8 million, compared with $41.5 million for the first nine months of 1998. The Company initially budgeted $60 million for 1999 exploration and development. With increased oil prices, the Company currently anticipates its 1999 exploration and development will be $90 to $100 million. Actual costs may vary significantly due to many factors, particularly changes in commodity prices. Such expenditures are expected to be funded by cash flow from operations.

     Through the first nine months of 1999, the Company had participated in the drilling of 66 gas wells and 11 oil wells and more than 200 workovers. Results of these projects have met or exceeded management expectations. Workovers have focused on recompletions, artificial lift, and wellhead compression. Wellhead compressors were installed on 60 wells with average incremental rates exceeding 100 Mcf of gas per day per well.

     Drilling activity during the first nine months of 1999 was focused on East Texas properties where nine wells were completed and an additional 17 wells are in progress. The Company expects to drill an additional 5 wells by year end. The Company has also completed 57 workovers in East Texas.

     In the San Juan Basin, the Company's drilling has focused on Fruitland Coal and Ute Dome Dakota/Paradox wells. Five wells were completed as of September 30, 1999 and 12 wells are in progress. The Company has completed 82 workovers in the San Juan Basin which have primarily been installation of wellhead compressors.

     The Company has also been active in the Mid-Continent area where 23 wells have been drilled. Fourteen of those wells have been completed.

     With the improvement in oil prices, the Company began the development of oil projects in the Permian Basin during the third quarter of 1999. Eleven wells were drilled, four of which were completed.

     On July 1, 1999, the Company and Lehman Brothers Holdings, Inc. ("Lehman") acquired the common stock of Spring Holding Company ("Spring"), a private oil and gas company, for cash and Cross Timbers' common stock, totaling $85 million. On September 15, 1999, the Company exercised its option to acquire Lehman's 50% interest in Spring for $44.3 million.

     On September 15, 1999, the Company and Lehman acquired Arkoma Basin properties located in Arkansas and Oklahoma for $231 million from Ocean Energy, Inc. The purchase has an effective date of July 1, 1999 and is subject to typical purchase price adjustments. The Company has the right to purchase Lehman's 50% interest in the Ocean Energy Acquisition from January 1, 2000 through September 15, 2000. If the Company does not exercise its option on or before that date, Lehman has the right to sell its 50% interest to the Company on September 15, 2000. The option exercise price is $100 million plus an annualized return of 20%.

     The Company has unused borrowing capacity of $34 million at September 30, 1999 under its revolving credit agreement with commercial banks. This capacity is available for purchases of producing properties.

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

     On September 14, 1999, oil and gas producing properties were sold for approximately $63.5 million before closing costs. In two transactions, Cross Timbers sold a total of $41 million of primarily non-operated properties in Oklahoma, the Permian Basin of West Texas and New Mexico and the Green River Basin of Wyoming. Additionally, Spring sold $22.5 million of properties in the Panhandle area of Texas and in Coal County, Oklahoma. Proceeds from these sales were used to purchase Lehman's interest in Spring and to reduce Spring's bank debt.

     The Company plans to form the Texas Permian Trust by conveying an 80% net profits interest in properties that are principally located in the Permian Basin of West Texas and southeast New Mexico. The Company filed a registration statement with the Securities and Exchange Commission in August 1999 and plans, subject to market conditions, to offer approximately 40% of the trust units to the public in early 2000. The trust units will be listed on the New York Stock Exchange under the symbol "TPT." The Company intends to use proceeds from the sale to reduce bank debt.

Debt and Equity

     As of September 30, 1999, long-term bank debt increased by $77.7 million from balances at December 31, 1998. Debt was increased primarily as the result of debt associated with the Spring and Ocean Energy Acquisitions, partially offset by proceeds from the sale of Hugoton Royalty Trust units and non-operated producing properties.

     The Company amended its revolving credit agreement with commercial banks in August 1999, resulting in a borrowing base and commitment of $468 million and unused borrowing capacity of $34 million at September 30, 1999. Other significant provisions of the revolving credit agreement remained unchanged.

     Stockholders' equity at September 30, 1999 increased $96 million from year-end because of earnings of $40.1 million for the nine months ended September 30, 1999 and a net increase in additional paid-in capital and treasury stock of $57.2 million primarily related to the sale and issuance of common stock less shares reacquired, as described below. These increases were partially offset by dividends declared of $1.4 million.

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

     On September 15, 1999, the Company issued from treasury 4,555,756 shares of its common stock to its 50% owned subsidiary, Whitewine Holding Company, at an agreed value of $13.875 per share as part of its contribution for its 50% interest in Whitewine. These common shares are eliminated in the consolidated financial statements.

Common Stock Dividends

     In August 1999, the Board of Directors of the Company declared a second quarter common stock dividend of $0.01 per share, or a total of $488,000, paid
in October 1999.   The quarterly dividend was reduced from $0.04 per common
share paid in 1998.


Accounting Pronouncements
-------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which was required to be adopted for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delays the effective date of Statement 133 for one year, to fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 should have no significant impact on the Company's reported earnings, but could materially affect comprehensive income.


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

     The Company is in the process of reviewing its computer systems and computer-controlled field equipment and making the necessary modifications for Year 2000 compliance. The Company has completed modifications and testing of its primary accounting and land computer programs. The remaining computer systems have been inventoried and assessed. Some of the Company's critical field equipment, such as natural gas compressors, are partially controlled or regulated by embedded computer chips. As of April 1999, the types of field equipment in all operated areas were inventoried. Remediation of these critical components was completed in August 1999. Functional solutions and remediation of less critical items is expected to be complete by the end of 1999. Less critical items are components that are not critical for production, safety or sales.

     Based on its review, remediation efforts and the results of testing to date, the Company does not believe that timely modification of its computer systems and computer-controlled equipment for Year 2000 compliance represents a material risk to the Company. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $500,000 of which approximately $155,000 has been incurred and expensed through September 1999.

     The Company has identified significant third parties whose Year 2000 compliance could affect the Company and is in the process of formally inquiring about their Year 2000 status. The Company has received responses to approximately 58% of its inquiries. Approximately 99% of respondents have indicated that they will be Year 2000 compliant by January 1, 2000. Despite its efforts to assure that such third parties are Year 2000 compliant, the Company cannot provide assurance that all significant third parties will achieve compliance in a timely manner. A third party's failure to achieve Year 2000 compliance could have a material adverse effect on the Company's operations and cash flow. The potential effect of Year 2000 non-compliance by third parties is currently unknown.

     The Company is currently identifying appropriate contingency plans in the event of potential problems resulting from failure of the Company's or significant third party computer systems on January 1, 2000. Year 2000 contingency plans will focus on computer, network and communications equipment, electronic data interchange with business partners, and field operations automated well control systems. Year 2000 testing of field equipment earlier in 1999 indicated other field operations may use existing emergency response plans in the event of a Year 2000 failure. Detailed Year 2000 contingency plans will be completed by the end of November 1999.


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

     Among the factors that could cause actual results to differ materially are:

          -crude oil and natural gas price fluctuations,

          -the Company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

          -potential delays or failure to achieve expected production from existing and future exploration and development projects,

          -potential disruption of operations because of failure to achieve timely Year 2000 compliance by the Company or other entities with which it has material relationships, and

          -potential liability resulting from pending or future litigation.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At September 30, 1999, the Company's variable rate debt had a carrying value of $698.7 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $283.7 million. Assuming a 100-basis point change in interest rates at September 30, 1999, the fair value of the Company's fixed rate debt would change by approximately $16.5 million.

     The Company also has an interest rate swap agreement which effectively converts the interest rate from variable to fixed on a $50 million notional amount through September 2005. The fair value of this swap at September 30, 1999 was $1.9 million. The fair value of the Company's interest rate swap would change by approximately $2.5 million assuming a 100-basis point change in interest rates at September 30, 1999.

Commodity Price Risk

     The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of September 30, 1999, outstanding gas futures contracts had a fair value loss of $9.4 million and outstanding gas basis swap agreements had a fair value loss of $1.2 million. The aggregate effect of a hypothetical 10% change in oil and gas prices and basis would result in a change of up to $11.8 million in the fair value of these financial instruments at September 30, 1999. See Note 5 to Consolidated Financial Statements.

Investment in Equity Securities

     The Company is subject to price risk on its unhedged portfolio of publicly traded investments in equity securities. The fair value of these securities at September 30, 1999 was $38.4 million. At that time, a 25% appreciation or depreciation in equity prices would increase or decrease portfolio fair value and pre-tax earnings by approximately $9.6 million. See Note 2 to Consolidated Financial Statements.

                                                      PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district panel has ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company intends to file a motion to dismiss. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.


Items 2. Through 5.

     Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit Number
               and Description                                              Page
               ---------------                                              ----

          10.1 Fourth Amendment, dated August 15, 1999, to Amended and Restated Revolving Credit Agreement dated November 16, 1998

          11   Computation of per share earnings
               (included in Note 7 to Consolidated Financial Statements)

          15   Letter re unaudited interim financial information

               15.1   Awareness letter of Arthur Andersen LLP


     (b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended September 30, 1999 and through November 15, 1999:

               On July 9, 1999, the Company filed a report of Form 8-K regarding the completion on July 1, 1999 of the previously announced acquisition of the common stock of Spring Holding Company with Lehman Brothers Holdings, Inc.

               On July 12, 1999, the Company filed a report of Form 8-K regarding the sale of 2 million shares in a public offering on July 8, 1999 and the planned repurchase of 1.92 million shares of stock owned by Shell Oil Company.

               On September 7, 1999, the Company filed a report on Form 8-K regarding its August 30, 1999 announcement of strategic goals for 2000.

               On September 30, 1999, the Company filed a report on Form 8-K regarding the September 14, 1999 sale of producing properties and the September 15, 1999 acquisition of Lehman Brothers Holdings, Inc.'s 50% interest in Spring Holding Company.

               On September 30, 1999, the Company filed a report on Form 8-K regarding the September 15, 1999 completion of the previously announced acquisition of Arkoma Basin properties from Ocean Energy with Lehman Brothers Holding, Inc.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: November 15, 1999           By           /s/ LOUIS G. BALDWIN
                                     -------------------------------------------
                                                   Louis G. Baldwin
                                               Executive Vice President
                                              and Chief Financial Officer
                                             (Principal Financial Officer)



                                 By            /s/ BENNIE G. KNIFFEN
                                     -------------------------------------------
                                                   Bennie G. Kniffen
                                         Senior Vice President and Controller
                                            (Principal Accounting Officer)