Form 10-K
period 1999-12-31
CROSS TIMBERS OIL CO
filed 2000-03-30
CIK 868809

                                     1999
================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 1999
                                            -----------------
                                      OR

        [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission File Number:  1-10662
                                                -------

                           Cross Timbers Oil Company
            (Exact name of registrant as specified in its charter)

          Delaware                    75-2347769        810 Houston Street, Suite 2000, Fort Worth, Texas     76102
 -----------------------------      ----------------    -------------------------------------------------   ----------
(State or other jurisdiction of    (I.R.S. Employer         (Address of principal executive offices)        (Zip Code)
incorporation or organization)     Identification No.)

       Registrant's telephone number, including area code (817) 870-2800
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

       Title of Each Class             Name of Each Exchange on Which Registered
---------------------------------      -----------------------------------------
  Common stock, $.01 par value,                 New York Stock Exchange
  including preferred stock
       purchase rights
Series A convertible preferred                  New York Stock Exchange
     stock, $.01 par value

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
Yes  X   No
   -----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

    Aggregate market value of the voting stock held by nonaffiliates of the Registrant as of March 1, 2000 was approximately $381 million

 Number of Shares of Common Stock outstanding as of March 1, 2000 - 48,139,999

                      DOCUMENTS INCORPORATED BY REFERENCE
                       (To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2000.

================================================================================

                           CROSS TIMBERS OIL COMPANY
                        1999 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

   Item                                                                                 Page
   ----                                                                                 ----
                                             Part I

1. and 2.      Business and Properties.................................................   1
     3.        Legal Proceedings.......................................................  16
     4.        Submission of Matters to a Vote of Security Holders.....................  16


                                             Part II
     5.        Market for Registrant's Common Equity and Related Stockholder Matters...  17
     6.        Selected Financial Data.................................................  18
     7.        Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.............................................  20
     7A.       Quantitative and Qualitative Disclosures about Market Risk..............  28
     8.        Financial Statements and Supplementary Data.............................  30
     9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................  30


                                             Part III

    10.        Directors and Executive Officers of the Registrant......................  30
    11.        Executive Compensation..................................................  30
    12.        Security Ownership of Certain Beneficial Owners and Management..........  30
    13.        Certain Relationships and Related Transactions..........................  30


                                             Part IV

    14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.........  31

                                    PART I

Items 1. and 2.  Business and Properties

General

     Cross Timbers Oil Company and its subsidiaries ("the Company") are engaged in the acquisition, development, exploitation and exploration of producing oil and gas properties, and in the production, processing, marketing and transportation of oil and natural gas. The Company has grown primarily through acquisitions of proved oil and gas reserves, followed by development and exploitation activities and strategic acquisitions of additional interests in or near such acquired properties. The Company's proved reserves are principally located in relatively long-lived fields with well-established production histories concentrated in western Oklahoma, the East Texas Basin, the Permian Basin of West Texas and New Mexico, the Arkoma Basin of Arkansas and Oklahoma, the Hugoton Field of Oklahoma and Kansas, the San Juan Basin of northwestern New Mexico, the Green River Basin of Wyoming and the Middle Ground Shoal Field of Alaska's Cook Inlet.

     The Company's estimated proved reserves at December 31, 1999 were 61.6 million barrels ("Bbls") of oil, 1.5 trillion cubic feet ("Tcf") of natural gas and 17.9 million Bbls of natural gas liquids, based on December 31, 1999 prices of $24.17 per Bbl for oil, $2.20 per thousand cubic feet ("Mcf") for gas and $13.83 per Bbl for natural gas liquids. Approximately 79% of December 31, 1999 proved reserves, computed on a gas energy equivalent ("Mcfe") basis, were proved developed reserves. Increased proved reserves during 1999 were primarily the result of predominantly gas-producing property acquisitions and development and exploitation activities, partially offset by production and property sales, including the sale of Hugoton Royalty Trust units. During 1999, the Company's daily average production was 14,006 Bbls of oil, 288,000 Mcf of gas and 3,631 Bbls of natural gas liquids. Fourth quarter 1999 daily average production was 13,238 Bbls of oil, 332,722 Mcf of gas and 4,382 Bbls of natural gas liquids.

     The Company's properties have relatively long reserve lives and highly predictable well production profiles. Based on December 31, 1999 proved reserves and projected 2000 production, the average reserve-to-production index of the Company's proved reserves is 13.6 years. In general, the Company's properties have extensive production histories and production enhancement opportunities. While the properties are geographically diversified, the major producing fields are concentrated within core areas, allowing for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. As of December 31, 1999, the Company owned interests in 7,209 gross (3,668.3 net) wells and operated wells representing 89% of the present value of cash flows before income taxes (discounted at 10%) from estimated proved reserves. The high proportion of operated properties allows the Company to control expenses, capital allocation and the timing of development and exploitation activities in its fields. This also allows the Company to reduce production costs on acquired properties.

     The Company has generated a substantial inventory of approximately 1,300 potential development drilling locations within its existing properties (of which 692 have been attributed proved undeveloped reserves), to support future net reserve additions. The Company's drilling plans are dependent upon product prices.

     The Company employs a disciplined acquisition program refined by senior management to augment its core properties and expand its reserve base. Its engineers and geologists use their expertise and experience gained through the management of existing core properties to target properties to be acquired with similar geological and reservoir characteristics.

     The Company operates gas gathering systems in Major County, Oklahoma, East Texas, the Arkoma Basin of Arkansas and Oklahoma and the Hugoton Field of Kansas and Oklahoma. The Company also operates a gas processing plant in the Hugoton Field. The Company's gas gathering and processing operations are only in areas where the Company has production and are considered activities which add value to the Company's natural gas production and sales operation.

     Most of the Company's production is sold at current market prices. The Company also markets its oil and gas, including sales of gas under forward sales contracts and use of futures contracts and other price risk management instruments to hedge pricing risks. See Part II, Item 7A. The Company markets its gas production and the gas output of its gathering and processing systems. A large portion of natural gas is processed and the resultant natural gas liquids are marketed by unaffiliated third parties.

History of the Company

     The Company was incorporated in Delaware in 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. Cross Timbers Oil Company completed its initial public offering of common stock in May 1993.

     During 1991, predecessors of the Company formed Cross Timbers Royalty Trust by conveying a 90% net profits interest in substantially all of the royalty and overriding royalty interests that the Company's predecessors then owned in Texas, New Mexico and Oklahoma, and a 75% net profits interests in seven nonoperated working interest properties in Texas and Oklahoma. Cross Timbers Royalty Trust units are listed on the New York Stock Exchange under the symbol "CRT." From 1996 to 1998, the Company purchased 1,360,000, or 22.7%, of the outstanding units. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding units. In June 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission ("Commission") to register the Company's 1,360,000 units for sale in a public offering. The filing of the registration statement was made in anticipation of improving commodity prices and related market conditions for oil and gas equities.

     In December 1998, the Company formed the Hugoton Royalty Trust by conveying an 80% net profits interest in principally gas-producing operated working interests in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40,000,000 units of beneficial interest. The Company sold 17,004,000 units in 1999. Hugoton Royalty Trust units are listed on the New York Stock Exchange under the symbol "HGT."

     The Company planned to form the Texas Permian Trust by conveying an 80% net profits interest in properties that are principally located in the Permian Basin of West Texas and southeast New Mexico and filed a registration statement with the Commission in August 1999 to sell 40% of the trust units. In January 2000, the Company announced that due to the depressed market for oil and gas equities it no longer planned to pursue the trust offering and would instead sell related properties representing approximately 40% of the total value of the planned trust. As of March 31, 2000, the Company will have sold properties in Texas and New Mexico for a total sales price of $68.3 million. The Company may proceed with the trust offering containing the remaining properties at a later date, depending on market conditions.

Current Operating Environment

     The oil and gas industry is affected by many factors that the Company generally cannot control. Crude oil prices are generally determined by global supply and demand. After sinking to a five-year low at the end of 1993, oil prices began a recovery and climbed to prices above $22 during fourth quarter 1996 and January 1997. Posted crude oil prices ranged from $17 to $20 during most of 1997, then declined to a $16 average in December 1997. Crude oil prices continued to decline throughout 1998, dropping to a West Texas Intermediate price of $8.00 per barrel in December 1998, the lowest level since 1978. After a weak first quarter, oil prices increased in 1999 because of production cuts by OPEC and other leading oil exporters, reduced inventories and anticipated increased demand. By November 1999, crude oil prices reached their highest levels since the 1990 Persian Gulf War and have remained at levels above $24 in first quarter 2000. Members of OPEC met on March 27, 2000 and agreed to increase production by 6.3%. Because of increased summer demand, increased production is not expected to substantially increase domestic inventories until fourth quarter 2000.

     Natural gas prices are influenced by North American supply and demand, which is often dependent upon weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Generally because of colder weather, storage concerns and U.S. economic growth, prices remained relatively high during most of 1996 and 1997, reaching their highest levels since 1985. Gas prices declined, however, in December 1997 and remained lower throughout 1998 and first quarter 1999, primarily because the winters of 1997-1998 and 1998-1999 were abnormally mild in the central and eastern U.S. Cooler spring weather and lower industry production levels strengthened gas prices in second quarter 1999. This trend continued into third quarter 1999 when the NYMEX gas price rose above $3.00 per Mmbtu. Natural gas prices have remained volatile during the winter of 1999-2000 as a third consecutive warm winter reduced seasonal heating demand. In spite of a warm winter, natural gas inventories are expected to be substantially lower at the end of the 2000 withdrawal season than in 1999. Lower inventories of approximately 1 Tcf, compared with 1.3 Tcf in March 1999, are attributable to lower domestic productive capacity. Lower production, reduced inventories and increasing summer demand are expected to result in volatile natural gas prices averaging higher than 1999 levels. At March 15, 2000, the average NYMEX price for the following 12 months was $2.97 per Mmbtu.

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

     The Company believes that the properties it acquires provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, workovers, behind-pipe completions, secondary recovery operations, new development wells and other development activities. The Company also seeks to acquire facilities related to gathering, processing, marketing and transporting oil and gas in areas where it owns reserves. Such facilities can enhance profitability, reduce gathering, processing, marketing and transportation costs, and provide marketing flexibility and access to additional markets. The Company's ability to successfully purchase properties is dependent upon, among other things, competition for such purchases and the availability of financing to supplement internally generated cash flow.

     Increasing Production and Reserves. A principal component of the Company's strategy is to increase production and reserves through aggressive management of operations and low-risk development. The Company believes that its principal properties possess geologic and reservoir characteristics that make them well suited for production increases through development and drilling programs. The Company has generated an inventory of approximately 1,300 potential drilling locations for this program. Additionally, the Company reviews operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying gathering and other surface facilities and conducting restimulations and recompletions. The Company may also initiate, upgrade or revise existing secondary recovery operations.

     Exploration Activities. During 2000, the Company plans to focus on exploration projects that are near currently owned productive fields and have the potential to add substantially to proved reserves and cash flow. The Company believes that it can prudently and successfully add growth potential through exploratory activities given improved technology, its experienced technical staff and its expanded base of operations. The Company has allocated approximately 5% of its $120 million 2000 development budget for exploration activities.

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

     Royalty Trusts. In December 1998, the Company created the Hugoton Royalty Trust and sold 42.5% of the trust to the public in April and May 1999. Sales of royalty trust units allow the Company to more efficiently capitalize its mature, lower growth properties. The Company's previously announced plans to create additional royalty trusts have been indefinitely postponed until the market for oil and gas equities improves.

     Business Goals. In August 1999, the Company announced strategic goals for 2000, including cash flow from operations of $4.00 per share, year-end proved reserves of 40 Mcfe per share and debt of 40 cents per Mcfe. These goals were based on NYMEX prices of $21 per Bbl of oil and $2.70 per Mcf of gas. For 1999, operating cash flow from operations before changes in operating assets and liabilities and exploration expense was $2.83 per share, while year-end proved reserves per share were 41 Mcfe and debt per Mcfe was $0.49. The Company plans to reduce debt with operating cash flow and proceeds from the sale of producing properties.

     The Company has budgeted $120 million for its 2000 development program, which is expected to be funded primarily by cash flow from operations. Exploration expenditures are expected to be approximately 5% of the 2000 budget. The total capital budget, including acquisitions, will be adjusted throughout 2000 depending on oil and gas prices to capitalize on opportunities offering the highest rates of return.

     In February 2000, the Board of Directors authorized the repurchase of 2.5 million shares of common stock, or approximately 5% of the Company's outstanding shares. These shares will be purchased from time to time in open market or negotiated transactions. As of March 27, 2000, 1.2 million shares remain to be purchased under this authorization.

Acquisitions

     During 1995, the Company acquired predominantly gas-producing properties for a total cost of $131 million, and a gas processing plant and gathering facility for $29 million. The Santa Fe Acquisition, the largest of these acquisitions, closed in August 1995 and consisted of mostly operated producing properties, a gas processing plant and gathering system in the Hugoton Field of Kansas and Oklahoma. The 1995 acquisitions increased proved reserves by approximately 3 million Bbls of oil and 171 billion cubic feet ("Bcf") of natural gas. The gas gathering plant and gathering system was sold in March 1996 and is being leased by the Company.

     During 1996, the Company acquired predominantly gas-producing properties for a total cost of $106 million. The Enserch Acquisition, the largest of these acquisitions, closed in July 1996 at a cost of $39.4 million and primarily consisted of operated interests in the Green River Basin of southwestern Wyoming. In November 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, at a cost of $12.5 million. In December 1996, the Company acquired primarily operated interests in gas-producing properties in the Ozona area of the Permian Basin of West Texas for $28.1 million. The Company sold these properties for $43 million in March 2000. From July through December 1996, the Company acquired 955,800 units, or 16% of the publicly traded outstanding units, of Cross Timbers Royalty Trust, at a total cost of $12.8 million. The 1996 acquisitions increased proved reserves by approximately 1.6 million Bbls of oil and 153.4 Bcf of natural gas.

     During 1997, the Company acquired predominantly gas-producing properties for a total cost of $256 million. The Amoco Acquisition, the largest of these acquisitions, closed in December 1997 at an adjusted purchase price of $195 million, including five-year warrants to purchase 944,284 shares of the Company's common stock at a price of $15.20 per share. This acquisition consisted primarily of operated properties in the San Juan Basin of New Mexico. In May 1997, the Company acquired primarily gas-producing properties in Oklahoma, Kansas and Texas for an adjusted purchase price of $39 million. The Company also acquired an additional 370,500 units, or 6%, of the Cross Timbers Royalty Trust units at a cost of $5.4 million. The 1997 acquisitions increased proved reserves by approximately 3.2 million Bbls of oil, 248 Bcf of natural gas and 13.9 million Bbls of natural gas liquids.

     During 1998, the Company acquired oil and gas-producing properties for a total cost of $340 million. The East Texas Basin Acquisition was the largest of these acquisitions. The purchase closed in April 1998 at a price of $245 million which was reduced to $215 million by a $30 million production payment sold to EEX Corporation. In September 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet in exchange for 1,921,850 shares of the Company's common stock along with certain price guarantees and a non-interest bearing note payable of $6 million, resulting in a total purchase price of $45 million. The Company also acquired primarily gas-producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for an estimated purchase price of $31 million. The 1998 acquisitions increased reserves by approximately 16.3 million Bbls of oil and 311.3 Bcf of natural gas.

     In 1999, the Company and Lehman Brothers Holdings, Inc. ("Lehman") acquired the common stock of Spring Holding Company ("Spring"), a private oil and gas company, for a combination of cash and Cross Timbers' common stock totaling $85 million. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. In September 1999 the Company exercised its option to acquire Lehman's 50% interest in Spring for $44.3 million. This acquisition includes oil and gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $235 million. After purchase accounting adjustments and other costs, the cost of the properties was $253 million. The Company also acquired, with Lehman as 50% owner, Arkoma Basin properties from affiliates of Ocean Energy, Inc. for $231 million. The Company plans to exercise its option to acquire Lehman's interest in the Ocean Energy Acquisition on March 31, 2000 for $111 million. The 1999 acquisitions, including Lehman's 50% interest in the Spring and Ocean Energy acquisitions, increased reserves by approximately 2.8 million Bbls of oil and 494.7 Bcf of natural gas.

     Many of the properties acquired from 1995 through 1998 in Kansas, Oklahoma and Wyoming are subject to the 80% net profits interest conveyed to Hugoton Royalty Trust. The Company sold 42.5% of its Hugoton Royalty Trust units in April and May 1999.

Significant Properties

     The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by the Company's major operating areas at December 31, 1999 (in thousands):

                                                    Proved Reserves
                                           -----------------------------------           Discounted
                                                                   Natural Gas          Present Value
                                               Oil        Gas       Liquids         before Income Tax of
                                             (Bbls)      (Mcf)       (Bbls)            Proved Reserves
                                           ----------  ---------   -----------     ----------------------
     Permian Basin....................         38,738     99,681           -       $   393,602      22.3%
     Arkoma Basin (a).................              4    433,083           -           346,064      19.6%
     East Texas.......................          2,575    401,617           -           337,434      19.1%
     Hugoton Royalty Trust (b)........          2,819    333,503           -           269,754      15.3%
     San Juan Basin...................          1,315    259,031        17,902         257,426      14.6%
     Alaska Cook Inlet................         14,001          -           -           126,309       7.1%
     Cross Timbers Royalty Trust (c)..          1,788     12,751           -            24,936       1.4%
     Other............................            363      5,957           -            10,411       0.6%
                                           ----------  ---------   -----------     ----------------------
     Total............................         61,603  1,545,623        17,902     $ 1,765,936     100.0%
                                           ==========  =========   ===========     ======================

     (a) Includes 1,700 Bbls of oil and 111,814,000 Mcf of gas and discounted present value before income tax of $91,127,000 related to a 50% minority interest in the Ocean Energy Acquisition at December 31, 1999. The Company plans to purchase the 50% minority interest on March 31, 2000.

     (b) Includes 1,964,000 Bbls of oil and 232,429,000 Mcf of gas and discounted present value before income tax of $188,001,000 related to the Company's ownership of approximately 57% of Hugoton Royalty Trust units at December 31, 1999.

     (c) Includes 783,000 Bbls of oil and 8,162,000 Mcf of gas and discounted present value before income tax of $13,742,000 related to the Company's ownership of approximately 22% of Cross Timbers Royalty Trust units at December 31, 1999.

Permian Basin Area

     Prentice Field. The Prentice Field is located in Terry and Yoakum Counties, Texas. In 1993 and 1994, the Company acquired its 91.5% working interest in the 178-well Prentice Northeast Unit in four separate transactions, resulting in the Company's assumption of operations of the unit effective March 1, 1994. The Company also owns an interest in 81 gross (2.0 net) nonoperated wells.

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

     During 1999, the Company drilled 8 gross (7.3 net) vertical wells and 1 gross (0.91 net) horizontal sidetrack in the Prentice Northeast Unit. At the end of 1999, four vertical wells were still being completed. During 2000, the Company may drill as many as 10 wells in this field.

     Ozona Area. The Company acquired interests in 1996 in the Henderson, Ozona, and Davidson Ranch fields located in Crockett County, Texas. The Company has interests in 125 gross (72.7 net) wells that it operates and 140 gross (28.5 net) wells operated by others. Most of these interests were sold in March 2000.

     University Block 9. The University Block 9 Field is located in Andrews County, Texas and was discovered in 1953. The Company owns interests in 60 gross (58.0 net) wells that it operates. Productive zones are of Wolfcamp, Pennsylvanian and Devonian age at 8,400, 8,700 and 10,400 feet, respectively. Development potential includes proper wellbore utilization, recompletions, infill drilling and improvement of waterflood efficiency.

     This field was the Company's most active oil development area during 1999, where the Company drilled six wells, including three horizontal sidetrack wells. The Company also recompleted seven Devonian wells into the Pennsylvanian horizon. During 2000, the Company plans to drill up to 17 wells and to perform six recompletions.

Arkoma Basin Area

     During 1999, the Company acquired interests in approximately 2,500 wells and a gas gathering system in the Arkoma Basin of Arkansas and Oklahoma. The Arkoma Basin, discovered in the 1920's, stretches from central Arkansas into eastern Oklahoma and is known for shallow production decline rates, multiple formations and complex geology. With these acquisitions, the Company controls 40% of Arkansas production from the Arkoma Basin.

     The acquired properties can be separated into three distinct areas, which are the Oklahoma Cromwell/Atoka trend, the Arkansas Fairway trend and the Arkansas Overthrust trend. The Oklahoma Cromwell/Atoka trend of eastern Oklahoma was originally developed in the 1970's targeting the Cromwell Sands and Atoka formations. The Arkansas Fairway trend is comprised of multiple sandstones at depths ranging from 2,500 to 7,500 feet in the Atoka and Morrow intervals. The Arkansas Overthrust trend is characterized by extremely complex geology and will require an ongoing process to develop the best exploitation opportunities.

     In the latter half of 1999, the Company drilled 14 wells (10 operated), completed 10 workovers and drilled a successful exploration well on the Fort Chaffe Prospect. The Company has identified 150 well locations and over 200 workover opportunities. The Company plans to drill 45 wells and perform 75 workovers in the Arkoma Basin during 2000.

East Texas Area

     The Company acquired most of its producing properties in the East Texas area in April 1998. These properties are located in East Texas and northwestern Louisiana and produce primarily from the Travis Peak, Cotton Valley and Rodessa formations between 7,000 feet and 12,000 feet in eight major fields. Oil and gas were first discovered in the East Texas area in the 1930's. The Company owns an interest in 618 gross (594 net) wells which it operates and 39 gross (4.4 net) wells operated by others. The Company also owns the related gathering facilities.

     During 1999, the East Texas area was the Company's most active gas development area, where 31 gross (30.1 net) gas wells were drilled and 100 workovers were performed. The formations targeted were the Travis Peak, Cotton Valley and Bossier. The Company plans to continue to extensively develop this area, including drilling approximately 40 wells in 2000.

Hugoton Royalty Trust

     A substantial portion of properties in the Mid-Continent area, the Hugoton area and the Green River Basin of the Rocky Mountain area are subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust as of December 1998. The Company sold 42.5% of its Hugoton Royalty Trust units in April and May 1999.

     Mid-Continent Area

     The Company is one of the largest producers in the Ringwood, Northwest Okeene and Cheyenne Valley fields in Major County, Oklahoma. The Company operates 458 gross (400.9 net) wells and has an interest in 112 gross (31.3 net) wells operated by others.

     Oil and gas were first discovered in the Major County area in 1945. The fields in the Major County area are located in the Anadarko Basin and are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

     The Company develops the Major County area primarily through mechanical improvements, restimulations, recompletions to shallower zones and development drilling. During 1999, the Company participated in the drilling of

8 gross (6.1 net) wells in the northwestern portion of the County, targeting the Chester, Inola, Oswego and Red Fork formations. The Company has budgeted 13 drill wells in Major County for 2000.

     The Company operates a gathering system and pipeline in the Major County area. The gathering system collects gas from over 400 wells through 300 miles of pipeline in the Major County area. The gathering system has current throughput of approximately 20,000 Mcf per day, 70% of which is produced from Company-operated wells. Estimated capacity of the gathering system is 40,000 Mcf per day. Gas is delivered to a processing plant owned and operated by a third party, and then transmitted by a 26-mile Company-operated pipeline to connections with other pipelines.

     Hugoton Area

     The Hugoton Field, discovered in 1922, covers parts of Texas, Oklahoma and Kansas and is the largest gas field in North America. It is estimated that five million productive acres exist in the entire field. The Company owns an interest in 380 gross (356.5 net) wells that it operates and 76 gross (18.1 net) wells operated by others.

     Approximately 70% of the Company's Hugoton gas production is delivered to the Tyrone Plant, a gas processing plant operated by the Company. In May 1996, the Company completed the installation of a field compressor on the south end of the Tyrone gathering system. The Company also completed the installation and start-up of a residue compressor and 11.5 miles of high pressure residue pipeline during August 1996. The installation of these facilities allows the Company to operate the Tyrone Plant more efficiently and allows access to three additional interstate pipelines. During 1998, the Company completed the acquisition of approximately 70 miles of low pressure gathering lines, increasing production by 3,500 Mcf per day. During 1999, the Company installed three lateral compressors that lowered the wellhead pressure in various areas of the field.

     While much of the Kansas portion of the Hugoton Field has been infill drilled on 320-acre spacing, the Company believes that there are up to 35 additional potential infill drilling locations. In June 1999, Oklahoma regulations were amended to allow increased drilling density in the Oklahoma portion which was previously drilled on 640-acre spacing. The Company believes it has approximately 200 potential infill drilling locations in Oklahoma.

     During 1999, the Company drilled 5 gross (4.0 net) wells to the Chester, Council Grove and Oswego formations. The Company plans to drill three wells during 2000.

     Green River Basin

     The Green River Basin is located in southwestern Wyoming. The Company has interests in 175 gross (170.5 net) wells that it operates and 47 gross (5.2 net) wells operated by others in the Fontenelle field.

     Gas production began in the Fontenelle area in the early 1970's. The producing reservoirs are the Cretaceous Frontier and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. Development potential for the fields in this area include deepening and opening new producing zones in existing wells, drilling new wells and adding compression to lower line pressures.

     During 1999, the Company drilled seven gross (6.9 net) wells in the Fontenelle Unit and plans to drill five wells during 2000. In 1997, the Company installed additional field compression to lower overall field operating pressures and to improve overall field performance. The Company also completed an interconnect to another pipeline in the southeastern part of the Fontenelle Field that added an additional market for the gas.

San Juan Basin Area

     The San Juan Basin of northwestern New Mexico and southwestern Colorado contains the largest reserves of natural gas in the Rocky Mountains and, within North America, is second in size only to the Hugoton Field. The Company acquired most of its interests in the San Juan Basin in December 1997 from a subsidiary of Amoco Corporation. The Company owns an interest in 653 gross (521.8 net) wells that it operates and 338 gross (89.1 net) wells operated by others. Of these wells, 77 gross (67.2 net) operated wells and 4 gross (0.2 net) nonoperated wells are dual completions.

     During 1999, the Company participated in the drilling of 19 gross (15.8 net) wells, completed 31 workovers and installed over 74 wellhead compressors. During 2000, the Company plans to drill 42 wells and perform 30 workovers. The Company also plans to continue to install wellhead compressors at approximately the same level as 1999.

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

     Oil was discovered in the Cook Inlet in 1966.   Production from the 29
operated wells is primarily from multiple zones within the Miocene-Oligocene-aged Tyonek formation between 7,300 feet and 10,000 feet subsea.

     Six workovers were performed in 1999 and drilling rigs on both platforms were refurbished in preparation for continued development in 2000. The Company also conducted engineering and geologic studies of the Cook Inlet during 1999 and plans to drill three wells in 2000.

Reserves

     The following are definitions adopted by the Commission and the Financial Accounting Standards Board which are applicable to terms used in the following discussion of oil and natural gas reserves:

     Proved reserves- Estimated quantities of crude oil, natural gas and natural gas liquids which, upon analysis of geologic and engineering data, appear with reasonable certainty to be recoverable in the future from known oil and gas reservoirs under existing economic and operating conditions.

     Proved developed reserves- Proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

     Proved undeveloped reserves- Proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required.

     Estimated future net revenues- Also referred to herein as "estimated future net cash flows." Computational result of applying current prices of oil and gas (with consideration of price changes only to the extent provided by existing contractual arrangements) to estimated future production from proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves.

     Present value of estimated future net cash flows- Also referred to herein as "standardized measure of discounted future net cash flows" or "standardized measure." Computational result of discounting estimated future net revenues at a rate of 10% annually.

     The following are estimated quantities of proved reserves and cash flows therefrom as of December 31, 1999, 1998 and 1997:

                                                  December 31
                                       ----------------------------------
                                          1999        1998        1997
                                       ----------  ----------  ----------
                                                  (in thousands)
Proved developed:
  Oil (Bbls).........................      48,010      42,876      33,835
  Gas (Mcf)..........................   1,225,014     968,495     677,710
  Natural gas liquids (Bbls).........      13,781      14,000      11,494
Proved undeveloped:
  Oil (Bbls).........................      13,593      11,634      14,019
  Gas (Mcf)..........................     320,609     240,729     138,065
  Natural gas liquids (Bbls).........       4,121       3,174       2,316
Total proved:
  Oil (Bbls).........................      61,603      54,510      47,854
  Gas (Mcf)..........................   1,545,623   1,209,224     815,775
  Natural gas liquids (Bbls).........      17,902      17,174      13,810
Estimated future net cash flows:
  Before income tax..................  $3,269,443  $1,677,426  $1,484,542
  After income tax...................  $2,550,551  $1,446,177  $1,193,167
Present value of estimated future
 net cash flows, discounted at 10%:
  Before income tax..................  $1,765,936  $  908,606  $  782,322
  After income tax...................  $1,396,940  $  808,403  $  642,109

     Miller and Lents, Ltd. ("Miller and Lents"), an independent petroleum engineering firm, prepared the estimates of the Company's proved reserves and the future net cash flow (and present value thereof) attributable to proved reserves at December 31, 1999, 1998 and 1997. As prescribed by the Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. See
Note 19 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

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

     During 1999, the Company filed estimates of oil and gas reserves as of December 31, 1998 with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported for the year ended December 31, 1998 in Note 19 to Consolidated Financial Statements, with the exception that Form EIA-23 includes only reserves from properties operated by the Company.

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

Producing Wells

     The following table summarizes the Company's producing wells as of December 31, 1999, all of which are located in the United States:

                 Operated Wells           Nonoperated Wells            Total (a)
           ------------------------   ------------------------  ------------------------
              Gross         Net          Gross         Net         Gross         Net
           -----------  -----------   -----------  -----------  -----------  -----------
  Oil....          550        507.0         1,904        155.2        2,454        662.2
  Gas....        3,254      2,695.6         1,501        310.5        4,755      3,006.1
           -----------  -----------   -----------  -----------  -----------  -----------
  Total..        3,804      3,202.6         3,405        465.7        7,209      3,668.3
           ===========  ===========   ===========  ===========  ===========  ===========

  (a) One gross (0.5 net) oil wells and 334 gross (200.1 net) gas wells are dual completions.


Drilling Activity

     The following table summarizes the number of development wells drilled by the Company during the years indicated. As of December 31, 1999, the Company was in the process of drilling 37 gross (22.2 net) wells.

                                       Year Ended December 31
                              ----------------------------------------
                                  1999          1998          1997
                              ------------  ------------  ------------
                              Gross   Net   Gross   Net   Gross   Net
                              -----  -----  -----  -----  -----  -----
Development wells:
 Completed as-
  Oil wells.................     18    6.7     53   14.1     82   53.4
  Gas wells.................    128   91.2    139   63.4    119   85.9
 Non-productive.............      7    3.5      1      -      5    3.2
                                ---  -----   ----   ----    ---  -----
 Total......................    153  101.4    193   77.5    206  142.5
                                ---  -----   ----   ----    ---  -----


Exploratory wells:
 Completed as-
  Gas wells.................      1    1.0      3    3.0      2    0.6
 Non-productive.............      -      -      2    1.0      1    0.1
                                ---  -----   ----   ----    ---  -----
 Total......................      1    1.0      5    4.0      3    0.7
                                ---  -----   ----   ----    ---  -----
Total (a)...................    154  102.4    198   81.5    209  143.2
                                ===  =====   ====   ====    ===  =====

  (a) Included in totals are 44 gross (4.1 net) wells in 1999, 118 gross (14.6 net) in 1998 and 57 gross (6.9 net) wells in 1997 drilled on nonoperated interests.

Acreage

     The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 1999. Excluded from this summary is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

                  Developed (a)(b)       Undeveloped
                 ------------------  -------------------
                   Gross      Net      Gross       Net
                 ---------  -------  ---------   -------
   Arkansas....    517,680  224,338     20,495    15,678
   Oklahoma....    464,817  324,846     12,824     5,529
   Texas.......    221,078  137,466     37,427    22,455
   New Mexico..    206,345  149,215      2,447       869
   Kansas......     66,670   58,169        -         -
   Wyoming.....     54,974   35,090      2,211     1,531
   Other.......     41,658   23,203      9,840     6,964
                 ---------  -------  ---------   -------
   Total (c)...  1,573,222  952,327     85,244    53,026
                 =========  =======  =========   =======

   (a)  Developed acres are acres spaced or assignable to productive wells.

   (b) Certain leasehold acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Cross Timbers Royalty Trust, and in Oklahoma, Kansas and Wyoming is subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust.

   (c) Includes developed and undeveloped acreage in Arkansas and Oklahoma related to a 50% minority interest in the Ocean Energy Acquisition at December 31, 1999. The Company plans to acquire the 50% minority interest on March 31, 2000.

Oil and Gas Sales Prices and Production Costs

     The following table shows the average sales prices per Bbl of oil (including condensate), Mcf of gas and per Bbl of natural gas liquids produced and the production costs and taxes, transportation and other per thousand cubic feet of gas equivalent ("Mcfe," computed on an energy equivalent basis of six Mcf to one Bbl):

                                                Year Ended December 31
                                                ----------------------
                                                 1999    1998    1997
                                                ------  ------  ------
    Sales prices:
      Oil (per Bbl)...........................  $16.94  $12.21  $18.90
      Gas (per Mcf)...........................  $ 2.13  $ 2.07  $ 2.20
      Natural gas liquids (per Bbl)...........  $11.80  $ 7.62  $ 9.66

    Production costs per Mcfe.................  $ 0.53  $ 0.53  $ 0.59
    Taxes, transportation and other per Mcfe..  $ 0.23  $ 0.25  $ 0.22

Delivery Commitments

     The Company contracted to sell to a single purchaser approximately 11,650 Mcf of gas per day through May 2000 and 21,650 Mcf of gas per day from June 2000 through July 2005. Deliveries under this contract are generally in Oklahoma.

     The Company has committed to sell all gas production from certain properties in the East Texas Basin Acquisition to EEX Corporation at market prices through the earlier of December 31, 2001, or until a total of approximately 34.3 Bcf (27.8 Bcf net to the Company's interest) of gas has been delivered. Based on current production, this sales commitment is approximately 24,700 Mcf (20,000 Mcf net to the Company's interest) per day.

     Under the terms of its amended purchase and sale agreement with affiliates of Shell Oil Company ("Shell") for the Cook Inlet Acquisition, the Company has committed to sell to Shell the following minimum daily natural gas volumes:
40,000 Mcf in 2000, 37,500 Mcf in 2001, 36,500 Mcf in 2002 and 35,000 Mcf in
2003. Delivery of 20,000 Mcf per day of committed sales volumes is in the San Juan Basin, and delivery of the remaining volumes is in the East Texas Basin.

     As a part of the Ocean Energy Acquisition, the Company assumed a commitment to sell 6,800 Mcf of gas per day through April 2003 at a price of $0.53 per Mcf. Delivery of the committed sales volumes is in Arkansas.

     The Company's production and reserves are adequate to meet the above sales commitments.

Competition and Markets

     The Company faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of its competitors have substantially larger financial and other resources. Factors that affect the Company's ability to acquire producing properties include available funds, available information about the property and the Company's standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gas gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the long-lived, high margin nature of the Company's oil and gas reserves and management's experience and expertise in exploiting these reserves, management believes that it is effective in competing in the market.

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

     Decreases in oil and gas prices have had and could have in the future an adverse effect on the Company's acquisition and development programs, proved reserves, revenues, profitability, cash flow and dividends. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "General - Product Prices."

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

Federal Regulation of Natural Gas

     The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission ("FERC"). The Company's gathering systems and 26-mile pipeline in Major County, Oklahoma have been declared exempt from FERC jurisdiction. Other gathering systems of the Company are not subject to regulation. Federal wellhead price controls on all domestic gas were terminated on January 1, 1993. The Company cannot predict the impact of government regulation on any natural gas facilities.

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

Federal Regulation of Oil

     Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. A significant part of the Company's oil production is transported by pipeline. The Energy Policy Act of 1992 required FERC to adopt a simplified ratemaking methodology for interstate oil pipelines. In 1993 and 1994, FERC issued Orders Nos. 561 and 561-A, adopting rules that establish new rate methods for such pipelines. Under the new rules, effective January 1, 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances. The United States Court of Appeals upheld FERC's orders in 1996. These rules have had little, if any, effect on the Company with respect to the cost of moving oil to market.

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

     The Company may become a party to agreements relating to the construction or operations of pipeline systems for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the state's administrative authority charged with regulating pipelines. The rates that can be charged for gas, the transportation of gas, and the construction and operation of such pipelines would be subject to the regulations governing such matters. Certain states have recently adopted regulations with respect to gathering systems, and other states are considering regulations with respect to gathering systems. New regulations passed have not had a material effect on the operations of the Company's gathering systems, but the Company cannot predict whether any further rules will be adopted or, if adopted, the effect these rules may have on its gathering systems.

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

Employees

     The Company had 600 employees as of December 31, 1999. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Executive Officers of the Company

     The executive officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

     Bob R. Simpson, 51, was a co-founder of the Company with Mr. Palko and has been Chairman and Chief Executive Officer of the Company since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

     Steffen E. Palko, 49, was a co-founder of the Company with Mr. Simpson and has been Vice Chairman and President or held similar positions with the Company since 1986. Mr. Palko was Vice President - Reservoir Engineering (1984-1986) and Manager of Reservoir Engineering (1982-1984) of Southland Royalty Company.

     Louis G. Baldwin, 50, has been Executive Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

     Keith A. Hutton, 41, has been Executive Vice President - Operations or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

     Vaughn O. Vennerberg, II, 45, has been Executive Vice President - Administration or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was Land Manager with Hutton Gas Operating Company (1986-1987).

     Bennie G. Kniffen, 49, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

     Larry B. McDonald, 53, has been Senior Vice President - Operations or held similar positions with the Company since 1990. Prior to that time, Mr. McDonald owned and operated McDonald Energy, Inc. (1986-1990).

     Timothy L. Petrus, 45, has been Senior Vice President - Acquisitions or held similar positions with the Company since 1988. Prior to that time, Mr. Petrus was a Vice President with Texas American Bank (1980-1988) and was a Senior Project Engineer with Exxon (1976-1980).

     Kenneth F. Staab, 43, has been Senior Vice President - Engineering or held similar positions with the Company since 1986. Prior to that time, Mr. Staab was a Reservoir Engineer with Southland Royalty Company (1982-1986).

     Thomas L. Vaughn, 53, has been Senior Vice President - Operations or held similar positions with the Company since 1988. From 1986 to 1988, Mr. Vaughn owned and operated Vista Operating Company.

Item 3.  Legal Proceedings

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arms-length transactions, which actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties, or if charged by affiliates, are comparable to fees charged by other third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. After its review, the Department of Justice decided in April 1999 not to intervene, and the court unsealed the case in May 1999. A federal multi-district litigation panel has ordered that the lawsuits filed by Grynberg against the Company and other companies be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants have filed a motion to dismiss the lawsuit. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted for a vote of security holders during the fourth quarter of 1999.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "XTO." The following table sets forth quarterly high and low sales prices and cash dividends declared for each quarter of 1999 and 1998 (as adjusted for the three-for-two stock split effected on February 25, 1998):

                              High        Low       Dividend
                            --------    -------     --------
     1999
     First Quarter...       $  9.063    $ 4.563       $.01
     Second Quarter..         14.875      6.750        .01
     Third Quarter...         15.125     11.000        .01
     Fourth Quarter..         13.313      8.188        .01

     1998
     First Quarter...       $ 21.125  $  14.672       $.04
     Second Quarter..         20.875     16.375        .04
     Third Quarter...         19.313     11.375        .04
     Fourth Quarter..         16.813      5.063        .04

     The determination of the amount of future dividends, if any, to be declared and paid is in the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of its capital expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Board of Directors deems relevant. Furthermore, the Company's revolving credit agreement with banks restricts the amount of dividends to 25% of cash flow from operations, as defined, for the latest four consecutive quarterly periods. The Company's 9 1/4% and 8 3/4% senior subordinated notes also place certain restrictions on distributions to common shareholders, including dividend payments.

     On February 15, 2000, the Board of Directors declared a quarterly dividend of $.01 per share payable on April 14, 2000 to shareholders of record on March 31, 2000. On March 1, 2000, the Company had 622 shareholders of record.

     On July 1, 1999, the Company issued 4,000,000 shares of common stock at its fair value of $45,700,000 to the stockholders of Spring Holding Company in exchange for a 50% interest in Spring Holding Company and for cash proceeds of $3.2 million. See Note 13 of Consolidated Financial Statements. The sale of the common stock was deemed to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On September 15, 1999, the Company issued from treasury 4,555,756 shares of its common stock to Whitewine Holding Company ("Whitewine") at its fair value of $63,211,000 as part of its contribution for its 50% interest in Whitewine. See
Note 14 of Consolidated Financial Statements. The sale of the common stock was deemed to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

     On July 2, 1999, a senior officer exercised options to purchase 73,684 Hugoton Royalty Trust units from the Company pursuant to the 1998 Royalty Trust Option Plan. The officer exchanged 48,755 shares of Company common stock with a fair value of $700,000 for the units. The issuance of the units to the officer was deemed to be exempt from the registration requirements of the Securities Act, pursuant to Section 4(2) of the Securities Act, as a transaction by an issuer not involving a public offering.

Item 6.  Selected Financial Data

     The following table shows selected financial information for the five years ended December 31, 1999. Significant producing property acquisitions in each of the years presented affect the comparability of year-to-year financial and operating data. All weighted average shares and per share data have been adjusted for the three-for-two stock splits effected in March 1997 and February 1998. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at Item 14(a).

                                                    1999           1998           1997        1996         1995
                                                 ----------     ----------     ----------   ---------   ---------
                                                   (in thousands except production, per share and per unit data)
Consolidated Statement of Operations Data
Revenues:
 Oil and condensate............................  $   86,604     $   56,164     $   75,223   $  75,013   $  60,349
 Gas and natural gas liquids...................     239,056        182,587        110,104      73,402      40,543
 Gas gathering, processing and marketing.......      10,644          9,438          9,851      12,032       7,091
 Other.........................................       4,991          1,297          3,094         888       3,362
                                                 ----------     ----------     ----------   ---------   ---------
 Total Revenues................................  $  341,295     $  249,486     $  198,272   $ 161,335   $ 111,345
                                                 ==========     ==========     ==========   =========   =========

Earnings (loss) available to common stock......  $   44,964(a)  $  (71,498)(b) $   23,905   $  19,790   $ (10,538)(c)
                                                 ==========     ==========     ==========   =========   =========
Per common share
 Basic.........................................  $     0.96     $    (1.65)    $     0.60   $    0.50   $   (0.28)
                                                 ==========     ==========     ==========   =========   =========
 Diluted.......................................  $     0.95     $    (1.65)    $     0.59   $    0.48   $   (0.28)
                                                 ==========     ==========     ==========   =========   =========

   Weighted average common shares outstanding..      46,818         43,396         39,773      39,913      38,072
                                                 ==========     ==========     ==========   =========   =========

Dividends declared per common share............  $     0.04     $     0.16     $     0.15   $    0.13   $    0.13
                                                 ==========     ==========     ==========   =========   =========

Consolidated Statement of Cash Flows Data
Cash provided (used) by:
 Operating activities..........................  $  133,301     $  (53,876)    $   95,918   $  59,694   $  32,938
 Investing activities..........................  $ (156,370)    $ (376,564)    $ (309,234)  $(124,871)  $(160,416)
 Financing activities..........................  $   16,470     $  438,957     $  213,195   $  66,902   $ 121,852

Consolidated Balance Sheet Data                                  (Restated)(d)
Property and equipment, net....................  $1,339,080     $1,050,422     $  723,836   $ 450,561   $ 364,474
Total assets...................................  $1,477,081     $1,207,005     $  788,455   $ 523,070   $ 402,675
Long-term debt.................................  $  991,100     $  920,411     $  539,000   $ 314,757   $ 238,475
Stockholders' equity...........................  $  277,817     $  201,474     $  170,243   $ 142,668   $ 130,700

Operating Data
Average daily production:
 Oil (Bbls)....................................      14,006         12,598         10,905       9,584       9,677
 Gas (Mcf).....................................     288,000        229,717        135,855     101,845      78,408
 Natural gas liquids (Bbls)....................       3,631          3,347            220          -           -
 Mcfe..........................................     393,826        325,390        202,609     159,349     136,470

Average sales price:
 Oil (per Bbl).................................      $16.94         $12.21         $18.90      $21.38      $17.09
 Gas (per Mcf).................................       $2.13          $2.07          $2.20       $1.97       $1.42
 Natural gas liquids (per Bbl).................      $11.80          $7.62          $9.66          -           -

Production expense (per Mcfe)..................       $0.53          $0.53          $0.59       $0.67       $0.71
Taxes, transportation and other (per Mcfe).....       $0.23          $0.25          $0.22       $0.20       $0.17

Proved reserves:
 Oil (Bbls)....................................      61,603         54,510         47,854      42,440      39,988
 Gas (Mcf).....................................   1,545,623      1,209,224        815,775     540,538     358,070
 Natural gas liquids (Bbls)....................      17,902         17,174         13,810          -           -
 Mcfe..........................................   2,022,653      1,639,331      1,185,759     795,178     597,998

Other Data
Operating cash flow (e)........................  $  132,683     $   78,480     $   89,979   $  68,263   $  40,439
Ratio of earnings to fixed charges (f).........         1.9          - (g)            2.1         2.6       - (h)

  (a) Includes effect of a $40.6 million pre-tax gain on sale of Hugoton Royalty Trust units.

  (b) Includes effect of a $93.7 million pre-tax net loss on investment in equity securities and a $2 million pre-tax, non-cash impairment charge.

  (c) Includes effect of a $20.3 million pre-tax, non-cash impairment charge recorded upon adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

  (d) Reflects restatement for a change in accounting for the acquisition of oil-producing properties in the Cook Inlet of Alaska from affiliates of Shell Oil Company. See Note 17 to Consolidated Financial Statements.

  (e) Defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense. Because of exclusion of changes in operating assets and liabilities and exploration expense, this cash flow statistic is different from cash provided (used) by operating activities, as is disclosed under generally accepted accounting principles.

  (f) For purposes of calculating this ratio, earnings include income (loss) from continuing operations before income tax and fixed charges. Fixed charges include interest costs, the portion of rentals (calculated as one-third) considered to be representative of the interest factor and preferred stock dividends.

  (g) Fixed charges exceeded earnings by $108.4 million. Excluding the effect of items in (b) above, fixed charges exceeded earnings by $19 million.

  (h) Fixed charges exceeded earnings by $16.4 million. Excluding the effect of the charge in (c) above, the ratio of earnings to fixed charges is 1.3.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following discussion and analysis should be read in conjunction with Item 6, "Selected Financial Data" and the Company's consolidated financial statements at Item 14 (a).

General

     The following events affect the comparability of results of operations and financial condition for the years ended December 31, 1999, 1998 and 1997, and may impact future operations and financial condition. Throughout this discussion, the term "Mcfe" refers to thousands of cubic feet of gas equivalent quantities produced for the indicated period, with oil and natural gas liquid quantities converted to Mcf on an energy equivalent ratio of one barrel to six Mcf.

Three-for-Two Stock Splits. The Company effected a three-for-two stock split on March 19, 1997 and on February 25, 1998. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect both stock splits.

1999 Acquisitions. During 1999, the company acquired predominantly gas-producing properties at a total cost of $510 million primarily funded by a combination of bank borrowings, proceeds from a public offering of common stock and the issuance of common stock. The acquisitions include:

  - Spring Holding Company Acquisition. In July 1999, the Company and Lehman Brothers Holdings, Inc. ("Lehman") each acquired 50% of the common stock of Spring Holding Company for a combination of cash and the Company's common stock totaling $85 million. In September 1999, the Company exercised its option to acquire Lehman's 50% interest in Spring for $44.3 million. The acquisition includes gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $237 million. After purchase accounting adjustments and other costs, the cost of the properties was $253 million.

  - Ocean Energy Acquisition. In September 1999, the Company and Lehman acquired Arkoma Basin gas properties for $231 million. Lehman contributed $100 million in cash and the Company contributed $100 million in securities, including its common stock, to a jointly owned company. The acquisition was funded with cash of $100 million and bank borrowings of $131 million. The Company intends to acquire Lehman's interest in this acquisition on March 31, 2000 for $111 million.

Hugoton Royalty Trust Sale. In April and May 1999, the Company sold 17,004,000 units, or 42.5%, of Hugoton Royalty Trust in its initial public offering. The Company created Hugoton Royalty Trust in December 1998 by conveying 80% net profits interests in producing properties in Kansas, Oklahoma and Wyoming.
Total proceeds from this sale were $148.6 million, which were used to reduce bank debt. Total gain on sale, including the sale of units pursuant to exercise of royalty trust options, was $40.6 million before income tax.

Other 1999 Dispositions. In May and June 1999, the Company sold primarily nonoperated gas-producing properties in New Mexico for $44.9 million. In September 1999, the Company sold primarily nonoperated oil and gas-producing properties in Oklahoma, Texas, New Mexico and Wyoming for $63.5 million, including sales of $22.5 million of properties acquired in the Spring Holding Company Acquisition.

1998 Acquisitions. During 1998, the Company acquired oil and gas-producing properties at a total cost of $340 million, including:

  - East Texas Basin Acquisition. The Company acquired these primarily gas-producing properties at a purchase price of $245 million, later reduced to $215 million by a $30 million production payment sold to EEX Corporation. This acquisition closed in April 1998 and was funded by bank debt, partially repaid from proceeds of the 1998 Common Stock Offering.

  - Cook Inlet Acquisition. In September 1998, the Company acquired these oil-producing properties in exchange for 1,921,850 shares of the Company's common stock along with certain price guarantees and a non-interest bearing note payable of $6 million, resulting in a purchase price of $45 million.

  - Seagull Acquisition. This acquisition includes primarily gas-producing properties in northwest Oklahoma and the San Juan Basin of New Mexico. The Company acquired these properties in November 1998 for an estimated purchase price of $31 million, funded by bank borrowings.

1997 Acquisitions. During 1997, the Company acquired predominantly gas-producing properties at a total cost of $256 million, funded primarily by bank borrowings and cash flow from operations. The acquisitions include:

  - Amoco Acquisition. The Company purchased these properties in the San Juan Basin of New Mexico in December 1997 for an adjusted purchase price of $195 million. This purchase price includes $5.7 million for five-year warrants to purchase 944,284 shares of the Company's common stock at $15.20 per share.

  - Burlington Resources Acquisition. The Company purchased these properties in Oklahoma, Kansas and Texas for an adjusted purchase price of $39 million in May 1997.

  - 6% of the publicly traded outstanding units in Cross Timbers Royalty Trust, at a cost of $5.4 million.

1999, 1998 and 1997 Development and Exploration Programs. Oil development was concentrated in the University Block 9 Field during 1999, 1998 and 1997, as well as the Prentice Northeast Unit of West Texas during 1997. Gas development focused on the East Texas area in 1999, the Hugoton Area during 1998, the Ozona Area in 1998 and 1997 and the Fontenelle Unit during all three years. Exploration activity has been primarily geological and geophysical analysis, including seismic studies, of undeveloped properties. Exploratory expenditures were $900,000 in 1999, $8 million in 1998 and $2.1 million in 1997.

2000 Development and Exploration Program. The Company has budgeted $120 million for its 2000 development and exploration program, which is expected to be funded primarily by cash flow from operations. The Company anticipates exploration expenditures will be approximately 5% of the 2000 budget. The total capital budget, including acquisitions, will be adjusted throughout 2000 to capitalize on opportunities offering the highest rates of return.

1999 Sale and Repurchase of Common Stock. In July 1999, the Company sold 2,000,000 shares of common stock from treasury with net proceeds of approximately $26.5 million. The proceeds were used to repurchase 1,921,850 shares of common stock issued to affiliates of Shell Oil Company for the Cook Inlet Acquisition.

1999 Issuances of Common Shares. In July 1999, the Company issued 4,000,000 shares of common stock for its 50% interest in Spring Holding Company and for cash proceeds of $3.2 million which was used to reduce bank debt. In September 1999, the Company issued from treasury 4,555,756 shares of its common stock to Whitewine Holding Company ("Whitewine") as part of its contribution for its 50% interest in Whitewine. These common shares are eliminated in the consolidated financial statements.

1998 Common Stock Offering. In April 1998, the Company sold 7,203,450 shares of common stock. Net proceeds of $133.1 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition.

1998 Issuance of Common Shares. In September 1998, the Company issued from treasury stock 1,921,850 common shares to affiliates of Shell for the Cook Inlet Acquisition. In July 1999, the Company repurchased these shares from Shell.

1997 Senior Subordinated Note Sales. The Company sold $125 million of 9 1/4% senior subordinated notes in April 1997 and $175 million of 8 3/4% senior subordinated notes in October 1997. Net proceeds of $121.1 million and $169.9 million, respectively, were used to reduce bank debt.

1997 Conversion of Subordinated Notes. In January 1997, noteholders converted the remaining $29.7 million of the Company's 5 1/4% convertible subordinated notes into 2,892,363 shares of common stock.

Treasury Stock Purchases. From May 1996 to December 1999, the Company repurchased a total of 9.6 million shares of the Company's common stock as part of its strategic acquisition plans. The Company purchased on the open market 5,000 shares at a cost of $53,000 in 1999, 4.3 million shares at a cost of $65.6 million in 1998 and 2.4 million shares at a cost of $28 million in 1997. Through March 27, 2.2 million shares have been repurchased in 2000 at a cost of

$22.3 million, and 1.2 million shares remain under the February 2000 Board of Directors' authorization to repurchase 2.5 million shares. Investment in Equity Securities. The Company acquired common stock of publicly traded independent oil and gas producers at a total cost of $167.7 million in 1998 and $6.5 million in 1997. For accounting purposes, the Company considered equity securities purchased in 1998 to be trading securities since they were purchased with the intent to resell in the near future. Equity securities purchased prior to 1998 were considered to be available-for-sale securities. Accordingly, the Company recognized unrealized investment gains and losses in its 1998 and 1999 statements of operations, as opposed to recording as a component of stockholders' equity in prior years. During 1999, the Company recognized a $1.1 million loss on investment in equity securities, including a loss on sale of securities of $22.2 million, an unrealized gain of $27.1 million and interest expense of $6 million related to the investment. During 1998, the Company recognized a $93.7 million loss on investment in equity securities, including a loss on sale of securities of $14.8 million, an unrealized loss of $72.6 million and interest expense of $6.3 million related to the investment. During 1997, the Company recognized a gain of $1.7 million on its investment in equity securities including a gain on sale of securities of $2.4 million and interest expense of $700,000 related to the investment.

Property Sales. Excluding the Hugoton Royalty Trust sale, the Company sold producing properties resulting in net gains of $6.4 million in 1999, $800,000 in 1998 and $1.8 million in 1997.

Stock Incentive Compensation. Stock incentive compensation results from stock appreciation right ("SAR") and performance share awards, and subsequent changes in the Company's stock price. In 1999, stock incentive compensation totaled $100,000, which was primarily related to performance share grants. During 1998, stock incentive compensation totaled $1.3 million, which included non-cash performance share compensation of $1.6 million, partially offset by a reduction in SAR compensation of $300,000. In 1997, stock incentive compensation totaled $3.7 million, which included non-cash performance share compensation of $3.3 million and SAR compensation of $400,000. Exercises and forfeitures under the 1991 Stock Incentive Plan reduced outstanding stock incentive units (including
SARs) from 51,000 at the beginning of 1997 to 9,000 at year-end 1999. As of December 31, 1999, there are 130,000 performance shares that vest when the common stock price reaches $16.00 and 60,000 performance shares that vest when the common stock price reaches $22.50. In January 2000, 120,000 performance shares were granted that vest when the common stock price reaches $20.00.

Product Prices. In addition to supply and demand, oil and gas prices are affected by substantial seasonal, political and other fluctuations the Company generally cannot control or predict.

     Crude oil prices are generally determined by global supply and demand. Posted crude oil prices ranged from $17 to $20 during most of 1997, then declined to a $16 average in December 1997. Crude oil prices continued to decline throughout 1998, dropping to a West Texas Intermediate price of $8.00 per barrel in December 1998, the lowest level since 1978. After a weak first quarter, oil prices increased in 1999 because of production cuts by OPEC and other leading oil exporters, reduced inventories and anticipated increased demand. By November 1999, crude oil prices reached their highest levels since the 1990 Persian Gulf War and have remained at levels above $24 in first quarter 2000. Members of OPEC met on March 27, 2000 and agreed to increase production by 6.3%. Because of increased summer demand, increased production is not expected to substantially increase domestic inventories until fourth quarter 2000. The Company has entered oil futures contracts to sell 8,000 Bbls per day from April through June 2000 at prices ranging from $22.04 to $23.28 per Bbl. Based on 1999 production, the Company estimates that a $1.00 per barrel increase or decrease in the average oil sales price would result in approximately a $4.9 million change in 2000 annual operating cash flow.

     Natural gas prices are influenced by North American supply and demand, which is often dependent upon weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Generally because of colder weather, storage concerns and U.S. economic growth, prices remained relatively high during most of 1997, reaching their highest levels since 1985. Gas prices declined, however, in December 1997 and remained lower throughout 1998 and first quarter 1999, primarily because the winters of 1997-1998 and 1998-1999 were abnormally mild in the central and eastern U.S. Cooler spring weather and lower industry production levels strengthened gas prices in second quarter 1999. This trend continued into third quarter 1999 when the NYMEX gas price rose above $3.00. Natural gas prices have remained volatile during the winter of 1999-2000 as a third consecutive warm winter reduced seasonal heating demand. In spite of a warm winter, natural gas inventories are expected to be substantially lower at the end of withdrawal season than in 1999. Lower inventories of approximately 1 Tcf, compared with 1.3 Tcf in March 1999, are attributable to lower domestic productive capacity. Lower production, reduced inventories and increasing summer demand are expected to result in volatile natural gas prices averaging higher than 1999 levels. At March 15, the average NYMEX price for the following 12 months was $2.97 per Mmbtu. The Company has entered commodity price hedging instruments to reduce its exposure to gas price fluctuations. As a result of these commodity hedging instruments, the Company's average gas price decreased from $2.18 to $2.13 in 1999 and increased from $1.97 to $2.07 in 1998. Largely influenced by crude oil prices, natural gas liquids prices were weak in 1998 and rose significantly in 1999. Based on 1999 production, the Company estimates that a $0.10 per Mcf increase or decrease in the average gas sales price would result in approximately a $10 million change in 2000 annual operating cash flow.

Impairment Provision. During 1998, the Company recorded an impairment provision on producing properties of $2 million before income tax. This impairment provision was determined based on an assessment of recoverability of net property costs from estimated future net cash flows from those properties. Estimated future net cash flows are based on management's best estimate of projected oil and gas reserves and prices. If oil and gas prices decline, the Company may be required to record impairment provisions in the future, which may be material.

Results of Operations

1999 Compared to 1998

     For the year 1999, earnings available to common stock were $45 million compared with a loss available to common stock of $71.5 million for 1998. The 1999 earnings include a $26.8 million after-tax gain from the sale of Hugoton Royalty Trust units, a $4.2 million after-tax gain on sale of properties, and an $800,000 after-tax loss on investment in equity securities. The 1998 loss includes a $61.8 million after-tax loss related to the Company's investment in equity securities and a $1.3 million after-tax impairment write-off of producing properties. Excluding gains and losses from investments and from sales of trust units and other property, earnings for 1999 were $14.8 million. Excluding losses from investments and impairment write-off, the Company would have reported a loss of $8.3 million in 1998.

     Revenues for 1999 were $341.3 million, or 37% above 1998 revenues of $249.5 million. Oil revenue increased $30.4 million, or 54%, because of an 11% increase in oil production and a 39% increase in oil prices from an average of $12.21 per Bbl in 1998 to $16.94 in 1999 (see "General-Product Prices" above). Increased production was primarily because of the 1998 acquisitions.

     Gas revenue increased $56.5 million, or 31%, because of a 25% increase in production, a 3% increase in gas prices and a 55% increase in natural gas liquids prices from an average price of $7.62 per Bbl in 1998 to $11.80 in 1999 (see "General-Product Prices" above). Increased gas production was attributable to the 1998 and 1999 acquisitions and development programs.

     Gas gathering, processing and marketing revenues increased $1.2 million primarily because of higher gas and natural gas liquids prices, increased margin and increased volumes from the 1999 acquisitions. Other revenues were $3.7 million higher primarily because of increased net gains on sale of properties, partially offset by decreased lawsuit settlement receipts.

     Expenses for 1999 totaled $245.9 million as compared with total 1998 expenses of $209.2 million. Most expenses increased in 1999 primarily because of the 1998 and 1999 acquisitions and development programs.

     Production expense increased $13 million, or 21%, because of increased production. Production expense per Mcfe remained flat at $0.53. The Company lowered its exploration budget for 1999, resulting in a $7.1 million reduction in exploration expense, which is predominantly geological and geophysical costs.

     Taxes, transportation and other deductions increased 16% or $4.6 million because of increased oil and gas revenues, as well as increased transportation, compression and other charges related to the 1998 and 1999 acquisitions. Taxes, transportation and other per Mcfe decreased 8% from $0.25 to $0.23 because of decreased property taxes and a lower production tax rate associated with production from the 1999 acquisitions.

     Depreciation, depletion and amortization ("DD&A") increased $28.8 million, or 34%, primarily because of the 1998 and 1999 acquisitions and development programs. On an Mcfe basis, DD&A increased from $0.70 in 1998 to $0.78 in 1999 primarily because of the higher cost per Mcfe of the 1998 and 1999 acquisitions.

     General and administrative expense increased $600,000, or 5%, because of increased expenses from Company growth related to the 1998 and 1999 acquisitions. Excluding stock incentive compensation, general and administrative expense per Mcfe remained at $0.10 in 1999.

     Interest expense increased $12.1 million, or 23%, primarily because of a comparable increase in weighted average borrowings to partially fund the 1998 and 1999 acquisitions. Interest related to investment in equity securities has been classified as part of the loss on investment in equity securities. Interest expense per Mcfe increased slightly from $0.44 in 1998 to $0.45 in 1999.

1998 Compared to 1997

     For the year 1998, loss available to common stock was $71.5 million compared with earnings of $23.9 million for 1997. The 1998 loss includes a $61.8 million after-tax loss on investment in equity securities and a $1.3 million after-tax impairment write-down of producing properties. The remaining decline in earnings was primarily the result of lower product prices and increased interest expense related to the 1998 acquisitions and treasury stock purchases.

     Revenues for 1998 were $249.5 million, or 26% above 1997 revenues of $198.3 million. Although oil production increased 16%, oil revenue decreased $19.1 million or 25% because of a 35% decrease in oil prices from an average of $18.90 per Bbl in 1997 to $12.21 in 1998 (see "General-Product Prices" above). Increased production was primarily because of the 1998 acquisitions.

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

     Taxes, transportation and other deductions increased 77% or $12.7 million because of increased oil and gas revenues, as well as increased property taxes related to the 1997 and 1998 acquisitions. Taxes, transportation and other per Mcfe increased 14% from $0.22 to $0.25 because of increased transportation, compression and other charges related to acquisitions.

     DD&A increased $35.8 million, or 75%, primarily because of the 1997 and 1998 acquisitions and development programs. On an Mcfe basis, DD&A increased from $0.65 in 1997 to $0.70 in 1998 primarily because of the higher cost per Mcfe of the 1998 acquisitions.

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

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operating activities, producing property sales, including sales of royalty trust units, public offerings of equity and debt, and bank debt. Other than for operations, the Company's cash requirements are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations. The Company believes that its sources of liquidity are adequate to fund its cash requirements in 2000.

     Cash provided by operating activities was $133.3 million in 1999, compared with cash used by operating activities of $53.9 million in 1998 and $95.9 million cash provided by operations in 1997. Fluctuations during this three-year period were primarily because of purchases of equity securities and lower product prices in 1998 and increased production from acquisitions and development activity in 1999. Before changes in operating assets and liabilities and exploration expense, cash flow from operations was $132.7 million in 1999, $78.5 million in 1998 and $90 million in 1997.

Financial Condition

     Total assets increased 22% from $1.2 billion at December 31, 1998 to $1.5 billion at December 31, 1999, primarily because of the 1999 acquisitions. As of December 31, 1999, total capitalization of the Company was $1.3 billion, of which 78% was long-term debt. This compares with capitalization of $1.1 billion at December 31, 1998, of which 82% was long-term debt. The decrease in the debt-to-capitalization ratio from year-end 1998 to 1999 is because of funding a significant portion of the 1999 acquisitions from sources other than debt and repayment of debt from proceeds from the sale of Hugoton Royalty Trust units.

Working Capital

     The Company generally uses available cash to reduce bank debt and, therefore, does not maintain large cash and cash equivalent balances. Short-term liquidity needs are satisfied by bank commitments under the loan agreement (see "Financing" below). Because of this, and since the Company's principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, the Company often has low or negative working capital. Working capital of $39 million at December 31, 1999 and $62 million at December 31, 1998 was primarily attributable to the investment in equity securities and the deferred tax benefit related to the net unrealized loss on the investment. The decrease in the current deferred income tax benefit of $20.6 million from December 31, 1998 to December 31, 1999 is related to the decline in the unrealized loss on investment in equity securities, resulting from sale of securities and improvement in the market value of securities held.

     In 1998, the Company purchased what it believed to be undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. After selling a portion of these securities in 1998 and 1999, the Company's investment in equity securities had a fair market value of $29.1 million at December 31, 1999. During the first quarter of 2000, the Company sold most of this investment for proceeds of $41.1 million, resulting in a gain of $14.4 million, of which $17.1 million was a decrease in unrealized loss. Equity securities held at

March 24, 2000 had a value of $1.7 million and are owned by the Company's 50% owned subsidiary, Whitewine Holding Company, which may sell the securities at any time.

     Prior to their sale, equity securities owned by the Company had been held in a PaineWebber broker account and provided support for officer margin debt. Currently, the Company's investment in Cross Timbers Royalty Trust units, with a March 1, 2000 value of $16 million, provides support for officer margin debt, which totaled $10.5 million at March 1, 2000. See Note 3 to Consolidated Financial Statements.

Financing

     The Company amended its revolving credit agreement with commercial banks in August 1999, resulting in a borrowing base and commitment of $468 million and $29 million unused borrowing capacity under the loan agreement as of December 31, 1999. The interest rate on borrowings in December 1999 averaged 7.5%. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility; however, the Company cannot assure that it can continue to do so in the future.

     The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If borrowings exceed the redetermined borrowing base, the banks may require that the excess be repaid within a year. Otherwise, borrowings under the loan agreement do not mature until June 30, 2003, but may be prepaid at any time without penalty. The borrowing base is expected to be redetermined in May 2000 in connection with consolidation of bank debt of the Company, Spring Holding Company and Summer Acquisition Company. Based on year-end proved reserves and relatively strong commodity prices, the Company expects a significant increase in the borrowing base upon its redetermination.

     Spring Holding Company, a wholly owned subsidiary of the Company, has a $140 million revolving credit facility with commercial banks which had a borrowing base of $130 million and unused borrowing capacity of $13.9 million at December 31, 1999. The borrowing base is subject to semiannual redeterminations. The credit facility is secured by properties owned by Spring and is nonrecourse to the Company. Borrowings under the credit facility mature on July 31, 2004.

     Summer Acquisition Company, a wholly owned subsidiary of Whitewine Holding Company, which is 50% owned by each of the Company and Lehman, has a $140 million revolving credit facility with commercial banks which had a borrowing base of $140 million and unused borrowing capacity of $11 million at December 31, 1999. The borrowing base is subject to semiannual redeterminations. Borrowings under the credit facility were used to partially fund the Ocean Energy Acquisition. The credit facility is secured by the properties acquired and is nonrecourse to the Company and Lehman. Borrowings under the credit facility mature on September 15, 2001.

     The 1999 and 1998 acquisitions were partially funded by the sale and issuance of common stock. The 1999 acquisitions were also partially funded by contributions from Lehman, the Company's equity partner. These transactions are described under "General" above. See also "Capital Expenditures" below.

Capital Expenditures

     Because of their size, the 1999 acquisitions were made jointly with Lehman as a 50% equity partner. Pursuant to its call option, the Company acquired Lehman's interest in the Spring Holding Acquisition in September 1999. The Company plans to exercise its option to purchase Lehman's interest in the Ocean Energy Acquisition on March 31, 2000 for approximately $111 million, funded primarily by the proceeds from sales of property and equity securities. If the Company does not exercise its option to purchase Lehman's interest by September 15, 2000, Lehman will have the right to sell its interest to the Company on that date for $120 million. The Company plans to fund any future acquisitions through a combination of cash flow from operations and proceeds from asset sales, bank debt, public equity or debt transactions. There are no restrictions under the Company's revolving credit agreement that would affect the Company's ability to use its remaining borrowing capacity for acquisitions of producing properties.

     In February 2000, the Board of Directors authorized the repurchase of 2.5 million shares of Company's common stock, or approximately 5% of the shares outstanding. These shares will be purchased from time to time in open market or negotiated transactions. Through March 27, 2000, 1.3 million shares have been purchased at a cost of $15 million.

     In 1999, exploration and development cash expenditures totaled $91.6 million compared with the budget of $90 to $100 million. In 1998, exploration and development cash expenditures totaled $77.4 million, compared with the budget of $90 million. The Company has budgeted $120 million for the 2000 development program. As it has done historically, the Company expects to fund the 2000 development program with cash flow from operations. Since there are no material long-term commitments associated with this budget, the Company has the flexibility to adjust its actual development expenditures in response to changes in product prices, industry conditions and the effects of the Company's acquisition and development programs.

     A minor portion of the Company's existing properties are operated by third parties which control the timing and amount of expenditures required to exploit the Company's interests in such properties. Therefore, the Company cannot assure the timing or amount of these expenditures.

     To date, the Company has not spent significant amounts to comply with environmental or safety regulations, and it does not expect to do so during 2000. However, developments such as new regulations, enforcement policies or claims for damages could result in significant future costs.

Dividends

     The Board of Directors declared quarterly dividends of $0.037 per common share in 1997, $0.04 per common share in 1998 and $0.01 per common share in 1999. The Company's ability to pay dividends is dependent upon available cash flow, as well as other factors. In addition, the Company's bank loan agreement restricts the amount of common stock dividends to 25% of cash flow from operations, as defined, for the last four quarters.

     Cumulative dividends on Series A convertible preferred stock are paid quarterly, when declared by the Board of Directors, based on an annual rate of $1.5625 per share, or $1.8 million annually.

Year 2000

     "Year 2000," or the ability of computer systems to process dates with years beyond 1999, affects almost all companies and organizations. Computer systems that are not Year 2000 compliant could have material adverse effects on companies and organizations that rely upon those systems. The transition to the year 2000 has had no significant impact on the Company's computer systems and computer-controlled equipment, and the Company does not foresee any material system failures in the coming months. The Company will continue to monitor its Year 2000 status throughout the year.

     The Company reviewed its computer systems and computer-controlled field equipment and made the necessary modifications for Year 2000 compliance by December 1999. The Company estimates that total costs related to Year 2000 compliance efforts will be less than $500,000 of which approximately $225,000 has been incurred and expensed through December 1999. The Company also identified significant third parties whose Year 2000 compliance could affect it and formally inquired about their Year 2000 status. The Company is not aware of any significant third parties who have experienced a material Year 2000 system failure. Despite its efforts to assure that significant third parties are Year 2000 compliant, the Company cannot provide assurance that third parties will not experience material system failures in the coming months. Although the potential effect of Year 2000 non-compliance by third parties is unknown, the Company has developed appropriate contingency plans in the event of related system failures.

Accounting Pronouncements

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

Production Imbalances

     The Company has gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well or by cash payment by the overproduced party to the underproduced party. The Company uses the entitlement method of accounting for natural gas sales. At December 31, 1999, the Company's consolidated balance sheet includes a net payable of $4.1 million for a net overproduced balancing position of 2,215,000 Mcf of natural gas, and a receivable of $3.9 million for an underproduced balancing position of 9,076,000 Mcf of carbon dioxide. Production imbalances do not have, and are not expected to have, a significant impact on the Company's liquidity or operations.

Forward-Looking Statements

     Certain information included in this annual report on Form 10-K and other materials filed by the Company with the Commission contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

     Among the factors that could cause actual results to differ materially are:

       -  crude oil and natural gas price fluctuations,

       - the Company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

       - potential delays or failure to achieve expected production from existing and future exploration and development projects, and

       -  potential liability resulting from pending or future litigation.

     In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.


Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

     The Company only uses derivative financial instruments for hedging purposes. These instruments principally include interest rate swap agreements and commodity futures, swaps and option agreements. These financial and commodity-based derivative contracts are used to limit the risks of interest rate fluctuations and natural gas and crude oil price changes. Gains and losses on these derivatives are offset by losses and gains on the respective hedged exposures.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. The Company's variable rate debt was approximately $691.1 million at December 31, 1999. The Company attempts to balance the benefit of lower cost variable rate debt that has inherent increased risk with more expensive fixed rate debt that has less market risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate subordinated debt, as well as the use of interest rate swaps.

     The following table shows the carrying amount and fair value of long-term debt and interest rate swaps, and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. The hypothetical change in fair value could result in a gain or a loss depending on an increase or decrease in the interest rate.


                                                                    Hypothetical
                                               Carrying     Fair      Change in
(in thousands)                                  Amount      Value    Fair Value
                                              ----------  --------- ------------
     December 31, 1999
       Long-term debt......................   $(991,100)  $(981,540)     $16,771
       Interest rate swaps.................        -            574          483

     December 31, 1998
       Long-term debt......................   $(920,411)  $(894,750)     $17,000
       Interest rate swaps.................        -         (2,722)       8,655

Commodity Price Risk

     The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. During 1998 and 1999, the Company primarily entered oil and gas futures contracts and gas basis swap agreements to reduce exposure
to price volatility in the physical markets.   As of December 31, 1999,
outstanding futures contracts had a fair value loss of $2.7 million and outstanding basis swap agreements had a fair value loss of $1.1 million. These futures contracts and basis swap agreements are not recorded on the Company's balance sheet. As of December 31, 1998, outstanding futures contracts had a fair value gain of $3.5 million and outstanding basis swap agreements had a fair value loss of $0.7 million.

     At year-end 1999, the total effect of a hypothetical 10% change in natural gas prices, oil prices and gas basis would result in approximately a $16 million change in the fair value of these financial instruments. This sensitivity does not include the effects of commodity contracts that cannot be settled in cash or another financial instrument. See Note 6 to Consolidated Financial Statements.

Investment in Equity Securities

     The Company is subject to price risk on its unhedged portfolio of publicly traded investment in equity securities of energy companies. The fair value of these securities at December 31, 1999 was $29.1 million. At year-end 1999, a 25% change in equity price would increase or decrease portfolio fair value and pre-tax earnings by approximately $7 million. During the first quarter of 2000, the Company sold most of this investment at a gain of $14.4 million. Equity securities held at March 24, 2000 had a fair value of $1.7 million.

Item 8.  Financial Statements and Supplementary Data

         The following financial statements and supplementary information are included under Item 14(a):

                                                               Page
                                                               ----
         Consolidated Balance Sheets.........................    32
         Consolidated Statements of Operations...............    33
         Consolidated Statements of Comprehensive Income.....    34
         Consolidated Statements of Cash Flows...............    35
         Consolidated Statements of Stockholders' Equity.....    36
         Notes to Consolidated Financial Statements..........    37
         Selected Quarterly Financial Data
           (Note 18 to Consolidated Financial Statements)....    62
         Information about Oil and Gas Producing Activities
           (Note 19 to Consolidated Financial Statements)....    62
         Report of Independent Public Accountants............    66

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                    PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

     Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement to be filed with the Commission no later than April 29, 2000.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a) The following documents are filed as a part of this report:

                                                                            Page
                                                                            ----
        1. Financial Statements:
           Consolidated Balance Sheets at December 31, 1999 and 1998........  32
           Consolidated Statements of Operations for the years ended
             December 31, 1999, 1998 and 1997...............................  33
           Consolidated Statements of Comprehensive Income for the years ended December 31, 1999, 1998 and 1997.........................  34
           Consolidated Statements of Cash Flows for the years ended
             December 31, 1999, 1998 and 1997...............................  35

           Consolidated Statements of Stockholders' Equity for the years years December 31, 1999, 1998 and 1997.........................  36
           Notes to Consolidated Financial Statements.......................  37
           Report of Independent Public Accountants.........................  66

        2. Financial Statement Schedules:

           Schedule I - Condensed Financial Information of Registrant.......  67

           Report of Independent Public Accountants.........................  71

           All other financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.

    (b) Reports on Form 8-K

        The Company filed the following reports on Form 8-K during the quarter ended December 31, 1999 and through March 30, 2000:

           On November 29, 1999, the Company filed a report on Form 8-K/A (Amendment No. 1 to Form 8-K dated September 15, 1999) to file amended financial statements for the acquisition of certain producing oil and gas properties and undeveloped acreage in the Arkoma Basin from affiliates of Ocean Energy, Inc. with Lehman Brothers Holding, Inc.

           On March 9, 2000, the Company filed a report on Form 8-K to announce that it has entered into definitive agreements to sell oil and gas-producing properties in Crockett County, Texas and Lea County, New Mexico. The report also disclosed that the Company has received Board of Directors approval to repurchase up to 2.5 million shares of the Company's common stock.

    (c) Exhibits

        See Index to Exhibits at page 72 for a description of the exhibits filed as a part of this report.

    (d) Financial Statement Schedules

        Separate financial statements of subsidiary guarantors will be filed by amendment to this Form 10-K if determination is made by the Commission that such financial statements are required in lieu of condensed consolidating financial statements disclosed in Note 16 to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
===============================================================================


(in thousands, except shares)                                                December 31
                                                                       ------------------------
                                                                           1999         1998
                                                                       ------------  -----------
                               ASSETS                                                 (Restated)

Current Assets:
 Cash and cash equivalents...........................................   $    5,734   $   12,333
 Accounts receivable, net............................................       68,998       50,607
 Investment in equity securities.....................................       29,052       44,386
 Deferred income tax benefit.........................................        4,168       24,816
 Other current assets................................................        5,540        5,436
                                                                        ----------   ----------
   Total Current Assets..............................................      113,492      137,578
                                                                        ----------   ----------

Property and Equipment, at cost -- successful efforts method:
 Producing properties................................................    1,635,883    1,335,255
 Undeveloped properties..............................................       10,358        6,845
 Gas gathering and other.............................................       32,902       27,829
                                                                        ----------   ----------
  Total Property and Equipment.......................................    1,679,143    1,369,929
 Accumulated depreciation, depletion and amortization................     (340,063)    (319,507)
                                                                        ----------   ----------
   Net Property and Equipment........................................    1,339,080    1,050,422
                                                                        ----------   ----------

Other Assets.........................................................       16,817       13,210
                                                                        ----------   ----------

Loans to Officers....................................................        7,692        5,795
                                                                        ----------   ----------

TOTAL ASSETS.........................................................   $1,477,081   $1,207,005
                                                                        ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities............................   $   68,937   $   69,560
 Payable to royalty trusts...........................................        2,739          968
 Short-term debt.....................................................            -        4,962
 Other current liabilities...........................................        2,542           75
                                                                        ----------   ----------
   Total Current Liabilities.........................................       74,218       75,565
                                                                        ----------   ----------

Long-term Debt.......................................................      991,100      920,411
                                                                        ----------   ----------

Deferred Income Taxes Payable........................................       25,975        6,892
                                                                        ----------   ----------

Other Long-term Liabilities..........................................        7,959        2,663
                                                                        ----------   ----------

Commitments and Contingencies (Note 6)

Minority Interest in Consolidated Subsidiary.........................      100,012            -
                                                                        ----------   ----------

Stockholders' Equity:
 Series A convertible preferred stock ($.01 par value, 25,000,000
  shares authorized, 1,138,729 issued, at liquidation value of $25)..       28,468       28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  58,188,501 and 54,048,227 shares issued)...........................          582          541
 Additional paid-in capital..........................................      396,568      362,526
 Treasury stock (9,299,382 and 9,320,971 shares).....................     (119,387)    (118,555)
 Retained earnings (deficit).........................................      (28,414)     (71,506)
                                                                        ----------   ----------
   Total Stockholders' Equity........................................      277,817      201,474
                                                                        ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................   $1,477,081   $1,207,005
                                                                        ==========   ==========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations
================================================================================

(in thousands, except per share data)
                                                                               Year Ended December 31
                                                                            -------------------------------
                                                                              1999      1998       1997
                                                                            -------------------------------
REVENUES

Oil and condensate..........................................                $ 86,604   $  56,164   $ 75,223
Gas and natural gas liquids.................................                 239,056     182,587    110,104
Gas gathering, processing and marketing.....................                  10,644       9,438      9,851
Other.......................................................                   4,991       1,297      3,094
                                                                            --------   ---------   --------

Total Revenues..............................................                 341,295     249,486    198,272
                                                                            --------   ---------   --------

EXPENSES....................................................

Production..................................................                  76,110      63,148     43,580
Taxes, transportation and other.............................                  33,681      29,105     16,405
Exploration.................................................                     904       8,034      2,088
Depreciation, depletion and amortization....................                 112,364      83,560     47,721
Impairment..................................................                       -       2,040          -
Gas gathering and processing................................                   8,743       8,360      8,517
General and administrative..................................                  14,091      13,479     15,818
Trust development costs.....................................                       -       1,498        665
                                                                            --------   ---------   --------

Total Expenses..............................................                 245,893     209,224    134,794
                                                                            --------   ---------   --------

OPERATING INCOME............................................                  95,402      40,262     63,478
                                                                            --------   ---------   --------

OTHER INCOME (EXPENSE)

Gain on sale of Hugoton Royalty Trust units.................                  40,566           -          -
Gain (loss) on investment in equity securities..............                  (1,149)    (93,719)     1,735
Interest expense, net.......................................                 (64,214)    (52,113)   (26,012)
                                                                            --------   ---------   --------

Total Other Income (Expense)................................                 (24,797)   (145,832)   (24,277)
                                                                            --------   ---------   --------

INCOME (LOSS) BEFORE INCOME TAX
 AND MINORITY INTEREST......................................                  70,605    (105,570)    39,201

Income Tax Expense (Benefit)................................                  23,965     (35,851)    13,517
Minority Interest in Net Loss of Consolidated Subsidiaries..                     103           -          -
                                                                            --------   ---------   --------

NET INCOME (LOSS)...........................................                  46,743     (69,719)    25,684

Preferred stock dividends...................................                   1,779       1,779      1,779
                                                                            --------   ---------   --------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK...................                $ 44,964   $ (71,498)  $ 23,905
                                                                            ========   =========   ========

EARNINGS (LOSS) PER COMMON SHARE

 Basic......................................................                   $0.96      $(1.65)     $0.60
                                                                            ========   =========   ========
 Diluted....................................................                   $0.95      $(1.65)     $0.59
                                                                            ========   =========   ========

Weighted Average Common Shares Outstanding..................                  46,818      43,396     39,773
                                                                            ========   =========   ========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Comprehensive Income
================================================================================

(in thousands)

                                                        Year Ended December 31
                                                      ---------------------------
                                                       1999      1998     1997
                                                      -------  --------   -------
NET INCOME (LOSS)...................................  $46,743  $(69,719)  $25,684
                                                      -------  --------   -------

OTHER COMPREHENSIVE INCOME (LOSS)

Unrealized gains on available-for-sale securities:
  Unrealized holding gains..........................        -         -     1,434
  Less realized gains included in net income........        -         -    (2,400)
                                                      -------  --------   -------

Other Comprehensive Income (Loss) Before Tax........        -         -      (966)

Income tax benefit (expense) related to
 other comprehensive income.........................        -         -       328
                                                      -------  --------   -------

Other Comprehensive Income (Loss)...................        -         -      (638)
                                                      -------  --------   -------

COMPREHENSIVE INCOME (LOSS).........................  $46,743  $(69,719)  $25,046
                                                      =======  ========   =======

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows
================================================================================


(in thousands)
                                                                                        Year Ended December 31
                                                                                  ----------------------------------
                                                                                     1999        1998        1997
                                                                                  ----------  ----------  ----------
OPERATING ACTIVITIES

Net income (loss)...............................................................  $  46,743   $ (69,719)  $  25,684
Adjustments to reconcile net income (loss) to net cash..........................
  provided (used) by operating activities:......................................
    Depreciation, depletion and amortization....................................    112,364      83,560      47,721
    Impairment..................................................................          -       2,040           -
    Stock incentive compensation................................................         93       1,141       3,386
    Deferred income tax.........................................................     23,657     (35,744)     13,393
    (Gain) loss on investment in equity securities and from sale of properties..    (51,802)     86,628      (4,157)
    Minority interest in net loss of consolidated subsidiaries..................       (103)          -           -
    Other non-cash items........................................................        827       2,540       1,864
    Changes in operating assets and liabilities (a).............................      1,522    (124,322)      8,027
                                                                                  ---------   ---------   ---------

Cash Provided (Used) by Operating Activities....................................    133,301     (53,876)     95,918
                                                                                  ---------   ---------   ---------

INVESTING ACTIVITIES

Proceeds from sale of Hugoton Royalty Trust units...............................    148,570           -           -
Proceeds from sale of long-term investment in equity securities.................          -           -      24,626
Long-term investment in equity securities.......................................          -           -      (6,479)
Proceeds from sale of property and equipment....................................    110,500       2,494      17,972
Property acquisitions...........................................................   (270,226)   (296,390)   (238,294)
Purchase of Spring Holding Company..............................................    (42,540)          -           -
Development costs...............................................................    (90,725)    (69,356)    (88,382)
Gas plant, gathering and other additions........................................    (10,479)     (7,517)    (18,677)
Loans to officers...............................................................     (1,470)     (5,795)          -
                                                                                  ---------   ---------   ---------

Cash Used by Investing Activities...............................................   (156,370)   (376,564)   (309,234)
                                                                                  ---------   ---------   ---------

FINANCING ACTIVITIES

Proceeds from short- and long-term debt.........................................    256,400     877,900     688,400
Payments on short- and long-term debt...........................................   (339,262)   (496,938)   (437,430)
Purchase of minority interest...................................................    (42,385)          -           -
Contributions from minority interests...........................................    142,500           -           -
Common stock offering...........................................................     29,668     133,113           -
Dividends.......................................................................     (4,950)     (8,460)     (7,571)
Purchases of treasury stock and other...........................................    (25,501)    (66,658)    (30,204)
                                                                                  ---------   ---------   ---------

Cash Provided by Financing Activities...........................................     16,470     438,957     213,195
                                                                                  ---------   ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................     (6,599)      8,517        (121)

Cash and Cash Equivalents, January 1............................................     12,333       3,816       3,937
                                                                                  ---------   ---------   ---------

Cash and Cash Equivalents, December 31..........................................  $   5,734   $  12,333   $   3,816
                                                                                  =========   =========   =========

(a) Changes in Operating Assets and Liabilities
      Accounts receivable.......................................................  $  (8,227)  $  (7,022)  $     246
      Investment in equity securities...........................................     20,180    (131,809)          -
      Other current assets......................................................        (32)     (1,513)       (970)
      Current liabilities.......................................................    (11,628)     16,022       8,751
      Other long-term liabilities...............................................      1,229           -           -
                                                                                  ---------   ---------   ---------

    Decrease (Increase) in Operating Assets and Liabilities.....................  $   1,522   $(124,322)  $   8,027
                                                                                  =========   =========   =========

          See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Stockholders' Equity
================================================================================


(in thousands)
                                            Shares                                   Stockholders' Equity
                              --------------------------------   ----------------------------------------------------------------
                                             Common Stock
                                       -----------------------                              Additional                 Retained
                              Preferred                   In      Preferred     Common         Paid-in    Treasury      Earnings
                               Stock       Issued     Treasury     Stock        Stock         Capital      Stock       (Deficit)
                              --------    --------    --------   ---------     ---------    ----------  -----------    ----------
Balances, December 31, 1996...   1,139      42,315       3,868   $  28,468       $  423      $ 164,436   $ (40,219)    $  (11,078)

Issuance/vesting of
   performance shares.........       -         180          76           -             2         3,431      (1,098)             -
Stock option exercises........       -         924         566           -             9         8,183      (7,326)             -
Treasury stock purchases......       -           -       2,351           -             -             -     (28,013)             -
Conversion of subordinated....
   convertible notes to
    common stock..............       -       2,892           -           -            29        29,179           -              -
Issuance of warrants .........       -           -           -           -             -         5,725           -              -
Common stock dividends
   ($0.15 per share)..........       -           -           -           -             -             -           -         (5,813)
Preferred stock dividends
   ($1.56 per share)..........       -           -           -           -             -             -           -         (1,779)
Net income....................       -           -           -           -             -             -           -         25,684
                               -------    --------    --------   ---------     ---------    ----------  ----------     ----------

Balances, December 31, 1997...   1,139      46,311       6,861      28,468           463       210,954     (76,656)         7,014

Sale of common stock..........       -       7,203           -           -            72       133,041           -              -
Issuance/vesting of
 performance shares...........       -          82          27           -             1         1,804        (536)             -
Stock option exercises........       -         452          25           -             5         2,986        (483)             -
Treasury stock purchases......       -           -       4,330           -             -             -     (65,575)             -
Treasury stock issued
 (restated)...................       -           -      (1,922)          -             -        13,741      24,695              -
Common stock dividends
   ($0.16 per share)..........       -           -           -           -             -             -           -         (7,022)
Preferred stock dividends
   ($1.56 per share)..........       -           -           -           -             -             -           -         (1,779)
Net loss......................       -           -           -           -             -             -           -        (69,719)
                               -------    --------    --------   ---------     ---------    ----------  ----------     ----------

Balances, December 31,
 1998 (restated)..............   1,139      54,048       9,321      28,468           541       362,526    (118,555)       (71,506)

Issuance/sale of common
 stock........................       -       4,000           -           -            40        45,660           -              -
Issuance/vesting of
 performance shares...........       -         130           -           -             1           232           -              -
Stock option exercises........       -          11          51           -             -            95        (755)             -
Treasury stock purchases......       -           -       1,927           -             -             -     (25,517)             -
Treasury stock issued.........       -           -      (2,000)          -             -       (11,945)     25,440              -
Common stock dividends
   ($0.04 per share) .........       -           -           -           -             -             -           -         (1,872)
Preferred stock dividends
   ($1.56 per share)..........       -           -           -           -             -             -           -         (1,779)
Net income....................       -           -           -           -             -             -           -         46,743
                               -------    --------    --------   ---------     ---------    ----------  ----------     ----------

Balances, December 31, 1999      1,139      58,189       9,299   $  28,468     $     582    $  396,568  $ (119,387)    $  (28,414)
                               =======    ========    =========  =========     ==========   ==========  ==========     ==========

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

     The accompanying consolidated financial statements include the financial statements of Cross Timbers Oil Company and its wholly owned subsidiaries ("the Company"), as well as the financial statements of 50% owned subsidiaries (Notes 13 and 14) with recognition of the minority stockholder's share of equity and income as minority interest in the balance sheet and income statements. All significant intercompany balances and transactions have been eliminated in the consolidation. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. See Note 16 regarding restatement of financial statements.

     All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the three-for-two stock splits effected on March 19, 1997 and February 25, 1998.

     The Company is an independent oil and gas company with production and exploration concentrated in Texas, Oklahoma, Arkansas, Kansas, New Mexico, Wyoming and Alaska. The Company also gathers, processes and markets gas, transports and markets oil and conducts other activities directly related to the oil and gas producing industry.

     Property and Equipment

     The Company follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. The Company generally pursues acquisition and development of proved reserves, although the Company increased its exploration activities in 1997 and 1998. Most of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of producing properties from other oil and gas companies. Producing properties balances include costs of $27,937,000 at December 31, 1999 and $15,859,000 at December 31, 1998, related to wells in process of drilling.

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

     If conditions indicate that long-term assets may be impaired, the carrying value of property, plant and equipment intended to be retained is compared to management's future estimated pretax cash flow. If impairment is necessary, the asset carrying value is adjusted to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant undeveloped properties is assessed on a property-by-property basis, and impairment of other undeveloped properties is assessed and amortized on an aggregate basis. The Company recorded an impairment provision on producing properties of $2,040,000 before income tax in 1998.

     Royalty Trusts

     The Company created Cross Timbers Royalty Trust in February 1991 and Hugoton Royalty Trust in December 1998 by conveying defined net profits interests in certain of the Company's properties. Units of both trusts are traded on the New York Stock Exchange. The Company makes monthly net profits payments to each trust based on revenues and costs from the related underlying properties. The Company owns 22.7% of Cross Timbers Royalty Trust units that it purchased on the open market in 1996 and 1997, and owns 57.3% of the Hugoton Royalty Trust following the sale of units in the trust's initial public offering (Note 12). The cost of the Company's interest in the trust is included in producing properties. Amounts due the trusts, net of amounts retained by the Company's ownership of trust units, are deducted from the Company's revenues, taxes, production expenses and development costs. As of January 1, 1999, the Company no longer records the trusts' portion of development costs as an expense in the consolidated statement of operations.

     The Company planned to create the Texas Permian Trust in 1999 and sell approximately 40% of the trust units in a public offering. However, because of the depressed market for oil and gas equities, the Company decided not to create the trust and to instead sell a portion of the related properties (Note 20).
The Company may later create a trust with the remaining properties, depending on market conditions.

     Cash and Cash Equivalents

     Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

     Investment in Equity Securities

     In accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities acquired since 1997 are recorded as trading securities since such securities were acquired principally for resale in the near future.
Accordingly, this investment is recorded as a current asset at market value, unrealized holding gains and losses are recognized in the consolidated statements of operations, and cash flows from purchases and sales of equity securities are included in cash provided (used) by operating activities in the consolidated statements of cash flows. Gains (losses) on trading securities and interest expense related to the cost of these investments are classified as other income (expense) in the consolidated statements of operations. See Note 2.

     Other Assets

     Other assets primarily include deferred debt costs that are amortized over the term of the related debt (Note 4). Other assets are presented net of accumulated amortization of $7,224,000 at December 31, 1999 and $4,697,000 at December 31, 1998.

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

     Revenue Recognition

     The Company uses the entitlement method of accounting for gas sales, based on the Company's net revenue interest in production. Accordingly, revenue is deferred when gas deliveries exceed the Company's net revenue interest, while revenue is accrued for under-deliveries. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. At December 31, 1999, the Company recorded a payable of $4,109,000 for an overproduced balancing position of 2,215,000 Mcf of natural gas, and a receivable of $3,903,000 for an underproduced balancing position of 9,076,000 Mcf of carbon dioxide. At December 31, 1998, the Company recorded a net receivable of $4,904,000 for a net underproduced balancing position of 885,000 Mcf of natural gas and 7,909,000 Mcf of carbon dioxide.

     Gas Gathering, Processing and Marketing Revenues

     Gas produced by the Company and third parties is marketed by the Company to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $66.2 million for 1999, $56.3 million for 1998 and $57.1 million for 1997. These amounts are net of intercompany eliminations.

     Other Revenues

     Other revenues include gains and losses from sale of property and equipment. Excluding the gain on sale of Hugoton Royalty Trust units (Note 12), the Company realized gains on sale of property and equipment of $6,390,000 in 1999, $795,000 in 1998 and $1,757,000 in 1997.

     Interest Expense

     Interest expense includes amortization of deferred debt costs and is presented net of interest income of $619,000 in 1999, $91,000 in 1998 and $71,000 in 1997, and net of capitalized interest of $1,353,000 in 1999, $1,070,000 in 1998 and $1,185,000 in 1997. Interest expense related to investment in equity securities has been classified as a component of gain
(loss) on investment in equity securities.

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

     There were no sales to a single purchaser that exceeded 10% of total revenues in 1999 or 1998. In 1997, gas sales to one purchaser were approximately 14% of total revenues.

     Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was required to be adopted for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delays the effective date of

Statement 133 for one year, to fiscal years beginning after June 15, 2000. Adoption of SFAS No. 133 should have no significant impact on the Company's reported earnings, but could materially affect comprehensive income.


2.  Investment in Equity Securities

     In 1998, the Company purchased what it believed to be undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. After selling a portion of these securities in 1998 and 1999, the Company's investment in equity securities had a fair market value of $29.1 million at December 31, 1999. Because classified as trading securities, this investment at December 31, 1999 is recorded as a current asset at market value. Realized gains and losses are computed based on a first-in, first-out determination of cost of securities sold.

     The following are components of gain (loss) on investment in equity securities (in thousands):

                                                            1999       1998      1997
                                                          ---------  ---------  -------
     Realized gains (losses) on sale of securities:

       Gains............................................  $    823   $    887   $2,400
       Losses...........................................   (23,047)   (15,706)       -
                                                          --------   --------   ------
       Net gains (losses)...............................   (22,224)   (14,819)   2,400

     Decrease (increase) in net unrealized losses (a)...    27,070    (72,605)       -

     Interest expense related to investment in
       equity securities................................    (5,995)    (6,295)    (665)
                                                          --------   --------   ------

     Gains (losses) on investment in equity securities..  $ (1,149)  $(93,719)  $1,735
                                                          ========   ========   ======


     (a) Because investments in equity securities were recorded as available-for-sale securities prior to 1998, unrealized gains and losses for 1997 are reported as a component of stockholders' equity, as shown in the Consolidated Statements of Comprehensive Income.

     On September 15, 1999, as a portion of its investment in Whitewine Holding Company ("Whitewine"), a consolidated subsidiary with a 50% minority interest (Note 14), the Company contributed equity securities with a value of $36.8 million on that date to Whitewine. The Company has a call option to purchase these securities from Whitewine at this contributed value until September 14, 2000. As of December 31, 1999, the equity securities held by Whitewine had a fair market value of $27.1 million.

     During the first quarter of 2000, the Company sold most of its investment in equity securities for proceeds of $41.1 million, resulting in a gain of $14.4 million, of which $17.1 million was a decrease in unrealized loss. Remaining equity securities are held by Whitewine and had a March 24, 2000 value of $1.7 million.


3.  Related Party Transactions

     Loans to Officers

     Pursuant to margin support agreements with each of six officers, the Company, with Board of Directors authorization, agreed to use up to $15 million of the value of Cross Timbers Royalty Trust units owned by the Company and investment in equity securities other than those held by Whitewine (Note 2), to provide margin support for the officers' broker accounts in which they held Company common stock. The Company also agreed to pay each officer's margin debt to the extent unpaid by the officer. In connection with these agreements, in December 1998 the Company loaned four officers a total of $5,795,000 to reduce their margin debt. An additional $1,530,000 was loaned during 1999, including a new loan to a fifth officer. The loans are full recourse and due in December 2003, with an interest rate equal to the Company's bank debt rate. At each balance sheet date, the loans are reviewed to determine whether a reserve for collectibility should be booked as compensation expense. To date, no reserve for collectibility has been recorded. At March 1, 2000, total officer margin debt on their broker accounts was $10.5 million. At that date, the market value of the Company's Cross Timbers Royalty Trust units was approximately $16 million; all of the Company's equity securities were sold during the first quarter of 2000 with the exception of securities with a value of $1.7 million on March 24, 2000 held by Whitewine.

     Other Transactions

     A company, partially owned by a director of the Company, is currently performing consulting services in connection with the Company's divestiture of oil and gas properties in West Texas and eastern New Mexico (Note 20). The Company expects to pay the director-related company a transaction fee of approximately $800,000 that will be due upon sale of the properties. The director-related company also represented the purchaser of properties sold by the Company during 1999 and invested in the purchase. The same director-related company performed consulting services in 1998 in connection with the Cook Inlet Acquisition (Note 15). After the Company recovers its acquisition costs, including interest and subsequent property development and operating costs, the director-related company will receive, at its election, either a 20% working interest or a 1% overriding interest conveyed from the Company's 100% working interest in these properties. In 1997, the Company paid fees of $1.6 million to this director-related company in connection with property sales and the Amoco Acquisition (Note 15). These fees have effectively been recorded as a property cost.


4.  Debt

     The Company's outstanding debt consists of the following (in thousands):

                                                                              December 31
                                                                           ------------------
                                                                             1999      1998
                                                                           --------  --------
Short-term Debt:

  Short-term borrowings...................................................  $      -  $  4,962
                                                                            ========  ========

  Long-term Debt:

  Senior debt-
     Bank debt under revolving credit agreements due June 30, 2003, 7.4%.
     (a)..................................................................  $439,000  $615,000

  Subordinated debt-
    9 1/4% senior subordinated notes due April 1, 2007....................   125,000   125,000
    8 3/4% senior subordinated notes due November 1, 2009.................   175,000   175,000

  Spring Holding Company-
    Senior bank debt, 8.5%.(a)............................................   116,100         -
    Senior subordinated debt, 12.9%.(a)...................................     7,000         -

  Summer Acquisition Company-
    Senior bank debt, 8.5%.(a)............................................   129,000         -

  Other long-term debt (restated - Note 17)...............................         -     5,411
                                                                            --------  --------

  Total long-term debt....................................................  $991,100  $920,411
                                                                            ========  ========
(a) LIBOR-based rate at January 4, 2000.

     Senior Debt

     On November 16, 1998, the Company entered a new revolving credit agreement with commercial banks ("loan agreement"). The Company amended the loan agreement on August 15, 1999, and as of December 31, 1999, the loan agreement had a borrowing base and commitment of $468 million and $29 million unused borrowing capacity. Other significant provisions of the revolving credit agreement remained unchanged. The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If borrowings exceed the redetermined borrowing base, the banks may require that the excess be repaid within a year. Otherwise, borrowings under the loan agreement do not mature until June 30, 2003, but may be prepaid at any time without penalty. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility. The borrowing base is expected to be redetermined in May 2000 in connection with the consolidation of bank debt of the Company, Spring Holding Company and Summer Acquisition Company. Based on year-end proved reserves and relatively strong commodity prices, the Company expects a significant increase in the borrowing base upon its redetermination.

     Restrictions set forth in the loan agreement include limitations on the incurrence of additional indebtedness, the creation of certain liens, and the redemption or prepayment of subordinated indebtedness. The loan agreement also limits dividends to 25% of cash flow from operations, as defined, for the latest four consecutive quarterly periods. The Company is also required to maintain a current ratio of not less than one (where unused borrowing commitments are included as a current asset).

     The loan agreement provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on certificate of deposit rates or LIBOR. Borrowings under the loan agreement at December 31, 1999 were based on the prime rate in anticipation of potential interest rate increases due to Year 2000 concerns. On January 4, 2000, the borrowings reverted to LIBOR rates with a maturity of one to six months and accrued at the applicable LIBOR rate plus 1 3/8%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. The Company also incurs a commitment fee of 3/8% on unused borrowing commitments. The weighted average interest rate on senior debt was 6.7% during 1999, and 6.9% during 1998 and 1997. See Note 8 regarding interest rate swap agreements.

     Subordinated Debt

     The Company sold $125 million of 9 1/4% senior subordinated notes ("9 1/4% Notes") on April 2, 1997, and $175 million of 8 3/4% senior subordinated notes ("8 3/4% Notes") on October 28, 1997 (the 9 1/4% Notes and the 8 3/4% Notes are collectively referred to as "the Notes"). The Notes are general unsecured indebtedness that is subordinate to bank borrowings under the loan agreement. Net proceeds of $121.1 million from the 9 1/4% Notes and $169.9 million from the 8 3/4% Notes were used to reduce bank borrowings under the loan agreement. The 9 1/4% Notes mature on April 1, 2007 and interest is payable each April 1 and October 1, while the 8 3/4% Notes mature on November 1, 2009 with interest payable each May 1 and November 1.

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

     To reduce the interest rate on a portion of its subordinated debt, the Company entered an agreement with a bank that has purchased on the market Notes with a face value of $21.6 million. The Company pays the bank a variable interest rate based on three-month LIBOR rates, and receives semiannually from the bank the fixed interest rate on the Notes. The term of the agreement for approximately half the Notes is through April 2002, and for the remaining half is through November 2002. Any change in market value of the Notes from the date purchased by the bank is payable to or receivable from the bank. The Company has funded market value depreciation of $169,000 through December 31, 1999. The Company has the option of repurchasing the Notes from the bank at any time at market value.

     Spring Holding Company

     Spring Holding Company ("Spring") (Note 13) has a $140 million revolving credit facility with commercial banks which had a borrowing base of $130 million and unused borrowing capacity of $13.9 million at December 31, 1999. The borrowing base is subject to semiannual redetermination. The credit facility is secured by properties owned by Spring and is nonrecourse to the Company. Borrowings under the credit facility mature on July 31, 2004.

Restrictions set forth in the credit facility include the maintenance of a minimum consolidated net worth of $35 million and minimum current and other ratios.

     The credit facility provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on LIBOR. Borrowings under the credit facility at December 31, 1999 were based on the prime rate plus 1%. On January 4, 2000, the borrowings reverted to LIBOR rates with a maturity of one month and accrued at the applicable LIBOR rate plus 2.5%.

     Spring also has a senior subordinated term loan outstanding, which had a principal balance of $7 million at December 31, 1999. This loan has a secondary lien on Spring's properties and matures on July 31, 2008. On December 31, 1999, interest accrued at a rate of LIBOR plus 7%. This spread increases 0.5% quarterly. Other terms of the subordinated loan are substantially the same as the Spring revolving credit facility.

     Summer Acquisition Company

     Summer Acquisition Company ("Summer") (Note 14) has a $140 million revolving credit facility with commercial banks which had a borrowing base of $140 million and unused borrowing capacity of $11 million at December 31, 1999. The borrowing base is subject to semiannual redetermination. Borrowings under the credit facility were used to partially fund properties acquired from affiliates of Ocean Energy, Inc. The credit facility is secured by the properties acquired and is nonrecourse to the Company and Lehman Brothers Holdings, Inc. Borrowings under the credit facility mature on September 15, 2001. Restrictions set forth in the credit facility include limitations on the payment of dividends and general and administrative expenses, and maintenance of a minimum consolidated net worth of $85 million and minimum current and other ratios.

     The credit facility provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on LIBOR. Borrowings under the credit facility at December 31, 1999 were based on the prime rate plus 1.5%. On January 4, 2000, the borrowings reverted to LIBOR rates with a maturity of one month and accrued at the applicable LIBOR rate plus 2.5%.

     Other Debt

     As part of the Cook Inlet Acquisition, the Company executed a $6 million non-interest bearing promissory note payable to Shell. This note was due when NYMEX crude oil prices increased to specified levels, and was paid in August and September 1999.

     See also Note 7 "-Registration Statement."


5.  Income Tax

    The effective income tax rate for the Company was different than the statutory federal income tax rate for the following reasons (in thousands):

                                                                            1999       1998      1997
                                                                           -------   --------   -------
Income tax expense (benefit) at the
 federal statutory rate of 34%..........................................   $24,006   $(35,893)  $13,329
State and local taxes and other.........................................       (41)        42       188
                                                                           -------   --------   -------

Income tax expense (benefit)............................................   $23,965   $(35,851)  $13,517
                                                                           =======   ========   =======

    Components of income tax expense (benefit) are as follows (in thousands):

                                                                            1999       1998      1997
                                                                           -------   --------   -------
Current income tax......................................................   $   308   $   (107)  $   124
Deferred income tax expense (benefit)...................................    28,697     (2,626)   22,509
Net operating loss carryforward.........................................    (5,040)   (33,118)   (9,116)
                                                                           -------   --------   -------

Income tax expense (benefit)............................................   $23,965   $(35,851)  $13,517
                                                                           =======   ========   =======

     Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liabilities are recorded as a current asset of $4,168,000 and a long-term liability of $25,975,000 at December 31, 1999, and a current asset of $24,816,000 and a long-term liability of $6,892,000 at December 31, 1998. Significant components of net deferred tax assets and liabilities are (in thousands):

                                                                                 December 31
                                                                              ------------------
                                                                                1999      1998
                                                                              --------   -------
 Deferred tax assets:
   Net operating loss carryforwards.........................................  $ 64,118   $54,044
   Accrued stock appreciation right and performance share compensation......       985       576
   Unrealized loss on trading securities....................................     6,103    24,686
   Other....................................................................     2,891     2,626
                                                                              --------   -------
          Total deferred tax assets.........................................    74,097    81,932
                                                                              --------   -------

 Deferred tax liabilities:
   Property and equipment...................................................    92,115    61,689
   Other....................................................................     3,789     2,319
                                                                              --------   -------
          Total deferred tax liabilities....................................    95,904    64,008
                                                                              --------   -------

 Net deferred tax assets (liabilities)......................................  $(21,807)  $17,924
                                                                              ========   =======

     As of December 31, 1999, the Company has estimated tax loss carryforwards of approximately $190 million, of which $23 million are related to capital losses. The capital loss tax carryforwards expire in 2004 while the remaining $167 million are scheduled to expire in 2008 through 2014. Approximately $15 million of the tax loss carryforwards are the result of the Spring Acquisition.


6.  Commitments and Contingencies

     Leases

     The Company leases offices, vehicles and certain other equipment in its primary locations under noncancelable operating leases. As of December 31, 1999, minimum future lease payments for all noncancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows (in thousands):

 2000.....................  $ 9,244
 2001.....................    9,020
 2002.....................    8,867
 2003.....................    8,683
 2004.....................    4,559
 Remaining................   14,531
                            -------

 Total....................  $54,904
                            =======

     Amounts incurred by the Company under operating leases (including renewable monthly leases) were $14,093,000 in 1999, $11,180,000 in 1998 and $9,132,000 in
1997.

     In March 1996, the Company sold its Tyrone gas processing plant and related gathering system for $28 million and entered an agreement to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million, and with fixed renewal options for an additional 13 years. This transaction was recorded as a sale and operating leaseback, with no gain or loss on the sale.

     In November 1996, the Company sold its gathering system in Major County, Oklahoma for $8 million and entered an agreement to lease the facility from the buyers for an initial term of eight years, with fixed renewal options for an additional 10 years. Rentals are adjusted monthly based on the 30-day LIBOR rate and may be irrevocably fixed by the Company with 20 days advance notice. As of December 31, 1999, annual rentals were $1.6 million. This transaction was recorded as a sale and operating leaseback, with a deferred gain of $3.4 million on the sale. The deferred gain is amortized over the lease term based on pro rata rentals and is recorded in other long-term liabilities in the accompanying consolidated balance sheets.

     Under each of the above sale and leaseback transactions, the Company does not have the right or option to purchase, nor does the lessor have the obligation to sell the facility at any time. However, if the lessor decides to sell the facility at the end of the initial term or any renewal period, the lessor must first offer to sell it to the Company at its fair market value. Additionally, the Company has a right of first refusal of any third party offers to buy the facility after the initial term.

     Employment Agreements

     Two executive officers have year-to-year employment agreements with the Company. The agreements are automatically renewed each year-end unless terminated by either party upon thirty days notice prior to each December 31. Under these agreements, each officer receives a minimum annual salary of $300,000 and is entitled to participate in any incentive compensation programs administered by the Board of Directors. The agreements also provide that, in the event the officer terminates his employment for good reason, as defined in the agreement, the officer will receive severance pay equal to the amount that would have been paid under the agreement had it not been terminated. If such termination follows a change in control of the Company, the officer is entitled to a lump-sum payment of three times his most recent annual compensation.

     Commodity Commitments

     The Company has entered gas futures contracts to sell 50,000 Mcf of gas per day from April through October 2000 at prices ranging from $2.32 to $2.41 per Mcf and 70,000 Mcf of gas per day from November 2000 to December 2001 at prices ranging from $2.41 to $2.57 per Mcf. In conjunction with these futures contracts, the Company has entered into natural gas call options to sell 10,000 Mcf of gas per day from April through October 2000 at a ceiling price of $2.91 per Mcf, to sell 10,000 Mcf per day from January through December 2001 at a ceiling price of $2.63 per Mcf and to sell 20,000 Mcf of gas per day in the San Juan Basin at an average ceiling index price of $2.75 per Mcf for the year 2001. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments.

     The Company has entered gas basis swap agreements which effectively fix Arkoma Basin basis at $0.11 per Mcf for 40,000 to 72,500 Mcf per day from April 2000 to January 2001, East Texas basis at $0.10 for 5,000 Mcf per day through September 2000, Oklahoma basis at $0.10 per Mcf for 30,000 Mcf per day through August and 20,000 Mcf per day for September and October 2000, Houston ship channel basis at $0.02 per Mcf for 40,000 Mcf per day through October 2000, and San Juan Basin basis at $0.28 per Mcf for 10,000 Mcf per day through December 2000.

     The Company's termination of futures contracts related to first quarter 2000 gas production, including the effects of basis swap agreements, resulted in a net loss of $1.3 million. This loss will be recognized as a decrease in gas revenue of approximately $0.04 per Mcf in the first quarter of 2000.

     The Company has entered oil futures contracts to sell 8,000 Bbls per day from April through June 2000 at prices ranging from $22.04 to $23.28 per Bbl. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments.

     The Company has crude oil differential swaps to sell 8,000 Bbls of oil per day through June 2000 at the posted price plus an average of $3.38 per Bbl and 2,500 Bbls of oil per day from July through September 2000 at the posted price plus $3.18. The Company also has a sweet sour differential swap to sell 2,000 Bbls of oil per day through June 2000 at the posted price plus $1.25 per Bbl.

     The Company's termination of futures contracts related to first quarter 2000 oil production resulted in a net loss of $3.3 million. This loss will be recognized as a decrease in oil revenue of approximately $2.68 per Bbl in first quarter 2000.

     As partial consideration for the Cook Inlet Acquisition (Note 15), the Company agreed to sell to Shell gas volumes ranging from 40,000 Mcf in 2000 to 35,000 Mcf in 2003 at specified discounts from index prices. This commitment was recorded at its total value of $7.5 million in March 1999 in other current and long-term liabilities. The discounts are charged to the liability as taken. As of December 31, 1999, $1.6 million is recorded in other current liabilities and $4.4 million is recorded in other long-term liabilities related to this commitment.

     The Company has committed to sell all gas production from certain properties in the East Texas Basin Acquisition (Note 15) to EEX Corporation at market prices through the earlier of December 31, 2001, or until a total of approximately 34.3 billion cubic feet (27.8 billion cubic feet net to the Company's interest) of gas has been delivered. Based on current production, this sales commitment is approximately 24,700 Mcf (20,000 Mcf net to the Company's interest) per day.

     As a part of the Ocean Energy Acquisition, the Company assumed a commitment to sell 6,800 Mcf of gas per day through April 2003 at a price of $0.53 per Mcf. Delivery of the committed volumes is in Arkansas.

     From August 1995 through July 1998 the Company received an additional $0.30 to $0.35 per Mcf on 10,000 Mcf of gas per day. In exchange therefor, the Company agreed to sell 11,650 Mcf per day from August 1998 through May 2000 at the index price and 21,650 Mcf per day from June 2000 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil.

     Litigation

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions, which actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties, or if charged by affiliates, are comparable to fees charged by other third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. After its review, the Department of Justice decided in April 1999 not to intervene, and the court unsealed the case in May 1999. A federal multi-district litigation panel has ordered that the lawsuits filed by Grynberg against the Company and other companies be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants have filed a motion to dismiss the lawsuit. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

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

     On September 30, 1999, the Company entered a consulting contract with a former officer for services to be provided through September 2000 for a monthly fee of $40,000.

     See also Note 3.


7.  Equity

     Three-for-Two Stock Splits

     The Company effected a three-for-two common stock split on February 25, 1998 and March 19, 1997. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

     Common Stock

     On April 27, 1998, the Company completed a public offering of 7,500,000 shares of common stock, of which 7,203,450 shares were sold by the Company and 296,550 shares were sold by a stockholder. The Company's net proceeds from the offering of $133.1 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition (Note 15). The offering was made pursuant to the shelf registration statement filed with the Commission in February 1998. See "Registration Statement" below.

     On September 30, 1998, the Company issued from treasury 1,921,850 shares to Shell Western E&P, Inc., Shell Deepwater Development Holdings, Inc., and Shell Offshore Inc. ("Shell") for the Cook Inlet Acquisition (Note 15). The Company effectively guaranteed Shell a $20 per share value. As of December 31, 1998, as restated, these shares were valued at $20.00 per share, or a total of $38.4 million (Note 17). The $20 guarantee was effectively settled in July 1999 upon the Company's repurchase of these shares from Shell at $13.25 per share, or $25.5 million, and net additional payments to Shell of $13 million which was charged to equity at that date.

     On July 1, 1999, the Company issued 4,000,000 shares of common stock at its fair value of $11.425 per share in exchange for its 50% interest in Spring Holding Company and for cash proceeds of $3.2 million which were used to reduce bank debt (Note 13).

     On July 8, 1999, the Company sold from treasury 2,000,000 shares of common stock in an underwritten public offering for net proceeds of approximately $26.5 million. The proceeds were used to repurchase the 1,921,850 shares of common stock issued to Shell for the Cook Inlet Acquisition. The offering was made pursuant to the shelf registration statement filed with the Commission in February 1998.

     On September 15, 1999, the Company issued from treasury 4,555,756 shares of its common stock to Whitewine Holding Company ("Whitewine") at its fair value of $13.875 per share as part of its contribution for its 50% interest in Whitewine (Note 14). These common shares are eliminated in the consolidated financial statements.

     Performance Shares

     The Company issued performance shares totaling 141,813 shares in 1999, 82,125 shares in 1998 and 180,000 shares in 1997 (Note 11). In October 1999, 12,000 performance shares were forfeited from the shares issued in 1998. In January 2000, an additional 120,000 performance shares were issued.

     Treasury Stock

     The Company's open market treasury share acquisitions totaled 5,000 shares in 1999 at an average price of $10.60, 4.3 million shares in 1998 at an average price of $15.26 per share and 2.4 million shares in 1997 at an average price of $11.67 per share. Through March 27, 2.2 million shares have been repurchased in 2000 at a cost of $22.3 million, and 1.2 million shares remain under the February 2000 Board of Directors' authorization to repurchase 2.5 million shares of the Company's common stock.

     Stockholder Rights Plan

     On August 25, 1998, the Board of Directors adopted a stockholder rights plan that is designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. Under this plan, a dividend of one preferred share purchase right was declared for each outstanding share of common stock, par value $.01 per share, payable on September 15, 1998 to stockholders of record on that date. Each right entitles stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment in the event a person acquires or makes a tender or exchange offer for 15% or more of the outstanding common stock. In such event, each right entitles the holder (other than the person acquiring 15% or more of the outstanding common stock) to purchase shares of common stock with a market value of twice the right's exercise price. At any time prior to such event, the Board of Directors may redeem the rights at one cent per right. The rights can be transferred only with common stock and expire in ten years.

     Registration Statement

     In February 1998, the Company filed a shelf registration statement with the Commission to potentially offer securities which may include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The shelf registration statement was amended on April 8, 1998 to increase the maximum total price of securities to be offered to $400 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank debt. After the April 1998 and July 1999 common stock offerings, $227.3 million remains available under the shelf registration statement for future sales of securities.

     Common Stock Warrants

     As partial consideration for producing properties acquired in December 1997, the Company issued warrants to purchase 944,284 shares of common stock at a price of $15.20 per share for a period of five years. These warrants were valued at $5,725,000 and recorded as additional paid-in capital.

     Common Stock Dividends

     The Board of Directors declared quarterly dividends of $0.037 per common share in 1997, $0.04 per common share in 1998 and $0.01 per common share in 1999. See Note 4 regarding restrictions on dividends.

     Series A Convertible Preferred Stock

     Series A convertible preferred stock is recorded in the accompanying consolidated balance sheets at its liquidation preference of $25 per share. Cumulative dividends on preferred stock are payable quarterly in arrears, when declared by the Board of Directors, based on an annual rate of $1.5625 per share. The preferred stock has no stated maturity and no sinking fund, and is redeemable, in whole or in part, by the Company. Redemption is allowed only under certain circumstances on or before October 15, 2000 at $26.09 per share, and thereafter unconditionally at prices declining ratably annually to $25.00 per share after October 15, 2006, plus dividends accrued and unpaid to the redemption date.

     The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at a rate of 2.16 shares of common stock for each share of preferred stock, subject to adjustment in certain events. Preferred stock holders are allowed one vote for each common share into which their preferred stock may be converted.

     Convertible Debt

     In January 1997, $29.7 million principal of the Company's 5 1/4% convertible subordinated notes was converted by noteholders into 2,892,363 shares of common stock.


8.  Financial Instruments

     The Company uses financial and commodity-based derivative contracts to manage exposures to interest rate and commodity price fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

     Commodity Price Hedging Instruments

     The Company periodically enters into futures contracts, energy swaps, collars, basis swaps and option agreements to hedge its exposure to price fluctuations on crude oil and natural gas sales. In 1999, the Company recognized net losses on futures contracts and basis swap transactions of $5.7 million related to gas hedging and $2.2 million related to oil hedging. During 1998, the Company recognized net gains of $7.7 million related to gas hedging. These gains and losses are recorded as a component of oil and natural gas sales. The Company did not have significant commodity hedging activity during 1997.
See Note 6.

     Interest Rate Swap Agreements

     In September 1998, to reduce variable interest rate exposure on debt, the Company entered into a series of interest rate swap agreements, effectively fixing its interest rate at an average of 6.9% on a total notional balance of $150 million until September 2005. Settlements of net amounts due are made quarterly, based on LIBOR rates, which is the same interest rate basis as the Company's senior debt borrowings.

     In 1999, the Company terminated its interest rate swaps on notional balances totaling $100 million, resulting in proceeds received and a gain of $1.1 million. This gain has been deferred and is being amortized against interest expense through September 2005. The Company sold a call option for $880,000 that allows the counterparty to terminate the interest rate swap on the remaining $50 million notional balance in November 2000. The call option proceeds have been recorded as deferred revenue until November 2000 when they will be amortized against interest expense through September 2005.

     Fair Value

     Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 1999 and 1998. The following are estimated fair values and carrying values of the Company's other financial instruments at each of these dates (in thousands):

                                                          Asset (Liability)
                                        ------------------------------------------------------
                                         December 31, 1999             December 31, 1998
                                        ----------------------  ------------------------------
                                         Carrying      Fair      Carrying          Fair
                                          Amount      Value       Amount          Value
                                        ----------  ----------  ----------  ------------------
                                                                (Restated)
     Investment in equity securities..  $  29,052   $  29,052   $  44,386           $  44,386
     Short-term debt..................          -           -      (4,962)             (4,962)
     Long-term debt...................   (991,100)   (981,540)   (920,411)           (894,750)
     Futures contracts................          -      (2,676)          -               3,525
     Basis swap agreements............          -      (1,113)          -                (690)
     Interest rate swap agreements....          -         574           -              (2,722)

     The fair value of short-term borrowings and bank borrowings approximates the carrying value because of short-term interest rate maturities. The fair value of investment in equity securities and subordinated long-term debt is based on current market quotes. The fair value of futures contracts and swap agreements is estimated based on current commodity prices and interest rates.

     Concentrations of Credit Risk

     Although the Company's cash equivalents and derivative financial instruments are exposed to the risk of credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's receivables are from a broad and diverse group of energy companies and, accordingly, do not represent a significant credit risk. The Company's gas marketing activities generate receivables from customers including pipeline companies, local distribution companies and end-users in various industries. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. The Company recorded an allowance for collectibility of all accounts receivable of $2,150,000 at December 31, 1999 and $375,000 at December 31, 1998. The Company's bad debt expense was $1,347,000 in 1999, $411,000 in 1998 and $79,000 in 1997. Financial and commodity-based swap contracts expose the Company to the credit risk of non-performance by the counterparty to the contracts. The Company does not believe this risk is significant since these contracts are placed with major banks and financial institutions.


9.  Earnings Per Share

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                        Earnings
                                                  Earnings    Shares   per Share
                                                  ---------  --------  ----------
1999
------------------------------------------------
 Basic
  Net income....................................  $ 46,743
  Preferred stock dividends.....................    (1,779)
                                                  --------
  Earnings available to common stock - basic....    44,964     46,818     $ 0.96
                                                                       =========
 Diluted
  Effect of dilutive securities (a):
   Stock options................................         -        108
   Preferred stock dividends....................     1,779      2,460
   Warrants.....................................         -          -
                                                  --------     ------
  Earnings available to common stock - diluted..  $ 46,743     49,386     $ 0.95
                                                  ========     ======  =========


                                                                         Earnings
                                                   Earnings    Shares   per Share
                                                   --------   --------  ---------
1998
-------------------------------------------------
   Basic
    Net loss.....................................  $(69,719)
    Preferred stock dividends....................    (1,779)
                                                   --------
    Loss available to common stock - basic.......   (71,498)    43,396  $  (1.65)
                                                                       =========
   Diluted
    Effect of dilutive securities:
     Stock options...............................         -        338
     Warrants....................................         -         23
                                                   --------     ------
    Loss available to common stock - diluted.....  $(71,498)    43,757  $   (1.65)(b)
                                                   ========     ======  =========

1997
-------------------------------------------------
   Basic
    Net income...................................  $ 25,684
    Preferred stock dividends....................    (1,779)
                                                   --------
    Earnings available to common stock - basic...    23,905     39,773  $    0.60
                                                                        =========
   Diluted
    Effect of dilutive securities:
      Stock options..............................         -        451
     Warrants....................................         -          3
      5 1/4% convertible subordinated notes......        46        115
                                                   --------     ------
    Earnings available to common stock - diluted.  $ 23,951     40,342  $    0.59
                                                   ========     ======  =========

  (a) Based on common shares outstanding at December 31, 1999, potential conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $35.4 million and when quarterly earnings available to common stock exceeds approximately $8.8 million.
  (b) Because of the antidilutive effect of dilutive securities on loss per common share, diluted loss available to common stock is the same as basic.


10.  Supplemental Cash Flow Information

     The consolidated statements of cash flows exclude the following non-cash transactions :

     - Issuance of warrants in 1997 to purchase 944,284 shares of common stock and exchange of properties valued at $14.3 million, as partial consideration for producing properties acquired

     - Conversion of $29.7 million principal amount of 5 1/4% convertible subordinated notes into 2,892,363 shares of common stock in 1997

     - The Cook Inlet Acquisition on September 30, 1998, a purchase of oil-producing properties for 1,921,850 shares of common stock, a related effective guarantee of $20 per share value and a $6 million note payable

     - Purchase of a 50% interest in Spring Holding Company, Inc. on July 1, 1999 in exchange for 3,720,000 shares of common stock, valued at $42.5 million

     -  Performance shares activity including:

        -  Grants of 141,813 shares in 1999, 82,125 shares in 1998 and 180,000 shares in 1997 to key employees and nonemployee directors

        -  Vesting of 81,000 shares in 1998 and 243,000 shares in 1997

       - Forfeiture of 12,000 shares in 1999

     - Receipt of common stock of 49,122 shares (valued at $721,000) in 1999, 8,904 shares (valued at $181,000) in 1998 and 421,212 shares (valued at $5,430,000) in 1997 for the option price of exercised stock options and royalty trust options

     Interest payments in 1999 totaled $70,500,000 (including $1,353,000 of capitalized interest), $57,200,000 in 1998 (including $1,070,000 of capitalized interest) and $21,276,000 in 1997 (including $1,185,000 of capitalized interest). Income tax payments were $941,000 in 1997; net income tax refunds were $322,000 during 1999 and $454,000 during 1998.


11.  Employee Benefit Plans

     401(k) Plan

     The Company sponsors a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. The Company matches employee contributions of up to 10% of wages (8% of wages prior to January 1, 1998). Employee contributions vest immediately while the Company's matching contributions vest 100% upon the earlier of three consecutive years of participation in the plan or five years of service. All employees over 21 years of age may participate. Company contributions under the plan were $2,514,000 in 1999, $1,766,000 in 1998 and $1,180,000 in 1997.

     1991 Stock Incentive Plan

     A total of 1,012,500 incentive units ("units") have been granted to directors, officers and other key employees under the 1991 Stock Incentive Plan ("1991 Plan"). Units consist of a stock option and a stock appreciation right ("SAR"). An option provides the right to purchase one share of common stock at the exercise price, which generally is the market price at the date the unit is granted. A SAR entitles the recipient to a payment equal to twice the excess of the market price of one share of common stock on the date the option is exercised over the exercise price. As of December 31, 1999, there are 3,341 units available for grant under the 1991 Plan. General and administrative expense includes a reduction of stock incentive compensation related to SARs of $9,000 in 1999, $299,000 in 1998, and stock incentive compensation expense of $359,000 in 1997. SAR cash payments were $180,000 in 1998 and $288,000 in 1997.

     1994 and 1997 Stock Incentive Plans

     Under the 1994 Stock Incentive Plan ("1994 Plan") and the 1997 Stock Incentive Plan ("1997 Plan"), a total of 2,250,000 shares of common stock may be issued under each plan to directors, officers and other key employees pursuant to grants of stock options or performance shares of common stock ("performance shares"). At December 31, 1999, there are 27,878 shares available for grant under the 1994 Plan and 53,124 shares available for grant under the 1997 Plan. Options vest and become exercisable on terms specified when granted by the compensation committee ("the Committee") of the Board of Directors. Options granted under the 1994 Plan are not exercisable six months before or ten years after its grant date. Options granted under the 1994 Plan and the 1997 Plan generally vest in equal amounts over five years, with provisions for earlier vesting if specified performance requirements are met. In May 1998, all options under the 1994 Plan vested by resolution of the Board of Directors. As of December 31, 1999, there are 382,875 outstanding stock options under the 1997 Plan that vest when the common stock price reaches $25.

     1998 Stock Incentive Plan

     In May 1998, the stockholders approved the 1998 Stock Incentive Plan ("1998 Plan") under which 6,000,000 shares of common stock are available for grant. Grants under the 1998 Plan are subject to the provision that outstanding stock options and performance shares under all the Company's stock incentive plans cannot exceed 6% of the Company's outstanding common stock at the time such grants are made. During 1999, there were 349,125 stock options granted under the 1998 Plan. During 1998, 810,375 stock options were designated to be granted to specific optionees upon each of their exercises of all outstanding vested options granted under the 1997 Plan. Stock options generally vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting when the common stock price reaches specified levels.

     Performance Shares

     Performance shares granted under the 1994, 1997 and 1998 Plans are subject to restrictions determined by the Committee and are subject to forfeiture if performance targets are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other stockholders. The Company issued performance shares to key employees totaling 130,000 in 1999, 72,000 in 1998 and 169,875 in 1997, of which 81,000 vested in 1998 and 243,000 vested in 1997 when the common stock price reached specified levels. In 1999, 12,000 performance shares issued in 1998 were forfeited. General and administrative expense includes compensation related to these performance share grants of $102,000 in 1999, $1.6 million in 1998 and $3.3 million in 1997. As of December 31, 1999, there are 130,000 performance shares that vest when the common stock price reaches $16.00 and 60,000 performance shares that vest when the common stock price reaches $22.50. In January 2000, 120,000 performance shares were granted that vest when the common stock price reaches $20.00. The Company also issued to nonemployee directors a total of 11,813 performance shares in 1999 and 10,125 performance shares in each of 1998 and 1997, which vested upon grant.

     Royalty Trust Option Plans

     In May 1998, the stockholders approved the 1998 Royalty Trust Option Plan ("Option Plan"). Under the terms of the Option Plan, the Company may grant to key employees options to purchase units of beneficial interest in one or more royalty trusts that may be established by the Company. Such options will allow the purchase of royalty trust units at fair market value on the date of grant in an aggregate amount not to exceed $12 million. In December 1998, the Company granted options to purchase 1,263,000 Hugoton Royalty Trust units at a price of $9.50 per unit, or a total of $12 million. During 1999, an option to purchase 73,684 units was exercised, resulting in compensation expense of $60,000 (Note
12). Upon forfeiture of an option to purchase 147,000 units in January 2000, 174,000 options to purchase units were granted at a price of $8.03 per unit. The Company formed the 1999 Royalty Trust Option Plan in anticipation of creating a new royalty trust in 1999. To date, the new trust has not been created and there are no outstanding grants under the 1999 Royalty Trust Option Plan.

     Unit/Option Activity and Balances

     The following summarizes unit and option activity and balances from 1997 through 1999:

                                                                           1994, 1997
                                                   Weighted                 and 1998
                                                   Average   1991 Plan       Plans
                                                   Exercise  Incentive       Stock
                                                    Price      Units        Options
                                                 ----------  ---------    -----------
     1997
     ------------------------------------------
         Beginning of year.....................  $     7.32     50,963      1,486,996
           Grants..............................       12.11          -      1,757,250
           Exercises...........................        6.75    (26,213)      (897,234)
           Forfeitures.........................        8.79          -        (18,315)
                                                             ---------    -----------
         End of year...........................       11.11     24,750      2,328,697
                                                             =========    ===========
         Exercisable at end of year............       10.96     24,750      1,119,044
                                                             =========    ===========
     1998
     ------------------------------------------
         Beginning of year.....................  $    11.11     24,750      2,328,697
           Grants..............................       17.52          -      1,395,750
           Exercises...........................       11.64     (6,750)    (1,081,711)
           Forfeitures.........................       17.19          -        (21,750)
                                                             ---------    -----------
         End of year...........................       14.23     18,000      2,620,986
                                                             =========    ===========
         Exercisable at end of year............       11.03     18,000      1,351,236
                                                             =========    ===========
     1999
     ------------------------------------------
         Beginning of year.....................  $    14.23     18,000      2,620,986
           Grants..............................       10.67          -        409,875
           Exercises...........................        6.86          -        (10,462)
           Forfeitures.........................       11.63     (9,000)       (19,575)
                                                             ---------    -----------
         End of year...........................       13.80      9,000      3,000,824
                                                             =========    ===========
         Exercisable at end of year............       11.09      9,000      1,330,574
                                                             =========    ===========


     The following summarizes information about outstanding units and options at December 31, 1999:


                                 Units/Options Outstanding        Units/Options Exercisable
                              -------------------------------     -------------------------
                                         Weighted    Weighted                     Weighted
                                          Average    Average                      Average
        Range of                         Remaining   Exercise                     Exercise
     Exercise Prices            Number     Term       Price         Number        Price
     ---------------          ---------  ---------   --------     ---------       ---------
     1991 Plan
       $5.32 - $7.58              9,000  2.1 years   $   5.43         9,000        $   5.43

     1994, 1997 and
     1998 Plans
       $6.61 - $7.89            283,053  6.3 years       7.24       222,303            7.25
       $9.67 - $10.92           264,521  6.4 years       9.68       264,521            9.68
       $11.15 - $13.40        1,107,875  8.2 years      11.94       743,250           12.21
       $15.53 - $18.22        1,345,375  8.4 years      17.59       100,500           15.54
                              ---------                           ---------
                              3,009,824                           1,339,574
                              =========                           =========

     Estimated Fair Value of Grants

     Using the Black-Scholes option-pricing model and the following assumptions, the weighted average fair value of option grants was estimated to be $6.40 in 1999, $6.82 in 1998 and $5.05 in 1997.

                                            1999      1998      1997
                                          --------  --------  --------

       Risk-free interest rates.........      5.8%      5.6%      6.4%
       Dividend yield...................      3.0%      3.2%      1.6%
       Weighted average expected lives..  5 years   5 years   5 years
       Volatility.......................       91%       52%       47%

     Pro Forma Effect of Recording Stock-Based Compensation at Estimated Fair Value

     The following are pro forma earnings (loss) available to common stock and earnings (loss) per common share for 1999, 1998 and 1997, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS 123, Accounting for Stock-Based
Compensation:

(in thousands, except per share data)
                                                                  1999       1998        1997
                                                                --------   ---------   --------
     Earnings (loss) available to common stock:
       As reported...............................               $ 44,964   $ (71,498)  $ 23,905
       Pro forma.................................               $ 40,373   $ (75,785)  $ 21,646

     Earnings (loss) per common share:
       Basic    As reported......................               $   0.96   $   (1.65)  $   0.60
                Pro forma........................               $   0.86   $   (1.75)  $   0.54

       Diluted  As reported......................               $   0.95   $   (1.65)  $   0.59
                Pro forma........................               $   0.85   $   (1.75)  $   0.54


12.  Sale of Hugoton Royalty Trust Units

     In December 1998, the Company formed the Hugoton Royalty Trust by conveying 80% net profits interests in properties located in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40,000,000 units of beneficial interest. On April 8, 1999, the Company sold 15,000,000, or 37.5%, of the trust units in an initial public offering at a price of $9.50 per unit, less underwriters' discount and expenses. Pursuant to the underwriters' overallotment option, the Company sold an additional 2,004,000 trust units at $9.50 per unit less discount on May 7, 1999. Total net proceeds from the sale were $148.6 million, resulting in a gain of $40.3 million before income tax. Proceeds from the sale were used to reduce bank debt.

     In July 1999, an officer exercised options to purchase 73,684 Hugoton Royalty Trust units from the Company pursuant to the 1998 Royalty Trust Option Plan in exchange for 48,755 shares of Company common stock. The Company recognized a gain of $235,000 on this sale of trust units.


13.  Spring Holding Company Acquisition

     On July 1, 1999, the Company and Lehman Brothers Holdings, Inc. ("Lehman") acquired predominantly gas-producing properties in the Arkoma Basin through the purchase of the common stock of Spring Holding Company ("Spring"), a private oil and gas company located in Tulsa, Oklahoma for $85 million. The Company issued 3,720,000 shares of common stock for its ownership interest in Spring and Lehman contributed $42.5 million in cash. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. Pursuant to a put and call agreement, the Company purchased Lehman's interest on September 15, 1999 for $44.3 million, or $1.8 million in excess of the recorded minority interest, which excess was recorded as producing property cost. Property cost associated with the Spring acquisition totaled approximately $235 million, a portion of which was attributed to other than producing properties, including a gas gathering system, compressors, undeveloped leasehold cost and other tangible property. Cost of these other assets are depreciated over their useful lives, primarily using the unit-of-production method based on proved reserves for properties served by these assets. After purchase accounting adjustments, including a $14.1 million step-up adjustment for deferred income taxes, the cost of the properties was $257 million. Although the Company and Lehman had equal board representation and control of Spring, the Company's management controlled operations of the properties since July 1, 1999 and had the right to purchase Lehman's interest pursuant to the call agreement. The Company accordingly has consolidated its investment in Spring since July 1, 1999 using the purchase method of accounting, with recognition of Lehman's investment as a minority interest through September 14, 1999.


14.  Ocean Energy Acquisition

     On September 15, 1999, the Company and Lehman acquired predominantly gas-producing properties in the Arkoma Basin from affiliates of Ocean Energy, Inc. ("Ocean Energy Acquisition") for $231 million. The original purchase price of $235.3 million was reduced by estimated net revenue received between the July 1, 1999 effective date and the closing date. Additional purchase price adjustments may result from post-closing adjustments. All purchase costs will be allocated to oil and gas properties.

     The Company and Lehman each own 50% of Whitewine Holding Company ("Whitewine"), which was formed to acquire the Arkoma Basin properties. Lehman contributed $100 million in cash to Whitewine and the Company contributed $100 million in securities, including its common stock (Note 2). The purchase price was funded with $100 million from the jointly owned company and $131 million financed through a revolving credit agreement between Whitewine's wholly owned subsidiary, Summer Acquisition Company, and commercial banks. Although the Company and Lehman have equal board representation and control of Whitewine, the Company's management controls operations of the properties and the Company has the right to purchase Lehman's interest pursuant to the call agreement described below. Whitewine's financial results are consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest.

     The Company entered a put and call agreement with Lehman whereby the Company has the right to purchase Lehman's 50% interest in the Ocean Energy Acquisition from January 1, 2000 through September 15, 2000. If the

Company does not exercise its option on or before that date, Lehman has the right to sell its 50% interest to the Company on September 15, 2000. The option exercise price is Lehman's cost of $100 million plus an annualized return of 20%. The parties agreed to the put and call agreement in order to provide the Company a method of purchasing the remainder of the Ocean Energy Acquisition, and to provide Lehman a method to sell its interest, if either party determined it to be in its best interest. The Company plans to exercise its option to purchase Lehman's interest on March 31, 2000 for $111 million.

15.  Acquisitions and Dispositions

     On April 24, 1998, the Company acquired producing properties in the East Texas Basin from EEX Corporation ("East Texas Basin Acquisition") for $265 million. After purchase price adjustments primarily resulting from net revenues from the January 1, 1998 effective date through April 24, 1998, the properties were purchased for $245 million. In connection with the acquisition, the Company sold a production payment to EEX Corporation for $30 million. The production payment is payable from production from certain properties acquired in the East Texas Basin Acquisition during the 10-year period beginning January 1, 2002. EEX Corporation effectively pays all taxes, royalties and production expenses related to such production. The Company has the option to repurchase a portion of this production payment each December, beginning in 1998; this option was not exercised in December 1998 or 1999. The cost of the East Texas Basin Acquisition (net of the production payment sold) of $215 million was funded by bank borrowings which were partially repaid by proceeds from the sale of common stock.

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

     On March 1, 1999, the Company and Shell entered an amended agreement to postpone Shell's resale of Company common stock to no later than August 16, 1999. As agreed in this amendment, and in anticipation of repurchasing the common stock from Shell, the Company paid Shell $15 million and paid $5 million into escrow. The Company also entered into gas sales and transportation contracts that provide Shell purchase discounts with an estimated value of $7.5 million. These payments and contracts were recorded as reductions to equity. Deferred gas contract revenue of $7.5 million was also recorded which is being amortized to gas revenue as the discounts are taken by Shell. On July 15, 1999, the Company used the proceeds from a stock offering to repurchase the 1,921,850 shares of the Company's common stock owned by Shell. Proceeds from the sale of common stock exceeded the remaining amount due Shell under the $20 common stock price guarantee by approximately $15 million which was refunded to the Company and used to reduce bank debt.

     On November 20, 1998, the Company acquired primarily gas-producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for $33.4 million from Seagull Energy Corp. After purchase price adjustments primarily resulting from net revenues from the October 1, 1998 effective date through November 20, 1998, the properties were purchased for an estimated price of $31 million. Additional purchase price revisions may result from post-closing adjustments. The Company funded the acquisition with existing lines of credit.

     On May 4, 1999, the Company sold nonoperated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.9 million. The sale was effective March 1, 1999 and is subject to typical post-closing adjustments. The Company sold other nonoperated producing properties in June 1999 for approximately $15 million. Proceeds from the sales were used to reduce bank debt.

     On September 14, 1999, producing properties were sold for approximately $63.5 million before closing costs in two transactions. Cross Timbers sold primarily nonoperated properties in Oklahoma, the Permian Basin of West Texas and New Mexico and the Green River Basin of Wyoming for a total of $41 million, and Spring sold properties in the Panhandle area of Texas and in Coal County, Oklahoma for $22.5 million.

     Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the years ended December 31, 1999 and 1998 as if these acquisitions, the Spring Acquisition (Note 13), the Ocean Energy Acquisition (Note 14), and the sale of Hugoton Royalty Trust units (Note 12) and other properties, had been consummated on January 1, 1999 and immediately prior to January 1, 1998. These pro forma results are not necessarily indicative of future results.

(in thousands, except per share data)
                                                                 Pro Forma (Unaudited)
                                                              --------------------------------
                                                                 1999                  1998
                                                              ----------            ----------
         Revenues...................................          $  368,313            $  308,967
                                                              ==========            ==========
         Net income (loss)..........................          $   46,823            $  (62,741)
                                                              ==========            ==========
         Earnings (loss) available to common stock..          $   45,195            $  (64,520)
                                                              ==========            ==========
         Earnings (loss) per common share:
               Basic................................          $     0.93            $    (1.26)
                                                              ==========            ==========
               Diluted..............................          $     0.91            $    (1.26)
                                                              ==========            ==========

     Spring acquired a significant portion of its producing properties in July 1998. Pro forma results for the year ended December 31, 1998, as if this acquisition closed on January 1, 1998, are estimated to be: revenues of $326.3 million and loss available to common stock of $65.2 million.

     See Note 20.


16.  Supplemental Guarantor Information

     Redwine Holdings, LLC ("Redwine"), a wholly owned subsidiary of the Company, has signed a supplemental indenture, fully and unconditionally guaranteeing the Company's subordinated notes (Note 4) including interest. Redwine is not restricted from making distributions to the Company. Separate financial statements for Redwine have not been prepared because the Company has determined that information provided by such financial statements is not material to investors. In accordance with practices accepted by the Commission, and in order to provide meaningful financial data relating to Redwine, the guarantor, the following condensed consolidating financial statements are presented. The consolidating balance sheet, statement of operations and statement of cash flows present financial information for:

     - Cross Timbers Oil Company as the parent on a stand-alone basis (carrying any investments in subsidiaries under the equity method),

     - Redwine as the guarantor, as consolidated with its wholly owned subsidiary, Spring Holding Company, on a stand-alone basis,

     -  Non-guarantor subsidiaries of the Company on a consolidated basis,

     - Consolidation and elimination entries necessary to derive the information for the Company on a consolidated basis, and

     -  The Company on a consolidated basis.

     Redwine was formed in June 1999 by Lehman Brothers Holdings, Inc. to acquire the common stock of Spring Holding Company (Note 13). Upon Redwine's acquisition of Spring Holding Company in July 1999, the Company acquired a 50% interest in Redwine. Redwine's execution of the supplemental indenture related to the Company's debt securities was a result of the Company's acquisition of the remaining 50% in September 1999. Therefore, consolidating financial statements are presented for 1999 only.

Supplemental Condensed Consolidating Balance Sheet

(in thousands)

                                                                                       December 31, 1999
                                                               ---------------------------------------------------------------------
                                                               Cross Timbers
                                                               Oil Company   Guarantor    Non-Guarantor
                                                                (Parent)     Subsidiary   Subsidiaries  Eliminations  Consolidated
                                                               ------------  ----------   ------------  ------------  ------------
ASSETS

Current Assets:
 Cash and cash equivalents....................................   $       11    $  1,557      $   4,166     $       -    $    5,734
 Accounts receivable, net.....................................            -         759         68,239             -        68,998
 Investment in equity securities..............................          582           -         28,470             -        29,052
 Deferred income tax benefit..................................        1,763          34          2,371             -         4,168
 Other current assets.........................................        4,654         239            647             -         5,540
                                                                 ----------    --------      ---------     ---------    ----------
  Total Current Assets........................................        7,010       2,589        103,893             -       113,492
                                                                 ----------    --------      ---------     ---------    ----------

Property and Equipment, at cost - successful efforts method:
 Producing properties.........................................    1,176,420     229,494        229,969             -     1,635,883
 Undeveloped properties.......................................        6,508       3,850              -             -        10,358
 Gas gathering and other......................................       17,876       4,140         10,886             -        32,902
 Accumulated depreciation, depletion and amortization.........     (326,615)     (4,823)        (8,625)            -      (340,063)
                                                                 ----------    --------      ---------     ---------    ----------
  Net Property and Equipment..................................      874,189     232,661        232,230             -     1,339,080
                                                                 ----------    --------      ---------     ---------    ----------

Other Assets..................................................       19,683       1,798          3,028             -        24,509
                                                                 ----------    --------      ---------     ---------    ----------

Intercompany Receivable (Payable).............................      167,109      (1,238)      (165,871)            -             -
                                                                 ----------    --------      ---------     ---------    ----------

Investment in Parent..........................................            -           -         63,211       (63,211)            -
                                                                 ----------    --------      ---------     ---------    ----------

Investment in Subsidiaries....................................       48,916           -              -       (48,916)            -
                                                                 ----------    --------      ---------     ---------    ----------

TOTAL ASSETS..................................................   $1,116,907    $235,810      $ 236,491     $(112,127)   $1,477,081
                                                                 ==========    ========      =========     =========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities.....................   $    1,130    $ 15,225      $  52,582     $       -    $   68,937
 Other current liabilities....................................        2,542           -          2,739             -         5,281
                                                                 ----------    --------      ---------     ---------    ----------
  Total Current Liabilities...................................        3,672      15,225         55,321             -        74,218
                                                                 ----------    --------      ---------     ---------    ----------

Long-term Debt................................................      739,000     123,100        129,000             -       991,100
                                                                 ----------    --------      ---------     ---------    ----------

Deferred Income Taxes Payable (Receivable)....................       27,573      14,711        (16,309)            -        25,975
                                                                 ----------    --------      ---------     ---------    ----------

Other Long-term Liabilities...................................        5,634           -          2,325             -         7,959
                                                                 ----------    --------      ---------     ---------    ----------

Minority Interest in Consolidated Subsidiary..................            -           -        100,012             -       100,012
                                                                 ----------    --------      ---------     ---------    ----------

Stockholders' Equity:
 Preferred stock..............................................       28,468           -              -             -        28,468
 Common stock.................................................          628           -              -           (46)          582
 Additional paid-in capital...................................      459,733      85,040          4,460      (152,665)      396,568
 Treasury stock...............................................     (119,387)          -              -             -      (119,387)
 Retained earnings (deficit)..................................      (28,414)     (2,266)       (38,318)       40,584       (28,414)
                                                                 ----------    --------      ---------     ---------    ----------
  Total Stockholders' Equity..................................      341,028      82,774        (33,858)     (112,127)      277,817
                                                                 ----------    --------      ---------     ---------    ----------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY......................   $1,116,907    $235,810      $ 236,491     $(112,127)   $1,477,081
                                                                 ==========    ========      =========     =========    ==========

Supplemental Consolidating Statement of Income

(in thousands)

                                                                      Year Ended December 31, 1999
                                                 ----------------------------------------------------------------------
                                                 Cross Timbers
                                                 Oil Company      Guarantor    Non-Guarantor
                                                  (Parent)        Subsidiary   Subsidiaries   Eliminations   Consolidated
                                                 -----------      ----------   ------------   ------------   ------------
REVENUES

Oil and condensate..............................  $   85,839       $     141     $      624      $       -     $   86,604
Gas and natural gas liquids.....................     207,364          19,161         12,531              -        239,056
Gas gathering, processing and marketing.........           -             569         10,075              -         10,644
Other...........................................       5,283             (80)          (212)             -          4,991
                                                  ----------       ---------     ----------      ---------     ----------

Total Revenues..................................     298,486          19,791         23,018              -        341,295
                                                  ----------       ---------     ----------      ---------     ----------

EXPENSES

Production......................................      70,637           3,654          1,819              -         76,110
Taxes, transportation and other.................      31,940             675          1,066              -         33,681
Exploration.....................................         887              14              3              -            904
Depreciation, depletion and amortization........      94,227          11,731          6,406              -        112,364
Gas gathering and processing....................           -             186          8,557              -          8,743
General and administrative......................       9,490           1,103          3,498              -         14,091
                                                  ----------       ---------     ----------      ---------     ----------

Total Expenses..................................     207,181          17,363         21,349              -        245,893
                                                  ----------       ---------     ----------      ---------     ----------

OPERATING INCOME................................      91,305           2,428          1,669              -         95,402
                                                  ----------       ---------     ----------      ---------     ----------

OTHER INCOME (EXPENSE)

Gain on sale of Hugoton Royalty Trust units.....      40,566               -              -              -         40,566
Gain (loss) on investment in equity securities..         426               -         (1,575)             -         (1,149)
Interest expense, net...........................     (55,679)         (6,184)        (2,351)             -        (64,214)
Equity in loss from subsidiaries................      (3,875)              -              -          3,875              -
                                                  ----------       ---------     ----------      ---------     ----------

Total Other Income (Expense)....................     (18,562)         (6,184)       ( 3,926)         3,875        (24,797)
                                                  ----------       ---------     ----------      ---------     ----------

INCOME (LOSS) BEFORE INCOME TAX
 AND MINORITY INTEREST..........................      72,743          (3,756)        (2,257)         3,875         70,605

Income Tax Expense (Benefit)....................      26,000          (1,375)          (660)             -         23,965
Minority interest in net loss (income)
 of consolidated subsidiaries...................           -             115            (12)             -            103
                                                  ----------       ---------     ----------      ---------     ----------

NET INCOME (LOSS)...............................      46,743          (2,266)        (1,609)         3,875         46,743

Preferred stock dividends.......................       1,779               -              -              -          1,779
                                                  ----------       ---------     ----------      ---------     ----------

EARNINGS (LOSS) AVAILABLE
 TO COMMON STOCK................................  $   44,964       $  (2,266)    $   (1,609)     $   3,875     $   44,964
                                                  ==========       =========     ==========      =========     ==========


Supplemental Condensed Consolidating Statement of Cash Flows

(in thousands)

                                                                      Year Ended December 31, 1999
                                                            -------------------------------------------------------
                                                            Cross Timbers
                                                             Oil Company    Guarantor    Non-Guarantor
                                                              (Parent)      Subsidiary   Subsidiaries      Total
                                                            -------------   ----------   -------------   ----------
Cash Provided by Operating Activities.....................   $     97,812    $  11,859    $     23,630    $ 133,301
                                                             ------------    ---------    ------------    ---------

Investing Activities

   Proceeds from sale of Hugoton Royalty Trust units......        148,570            -               -      148,570
   Proceeds from sale of property and equipment...........         87,647       21,769           1,084      110,500
   Property acquisitions..................................        (12,503)        (261)       (257,462)    (270,226)
   Purchase of Spring Holding Company.....................              -      (42,540)              -      (42,540)
   Development costs......................................        (85,294)      (5,271)           (160)     (90,725)
   Gas plant, gathering and other additions...............         (5,300)      (1,599)         (3,580)     (10,479)
   Loans to officers......................................         (1,470)           -               -       (1,470)
                                                             ------------    ---------    ------------    ---------

Cash Used by Investing Activities.........................        131,650      (27,902)       (260,118)    (156,370)
                                                             ------------    ---------    ------------    ---------

Financing Activities

   Proceeds from short- and long-term debt................        103,000       17,400         136,000      256,400
   Payments on short- and long-term debt..................       (289,962)     (42,300)         (7,000)    (339,262)
   Purchase of minority interest..........................        (42,385)           -               -      (42,385)
   Contributions from minority interests..................              -       42,500         100,000      142,500
   Common stock offering..................................         29,668            -               -       29,668
   Dividends..............................................         (4,950)           -               -       (4,950)
   Purchases of treasury stock and other..................        (25,501)           -               -      (25,501)
                                                             ------------    ---------    ------------    ---------

Cash Provided by Financing Activities.....................       (230,130)      17,600         229,000       16,470
                                                             ------------    ---------    ------------    ---------

Increase (Decrease) in Cash
 and Cash Equivalents.....................................           (668)       1,557          (7,488)      (6,599)

Cash and Cash Equivalents, January 1......................            679            -          11,654       12,333
                                                             ------------    ---------    ------------    ---------

Cash and Cash Equivalents, December 31....................   $         11    $   1,557    $      4,166    $   5,734
                                                             ============    =========    ============    =========

17.   Restatement of Financial Statements

     Pursuant to completion of a review of the Company's financial statements by the Securities and Exchange Commission in March 2000, the Company has restated its consolidated balance sheet as of December 31, 1998, its consolidated statement of stockholders' equity for the year ended December 31, 1998 and its interim 1999 income statements. These restatements were made to reflect a change in accounting for the Cook Inlet Acquisition for technical compliance with business combination accounting prescribed by Accounting Principles Board Opinion No. 16. As disclosed in Note 15, the Company issued common stock to Shell subject to a $20 per share price guarantee, and by July 1999, the Company had repurchased the common shares and made other payments to Shell to satisfy its obligation under the guarantee. The Company also issued a $6 million non-interest bearing note payable to Shell, payments under which were contingent upon oil prices reaching specified levels. This note was fully paid by September 1999.

     The Company originally recorded the common stock issued to Shell as equity only to the extent of its current value at the balance sheet date. The difference between the current value of the common stock and the $20 price guarantee was conservatively recorded as an accrued current liability, which was $24 million at December 31, 1998. The note payable was recorded at its face value of $6 million. As restated, the common shares issued to Shell are recorded in additional paid-in capital at $20 per share until cash and gas contract settlements were made with Shell. This change in accounting resulted in an increase to stockholders' equity of $24 million at December 31, 1998 and no change to equity after the guarantee was settled in July 1999. Also, the note payable is restated at its fair value, based on oil prices at the balance sheet date, with the difference recorded as an adjustment to property. The interim 1999 income statements are restated to include changes in the note value in income and to expense interest paid to Shell upon settlement which originally had been capitalized. Because these adjustments were previously recorded in fourth quarter 1999 results, there is no change to 1999 annual results of operations that the Company announced on February 3, 2000.

     The following are the effects of the restatement (in thousands):

                                                  As Previously
                                                    Reported                  As Restated
                                                 --------------               -----------
   Balance Sheet at December 31,1998

   Producing property...........................     $1,335,844                $1,335,255
   Accounts payable and accrued liabilities.....         93,583                    69,560
   Long-term debt...............................        921,000                   920,411
   Additional paid-in capital...................        338,503                   362,526


                                                            1999 Interim Income Statements (Unaudited)
                                     ------------------------------------------------------------------------------------------
                                          1st Quarter           2nd Quarter           3rd Quarter             4th Quarter
                                     --------------------  -------------------- ----------------------   ----------------------
                                          As                   As                    As                      As
                                     Previously    As      Previously     As     Previously     As        Previously      As
                                      Reported   Restated   Reported   Restated   Reported   Restated     Reported     Restated
                                     ---------   ---------  --------   ---------  --------   ----------   ----------   --------
Revenues............................  $ 69,507    $ 69,415  $ 65,504  $   65,550  $ 95,869   $   95,326     $110,415   $111,004
Operating income....................    12,330      12,238    10,711      10,757    33,665       33,122       38,696     39,285
Interest expense....................   (15,390)    (15,574)  (12,817)    (13,209)  (16,384)     (16,440)     (19,623)   (18,991)
Income before income tax............    (2,254)     (2,530)   43,967      43,621    19,907       19,308        8,985     10,206
Income tax expense (benefit)........      (792)       (884)   14,953      14,835     6,642        6,438        3,162      3,576
Earnings (loss) available
  to common stock...................    (1,907)     (2,091)   28,569      28,341    13,466       13,071        4,836      5,643
Earnings (loss) per common share:
  Basic.............................  $  (0.04)   $  (0.05) $   0.64  $     0.63  $   0.28   $     0.27     $   0.10   $   0.12
 Diluted............................     (0.04)      (0.05)     0.61        0.61      0.27         0.26         0.10       0.12


18.  Quarterly Financial Data (Unaudited)

     The following are summarized quarterly financial data for the years ended December 31, 1999 and 1998 (in thousands, except per share data):

                                                        Quarter
                                         ---------------------------------------
                                           1st       2nd       3rd        4th
                                         --------  --------  ---------  --------
1999 (Restated - Note 17)
---------------------------------------
     Revenues..........................  $ 69,415  $ 65,550  $ 95,326   $111,004
     Gross profit (a)..................  $ 15,154  $ 13,601  $ 36,420   $ 44,318
     Earnings (loss) available to
       common stock....................  $ (2,091) $ 28,341  $ 13,071   $  5,643
     Earnings (loss) per common share
       Basic...........................  $  (0.05) $   0.63  $   0.27   $   0.12
       Diluted.........................  $  (0.05) $   0.61  $   0.26   $   0.12
     Average shares outstanding........    44,727    44,733    48,914     48,831

1998
---------------------------------------
     Revenues..........................  $ 49,968  $ 61,652  $ 67,044   $ 70,822
     Gross profit (a)..................  $ 13,007  $ 14,510  $ 16,568   $  9,656
     Earnings (loss) available to
       common stock....................  $   (184) $    759  $(31,004)  $(41,069)
     Earnings (loss) per common share
       Basic...........................  $   0.00  $   0.02  $  (0.69)  $  (0.90)
       Diluted.........................  $   0.00  $   0.02  $  (0.69)  $  (0.90)
     Average shares outstanding........    39,046    43,940    44,765     45,440

     (a) Operating income before general and administrative expense.


19. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

     All of the Company's operations are directly related to oil and gas producing activities located in the United States.

     Costs Incurred Related to Oil and Gas Producing Activities

     The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes (in thousands):

                                                    1999      1998      1997
                                                  --------  --------  --------
    Acquisitions:
       Producing properties................       $505,912  $339,889  $251,663
       Undeveloped properties..............          4,182       514     3,964
    Development (a)........................         89,306    69,367    86,555
    Exploration:
       Geological and geophysical studies..            872     7,943     1,672
       Dry hole expense....................              -         -       316
       Rental expense and other............             32        91       100
                                                  --------  --------  --------

    Total..................................       $600,304  $417,804  $344,270
                                                  ========  ========  ========

     (a) Includes capitalized interest of $1,353,000 in 1999, $1,070,000 in 1998 and $800,000 in 1997.

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


                                                      Oil          Gas         Natural Gas
                                                    (Bbls)        (Mcf)     Liquids (Bbls)(a)
                                                  -----------   ---------   -----------------
Proved Reserves                                               (in thousands)

   December 31, 1996........................           42,440     540,538
     Revisions..............................             (989)    (14,182)                  -
     Extensions, additions and discoveries..            9,263     112,906                   -
     Production.............................           (3,980)    (49,587)                (80)
     Purchases in place.....................            3,195     248,040              13,890
     Sales in place.........................           (2,075)    (21,940)                  -
                                                       ------   ---------              ------
   December 31, 1997........................           47,854     815,775              13,810
     Revisions..............................           (5,893)     (5,429)              2,631
     Extensions, additions and discoveries..              821     172,059               1,875
     Production.............................           (4,598)    (83,847)             (1,222)
     Purchases in place.....................           16,331     311,260                  80
     Sales in place.........................               (5)       (594)                  -
                                                       ------   ---------              ------
   December 31, 1998........................           54,510   1,209,224              17,174
     Revisions..............................           10,792      60,011               1,838
     Extensions, additions and discoveries..            3,003     166,669               3,357
     Production.............................           (5,112)   (105,120)             (1,325)
     Purchases in place.....................            2,790     494,666                  20
     Sales in place.........................           (4,380)   (279,827)             (3,162)
                                                       ------   ---------              ------
   December 31, 1999........................           61,603   1,545,623              17,902
                                                       ======   =========              ======
  Proved Developed Reserves

   December 31, 1996........................           31,883     466,412
                                                       ======   =========

   December 31, 1997........................           33,835     677,710              11,494
                                                       ======   =========              ======

   December 31, 1998........................           42,876     968,495              14,000
                                                       ======   =========              ======

   December 31, 1999........................           48,010   1,225,014              13,781
                                                       ======   =========              ======

   (a) Proved reserves attributable to natural gas liquids were not considered significant prior to the Amoco Acquisition in December 1997 (Note 15). Natural gas liquids proved reserves as disclosed include only San Juan Basin properties purchased in this acquisition.

Standardized Measure of Discounted Future                   December 31
                                              --------------------------------------
 Net Cash Flows Relating to Proved Reserves      1999          1998          1997
                                              -----------   -----------   ----------
                                                          (in thousands)

   Future cash inflows......................  $ 5,113,094   $ 3,041,776   $2,604,453
   Future costs:............................
      Production............................   (1,549,401)   (1,135,789)    (979,317)
      Development...........................     (294,250)     (228,561)    (140,594)
                                              -----------   -----------   ----------
   Future net cash flows before income tax..    3,269,443     1,677,426    1,484,542
   Future income tax........................     (718,892)     (231,249)    (291,375)
                                              -----------   -----------   ----------
   Future net cash flows....................    2,550,551     1,446,177    1,193,167
   10% annual discount......................   (1,153,611)     (637,774)    (551,058)
                                              -----------   -----------   ----------

   Standardized measure (a).................  $ 1,396,940   $   808,403   $  642,109
                                              ===========   ===========   ==========

   (a) Before income tax, the year-end standardized measure (or discounted present value of future net cash flows) was $1,765,936,000 in 1999, $908,606,000 in 1998 and $782,322,000 in 1997.

Changes in Standardized Measure of
  Discounted Future Net Cash Flows             1999         1998        1997
                                            ----------   ---------   ---------
                                                       (in thousands)

   Standardized measure, January 1........  $  808,403   $ 642,109   $ 706,481
                                            ----------   ---------   ---------
   Revisions:.............................
     Prices and costs.....................     608,123    (184,568)   (388,559)
     Quantity estimates...................      62,033      65,600      55,497
     Accretion of discount................      79,647      71,942      86,845
     Future development costs.............    (113,110)   (104,636)   (120,073)
     Income tax...........................    (268,794)     40,011      99,455
     Production rates and other...........        (137)       (296)     (1,614)
                                            ----------   ---------   ---------
         Net revisions....................     367,762    (111,947)   (268,449)
   Extensions, additions and discoveries..     125,209      96,829      92,582
   Production.............................    (215,869)   (146,498)   (125,343)
   Development costs......................      70,275      56,904      73,062
   Purchases in place (a).................     414,759     271,806     207,387
   Sales in place (b).....................    (173,599)       (800)    (43,611)
                                            ----------   ---------   ---------
         Net change.......................     588,537     166,294     (64,372)
                                            ----------   ---------   ---------

   Standardized measure, December 31......  $1,396,940   $ 808,403   $ 642,109
                                            ==========   =========   =========

   (a) Generally based on the year-end present value (at year-end prices and costs) plus the cash flow received from such properties during the year, rather than the estimated present value at the date of acquisition.
   (b) Generally based on beginning of the year present value (at beginning of year prices and costs) less the cash flow received from such properties during the year, rather than the estimated present value at the date of sale.

     Year-end oil prices used in the estimation of proved reserves and calculation of the standardized measure were $24.17 for 1999, $9.50 for 1998 and $15.50 for 1997. Year-end average gas prices were $2.20 for 1999, $2.01 for 1998 and $2.20 for 1997. Year-end average natural gas liquids prices were $13.83 for 1999, $3.99 for 1998 and $11.07 for 1997. Proved oil and gas
reserves at December 31, 1999 include:

     . 1,700 Bbls of oil and 111,814,000 Mcf of gas and discounted present value before income tax of $91,127,000 related to a 50% minority interest in the Ocean Energy Acquisition at December 31, 1999. The Company plans to purchase the 50% minority interest on March 31, 2000.

     . 1,964,000 Bbls of oil and 232,429,000 Mcf of gas and discounted present value before income tax of $188,001,000 related to the Company's ownership of approximately 57% of Hugoton Royalty Trust units at December 31, 1999.

     . 783,000 Bbls of oil and 8,162,000 Mcf of gas and discounted present value before income tax of $13,742,000 related to the Company's ownership of approximately 22% of Cross Timbers Royalty Trust units at December 31, 1999.

     Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

     See Note 20.

20.  Subsequent Events

     On March 30, 2000, the Company sold primarily gas producing properties in Crockett County, Texas for $43 million. The Company has agreed to sell oil and gas producing properties in Lea County, New Mexico for $25.3 million on March 31, 2000. Sales prices are subject to post-closing adjustments. The Company plans to use the proceeds from these sales, sales of equity securities (Note 2) and a $25 million short-term bank loan to purchase Lehman's interest in Whitewine from Lehman on March 31, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cross Timbers Oil Company

We have audited the accompanying consolidated balance sheets of Cross Timbers Oil Company and its subsidiaries as of December 31, 1999 and 1998 (as restated, as described in Note 17), and the related consolidated statements of operations, comprehensive income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 17, 2000

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                  CROSS TIMBERS OIL COMPANY (PARENT COMPANY)
                                BALANCE SHEETS

(in thousands)                                                        December 31
                                                                ------------------------
                                                                   1999         1998
                                                                -----------  -----------
ASSETS

Current Assets:
 Cash and cash equivalents....................................  $       11   $      679
 Investment in equity securities..............................         582       14,434
 Deferred income tax benefit..................................       1,763        7,589
 Other current assets.........................................       4,654        5,208
                                                                ----------   ----------
   Total Current Assets.......................................       7,010       27,910
                                                                ----------   ----------

Property and Equipment, at cost - successful efforts method:
 Producing properties.........................................   1,176,420    1,335,255
 Undeveloped properties.......................................       6,508        6,845
 Gas gathering and other......................................      17,876       18,333
 Accumulated depreciation, depletion and amortization.........    (326,615)    (317,093)
                                                                ----------   ----------
   Net Property and Equipment.................................     874,189    1,043,340
                                                                ----------   ----------

Other Assets..................................................      19,683       17,656
                                                                ----------   ----------

Intercompany Receivable (Payable).............................     167,109       80,161
                                                                ----------   ----------

Investment in Subsidiaries....................................      48,916      (32,340)
                                                                ----------   ----------

TOTAL ASSETS..................................................  $1,116,907   $1,136,727
                                                                ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities.....................  $    1,130   $    7,120
 Other current liabilities....................................       2,542           75
                                                                ----------   ----------
   Total Current Liabilities..................................       3,672        7,195
                                                                ----------   ----------

Long-term Debt................................................     739,000      920,411
                                                                ----------   ----------

Deferred Income Taxes Payable (Receivable)....................      27,573        7,647
                                                                ----------   ----------

Other Long-term Liabilities...................................       5,634            -
                                                                ----------   ----------

Stockholders' Equity:
 Preferred stock..............................................      28,468       28,468
 Common stock.................................................         628          541
 Additional paid-in capital...................................     459,733      362,526
 Treasury stock...............................................    (119,387)    (118,555)
 Retained earnings (deficit)..................................     (28,414)     (71,506)
                                                                ----------   ----------
   Total Stockholders' Equity.................................     341,028      201,474
                                                                ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY....................  $1,116,907   $1,136,727
                                                                ==========   ==========


The Notes to Consolidated Financial Statements of Cross Timbers Oil Company
                   are an integral part of these Statements.
  See accompanying Note to Condensed Financial Information of the Registrant.

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                   CROSS TIMBERS OIL COMPANY (PARENT COMPANY)
                            STATEMENTS OF OPERATIONS

(in thousands, except per share data)
                                                                  Year Ended December 31
                                                              ---------------------------------
                                                                 1999         1998       1997
                                                              -----------  ----------  ---------
REVENUES

Oil and condensate..............................                $ 85,839   $  55,610   $ 73,954
Gas and natural gas liquids.....................                 207,364     182,587    110,104
Other...........................................                   5,283           3      1,410
                                                                --------   ---------   --------

Total Revenues..................................                 298,486     238,200    185,468
                                                                --------   ---------   --------

EXPENSES........................................

Production......................................                  70,637      63,148     43,580
Taxes, transportation and other.................                  31,940      29,105     16,405
Exploration.....................................                     887       8,034      2,088
Depreciation, depletion and amortization........                  94,227      83,040     47,201
Impairment......................................                       -       2,040          -
General and administrative......................                   9,490      10,295     12,716
Trust development costs.........................                       -       1,498        665
                                                                --------   ---------   --------

Total Expenses..................................                 207,181     197,160    122,655
                                                                --------   ---------   --------

OPERATING INCOME................................                  91,305      41,040     62,813
                                                                --------   ---------   --------

OTHER INCOME (EXPENSE)

Gain on sale of Hugoton Royalty Trust units.....                  40,566           -          -
Gain (loss) on investment in equity securities..                     426     (36,802)     1,735
Interest expense, net...........................                 (55,679)    (53,273)   (26,554)
Equity in income (loss) from subsidiaries.......                  (3,875)    (37,423)       608
                                                                --------   ---------   --------

Total Other Income (Expense)....................                 (18,562)   (127,498)   (24,211)
                                                                --------   ---------   --------

INCOME (LOSS) BEFORE INCOME TAX.................                  72,743     (86,458)    38,602

Income Tax Expense (Benefit)....................                  26,000     (16,739)    12,918
                                                                --------   ---------   --------

NET INCOME (LOSS)...............................                  46,743     (69,719)    25,684

Preferred stock dividends.......................                   1,779       1,779      1,779
                                                                --------   ---------   --------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK.......                $ 44,964   $ (71,498)  $ 23,905
                                                                ========   =========   ========




The Notes to Consolidated Financial Statements of Cross Timbers Oil Company
                  are an integral part of these Statements.
  See accompanying Note to Condensed Financial Information of the Registrant.

                                                                      SCHEDULE I

               CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

                  CROSS TIMBERS OIL COMPANY (PARENT COMPANY)
                           STATEMENTS OF CASH FLOWS

(in thousands)
                                                            Year Ended December 31
                                                      ----------------------------------
                                                         1999        1998        1997
                                                      ----------  ----------  ----------
Cash Provided (Used) by Operating Activities........  $  97,812   $ (63,391)  $  93,808
                                                      ---------   ---------   ---------

Investing Activities

 Proceeds from sale of Hugoton Royalty Trust units..    148,570           -           -
 Proceeds from sale of equity securities............          -           -      24,626
 Investment in equity securities....................          -           -      (6,479)
 Proceeds from sale of property and equipment.......     87,647       2,494      16,246
 Property acquisitions..............................    (12,503)   (296,390)   (238,294)
 Development costs..................................    (85,294)    (69,356)    (88,382)
 Gas plant, gathering and other additions...........     (5,300)     (5,851)    (14,799)
 Loans to officers..................................     (1,470)     (5,795)          -
                                                      ---------   ---------   ---------

Cash Used by Investing Activities...................    131,650    (374,898)   (307,082)
                                                      ---------   ---------   ---------

Financing Activities

 Proceeds from short- and long-term debt............    103,000     877,900     688,400
 Payments on short- and long-term debt..............   (289,962)   (496,938)   (437,430)
 Purchase of minority interest......................    (42,385)          -           -
 Common stock offering..............................     29,668     133,113           -
 Dividends..........................................     (4,950)     (8,460)     (7,571)
 Purchases of treasury stock and other..............    (25,501)    (66,658)    (30,204)
                                                      ---------   ---------   ---------

Cash Provided by Financing Activities...............   (230,130)    438,957     213,195
                                                      ---------   ---------   ---------

Increase (Decrease) in Cash and Cash Equivalents....       (668)        668         (79)

Cash and Cash Equivalents, January 1................        679          11          90
                                                      ---------   ---------   ---------

Cash and Cash Equivalents, December 31..............  $      11   $     679   $      11
                                                      =========   =========   =========




The Notes to Consolidated Financial Statements of Cross Timbers Oil Company
                   are an integral part of these Statements.
 See accompanying Note to Condensed Financial Information of the Registrant.

                                                                      SCHEDULE I

                           CROSS TIMBERS OIL COMPANY
           NOTE TO CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT


1.  Basis of Presentation

     Pursuant to the rules and regulations of the Securities and Exchange Commission, these Condensed Financial Statements of Cross Timbers Oil Company, the Registrant, do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. These Condensed Financial Statements should therefore be read in conjunction with the Consolidated Financial Statements and Notes thereto included in Part IV of this Form 10-K.

     Litigation contingencies disclosed in Note 6 of the Consolidated Financial Statements are contingencies of the Registrant, and debt of the Registrant is separately disclosed in Note 4 of the Consolidated Financial Statements. The Registrant has not received cash dividends from its subsidiaries during the three-year period ended December 31, 1999.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cross Timbers Oil Company

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The information contained in Schedule I is not a required part of the basic financial statements but is supplementary information required by the Securities and Exchange Commission. The information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Forth Worth, Texas
March 17, 2000

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March 2000.

                                  CROSS TIMBERS OIL COMPANY



                                  By          /s/ Bob R. Simpson
                                     --------------------------------------
                                     Bob R. Simpson, Chairman of the Board
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March 2000.


PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)             DIRECTORS



        /s/ Bob R. Simpson                        /s/ J. Luther King, Jr.
--------------------------------------        ----------------------------------
Bob R. Simpson, Chairman of the Board                 J. Luther King, Jr.
    and Chief Executive Officer



       /s/ Steffen E. Palko                         /s/ Jack P. Randall
--------------------------------------        ----------------------------------
  Steffen E. Palko, Vice Chairman of                    Jack P. Randall
      the Board and President



                                                    /s/ Scott G. Sherman
                                              ----------------------------------
                                                        Scott G. Sherman



      PRINCIPAL FINANCIAL OFFICER                PRINCIPAL ACCOUNTING OFFICER



       /s/ Louis G. Baldwin                        /s/ Bennie G. Kniffen
------------------------------------------  ------------------------------------
Louis G. Baldwin, Executive Vice President             Bennie G. Kniffen,
       and Chief Financial Officer          Senior Vice President and Controller

                                INDEX TO EXHIBITS

    Exhibit
      No.                              Description                               Page
   --------     ------------------------------------------------------------    ------
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

     4.2        Indenture dated as of April 1, 1997, between Cross Timbers Oil
                Company and The Bank of New York, as Trustee for the 9 1/4%
                Senior Subordinated Notes due 2007 (incorporated by reference to
                Exhibit 4.1 to Registration Statement of Form S-4, File No. 333-
                26603)

     4.3        Indenture dated as of October 28, 1997, between Cross Timbers
                Oil Company and the Bank of New York, as Trustee for the 8 3/4%
                Senior Subordinated Notes due 2009 (incorporated by reference to
                Exhibit 4.1 to Registration Statement on Form S-4, File No. 333-
                39097)

     4.4        Preferred Stock Purchase Rights Agreement between Cross Timbers
                Oil Company and ChaseMellon Shareholder Services, LLC
                (incorporated by reference to Exhibit 4.1 to Form 8-A dated
                September 8, 1998)

    10.1* Employment Agreement between the Company and Bob R. Simpson, dated February 21, 1995 (incorporated by reference to Exhibit
                10.6 to Form 10-K for the year ended December 31, 1994)

    10.2* Employment Agreement between the Company and Steffen E. Palko, dated February 21, 1995 (incorporated by reference to Exhibit
                10.7 to Form 10-K for the year ended December 31, 1994)

    10.3*       1991 Stock Incentive Plan (incorporated by reference to Exhibit
                10.7 to Registration Statement on Form S-1, File No. 33-59820)

    10.4* Form of grant under 1991 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to Registration Statement on Form S-1,
                File No. 33-59820)

    10.5*       Amended and Restated 1994 Stock Incentive Plan

    10.6* Form of grant under 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8,
                File No. 33-81766)

    10.7*       1997 Stock Incentive Plan, as amended February 15, 2000

    10.8*       Form of grant under 1997 Stock Incentive Plan, as amended
                February 25, 1998 (incorporated by reference to Exhibit 10.9 to
                Form 10-K for the year ended December 31, 1997)



    Exhibit
      No.                              Description                               Page
   --------     ------------------------------------------------------------    ------

     10.9*      1998 Stock Incentive Plan, as amended February 15, 2000

     10.10* Form of grant under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8,
                File No. 333-69977)

     10.11*     1998 Royalty Trust Option Plan (incorporated by reference to
                Exhibit B to the 1998 Proxy Statement filed on April 24, 1998)

     10.12*     Form of grant under 1998 Royalty Trust Option Plan

     10.13*     Management Group Employee Severance Protection Plan, as amended
                February 15, 2000

     10.14*     Employee Severance Protection Plan, as amended February 15, 2000


     10.15 Registration Rights Agreement among Cross Timbers Oil Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1,
                File No. 33-59820)

     10.16      Warrant Agreement dated December 1, 1997 by and between Cross
                Timbers Oil Company and Amoco Corporation (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended
                December 31, 1997)

     10.17      Amended and Restated revolving credit agreement, dated November
                16, 1998, between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.4 to Registration Statement on Form S-1, File No. 333-68441)

     10.18 First Amendment, dated May 17, 1999, to Amended and Restated revolving credit agreement dated November 16, 1998 between the Company and certain commercial banks names therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999)

     10.19 Second Amendment, dated June 9, 1999, to Amended and Restated revolving credit agreement dated November 16, 1998 between the Company and certain commercial banks names therein (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999)

     10.20 Third Amendment, dated June 17, 1999, to Amended and Restated revolving credit agreement dated November 16, 1998 between the Company and certain commercial banks names therein (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 1999)

     10.21 Fourth Amendment, dated August 15, 1999, to Amended and Restated revolving credit agreement dated November 16, 1998 between the Company and certain commercial banks names therein (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 1999)

     10.22      Revolving credit agreement, dated September 15, 1999, between
                Summer Acquisition Company and certain commercial banks named therein (incorporated by reference to Exhibit 99.1 to the
                Company's Current Report on Form 8-K/A filed on November 29,
                1999)


    Exhibit
      No.                              Description                               Page
   --------     ------------------------------------------------------------    ------

    10.23       Stockholders Agreement, dated September 15, 1999, among
                Whitewine Holding Company, LBI Group Inc. and Cross Timbers
                Trading Company (incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K/A filed on November 29,
                1999)

    10.24       Put and Call Agreement, dated September 15, 1999, by and between
                Cross Timbers Oil Company and LBI Group Inc. (incorporated by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K/A filed on November 29, 1999)

    10.25 Registration Rights Agreement, dated September 15, 1999, by and between Cross Timbers Oil Company and Whitewine Holding Company
                (incorporated by reference to Exhibit 99.4 to the Company's
                Current Report on Form 8-K/A filed on November 29, 1999)

    12.1 Computation of Ratio of Earnings to Fixed Charges (incorporated by reference to Exhibit 12.1 to Form 10-K for the year ended
                December 31, 1999)

    21.1 Subsidiaries of Cross Timbers Oil Company (incorporated by reference to Exhibit 21.1 to Form 10-K for the year ended
                December 31, 1999)

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