Form 10-Q
period 2000-03-31
CROSS TIMBERS OIL CO
filed 2000-05-15
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934



                 For the quarterly period ended March 31, 2000
                                                --------------

                                      OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10662
                                                -------


                           Cross Timbers Oil Company
            (Exact name of registrant as specified in its charter)


                  Delaware                                 75-2347769
      -----------------------------------                 -------------
        (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

 810 Houston Street, Suite 2000, Fort Worth, Texas                  76102
 -------------------------------------------------                 ------
     (Address of principal executive offices)                    (Zip Code)

                              (817) 870-2800
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
              --------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
            Class                         Outstanding as of May 1, 2000
     --------------------                 -----------------------------
Common stock, $.01 par value                         46,053,857

================================================================================

                           CROSS TIMBERS OIL COMPANY
            Form 10-Q for the Quarterly Period Ended March 31, 2000


                                     INDEX

                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements

          Consolidated Balance Sheets
           at March 31, 2000 and December 31, 1999..........................  3

          Consolidated Statements of Operations
           for the Three Months Ended March 31, 2000 and 1999...............  4

          Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2000 and 1999...............  5

          Notes to Consolidated Financial Statements........................  6

          Report of Independent Public Accountants.......................... 11

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................... 12

Item 3.   Quantitative and Qualitative Disclosure about Market Risk......... 17

PART II.  OTHER INFORMATION

 Item 6.  Exhibits and Reports on Form 8-K.................................. 18

          Signatures........................................................ 19

                                                   PART I. FINANCIAL INFORMATION
CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
--------------------------------------------------------------------------------
(in thousands, except shares)

                                                                                          March 31,
                                                                                            2000         December 31,
                                                                                         (Unaudited)         1999
                                                                                         -----------     ------------
ASSETS

Current Assets:
 Cash and cash equivalents...........................................................    $   10,392          $    5,734
 Accounts receivable, net............................................................        81,415              68,998
 Investment in equity securities.....................................................         1,650              29,052
 Deferred income tax benefit.........................................................         3,083               4,168
 Other current assets................................................................         4,719               5,540
                                                                                         ----------          ----------
  Total Current Assets...............................................................       101,259             113,492
                                                                                         ----------          ----------
Property and Equipment, at cost - successful efforts method:
 Producing properties................................................................     1,604,041           1,635,883
 Undeveloped properties..............................................................        10,829              10,358
 Gas gathering and other.............................................................        33,729              32,902
                                                                                         ----------          ----------
  Total Property and Equipment.......................................................     1,648,599           1,679,143
 Accumulated depreciation,
  depletion and amortization.........................................................      (350,481)           (340,063)
                                                                                         ----------          ----------
  Net Property and Equipment.........................................................     1,298,118           1,339,080
                                                                                         ----------          ----------
Other Assets.........................................................................        16,334              16,817
                                                                                         ----------          ----------
Loans to Officers....................................................................         7,761               7,692
                                                                                         ----------          ----------
TOTAL ASSETS.........................................................................    $1,423,472          $1,477,081
                                                                                         ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities............................................    $   83,562          $   68,937
 Payable to royalty trusts...........................................................         3,786               2,739
 Other current liabilities...........................................................         3,760               2,542
                                                                                         ----------          ----------
  Total Current Liabilities..........................................................        91,108              74,218
                                                                                         ----------          ----------
Long-term Debt.......................................................................       990,500             991,100
                                                                                         ----------          ----------
Deferred Income Taxes Payable........................................................        41,905              25,975
                                                                                         ----------          ----------
Other Long-term Liabilities..........................................................         9,309               7,959
                                                                                         ----------          ----------
Commitments and Contingencies (Note 4)

Minority Interest in Consolidated  Subsidiary                                                  -                100,012
                                                                                         ----------          ----------

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value, 25,000,000 shares
  authorized, 1,138,729  issued at liquidation value of $25).........................        28,468              28,468
Common stock ($.01 par value, 100,000,000 shares authorized,
  58,308,501 and 58,188,501 shares issued)...........................................           583                 582
 Additional paid-in capital..........................................................       398,894             396,568
 Treasury stock (11,523,602 and 9,299,382 shares)....................................      (141,666)           (119,387)
 Retained earnings (deficit).........................................................         4,371             (28,414)
                                                                                         ----------          ----------
   Total Stockholders' Equity........................................................       290,650             277,817
                                                                                         ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...........................................    $1,423,472          $1,477,081
                                                                                         ==========          ==========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)             Three Months Ended
                                                       March 31,
                                                  -------------------
                                                    2000       1999
                                                  --------   --------
REVENUES

 Oil and condensate..........................     $ 31,083   $ 15,768
 Gas and natural gas liquids.................       80,746     51,964
 Gas gathering, processing and marketing.....        1,638      1,792
 Other.......................................         (141)      (109)
                                                  --------   --------

 Total Revenues..............................      113,326     69,415
                                                  --------   --------

EXPENSES

 Production..................................       19,918     18,491
 Taxes, transportation and other.............       10,835      7,208
 Exploration.................................          362        209
 Depreciation, depletion and amortization....       31,937     26,176
 Gas gathering and processing................        2,233      2,177
 General and administrative..................        7,361      2,916
                                                  --------   --------

 Total Expenses..............................       72,646     57,177
                                                  --------   --------

OPERATING INCOME.............................       40,680     12,238
                                                  --------   --------

OTHER INCOME (EXPENSE)

 Gain on property sales......................       18,979       -
 Gain on investment in equity securities.....       13,092        806
 Loss in derivative fair value...............       (3,044)      -
 Interest expense, net.......................      (18,637)   (15,574)
                                                  --------   --------

 Total Other Income (Expense)................       10,390    (14,768)
                                                  --------   --------

INCOME (LOSS) BEFORE INCOME TAX
 AND MINORITY INTEREST.......................       51,070     (2,530)
                                                  --------   --------

INCOME TAX

 Current.....................................          284        (30)
 Deferred....................................       17,015       (854)
                                                  --------   --------

 Total Income Tax Expense (Benefit)..........       17,299       (884)
                                                  --------   --------

MINORITY INTEREST
 in Net Income of Consolidated Subsidiaries..          (59)      -
                                                  --------   --------

NET INCOME (LOSS)............................       33,712     (1,646)

 Preferred Stock Dividends...................         (445)      (445)
                                                  --------   --------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK....     $ 33,267   $ (2,091)
                                                  ========   ========

EARNINGS (LOSS) PER COMMON SHARE

 Basic.......................................     $   0.69   $  (0.05)
                                                  ========   ========
 Diluted.....................................     $   0.66   $  (0.05)
                                                  ========   ========

DIVIDENDS DECLARED PER COMMON SHARE..........     $   0.01   $   0.01
                                                  ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...       48,294     44,727
                                                  ========   ========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------
(in thousands)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                 ----------------------
                                                                                    2000        1999
                                                                                 ----------  ----------
OPERATING ACTIVITIES

 Net income (loss).............................................................  $  33,712   $ (1,646)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation, depletion and amortization....................................     31,937     26,176
   Stock incentive compensation................................................      2,400        (16)
   Deferred income tax.........................................................     17,015       (854)
   (Gain) loss on investment in equity securities and from sale of properties..    (33,527)    (2,820)
   Derivative fair value loss..................................................      3,044        -
   Minority interest in net income of consolidated subsidiaries................         59        -
   Other non-cash items........................................................        728      1,072
 Changes in operating assets and liabilities (a)...............................     45,419      2,230
                                                                                 ---------   --------
 Cash Provided by Operating Activities.........................................    100,787     24,142
                                                                                 ---------   --------

INVESTING ACTIVITIES

 Proceeds from sale of property and equipment..................................     67,645         74
 Property acquisitions.........................................................    (13,359)    (4,244)
 Development costs.............................................................    (25,374)   (21,254)
 Gas gathering and other additions.............................................     (1,216)    (1,330)
 (Loans to) repayments from officers...........................................         60       (530)
                                                                                 ---------   --------
 Cash Provided (Used) by Investing Activities..................................     27,756    (27,284)
                                                                                 ---------   --------

FINANCING ACTIVITIES

 Proceeds from short- and long-term debt.......................................     41,900      7,000
 Payments on short- and long-term debt.........................................    (42,500)    (4,000)
 Dividends.....................................................................       (934)    (2,233)
 Purchase minority interest....................................................   (100,071)      -
 Purchases of treasury stock...................................................    (22,280)      -
                                                                                 ---------   --------
 Cash Provided (Used) by Financing Activities..................................   (123,885)       767
                                                                                 ---------   --------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............................      4,658     (2,375)

Cash and Cash Equivalents, Beginning of Period.................................      5,734     12,333
                                                                                 ---------   --------

Cash and Cash Equivalents, End of Period.......................................  $  10,392   $  9,958
                                                                                 =========   ========

(a)  Changes in Operating Assets and Liabilities
         Accounts receivable...................................................  $(12,655)   $  6,210
         Investment in equity securities.......................................    41,719      18,233
         Other current assets..................................................       821       1,418
         Accounts payable, accrued liabilities and payable to royalty trusts...    15,547     (24,772)
         Other current liabilities.............................................       (13)       -
         Other long-term liabilities...........................................      -          1,141
                                                                                 --------    --------

                                                                                 $ 45,419    $  2,230
                                                                                 ========    ========

         See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.   Interim Financial Statements

     The accompanying consolidated financial statements of Cross Timbers Oil Company, with the exception of the consolidated balance sheet at December 31, 1999, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2000, its results of operations and its cash flows for the three months ended March 31, 2000 and 1999. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

     Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

Comprehensive Income

     During the three months ended March 31, 2000 and 1999, there were no reportable elements of comprehensive income other than net income.


2.   Investment in Equity Securities

     In 1998, the Company purchased what it believed to be undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. A portion of these securities were sold in 1998 and 1999. During the first quarter of 2000, the Company sold most of its remaining investment in equity securities for $41.7 million, resulting in a gain of $13.1 million. Remaining equity securities had a value of $1.8 million at May 1, 2000.

     The following are components of gain on investment in equity securities (in thousands):

                                                                 Three Months Ended
                                                                      March 31,
                                                                --------------------
                                                                  2000       1999
                                                                --------   ---------
Realized gains (losses) on sale of securities:
 Gains.......................................................   $  4,683   $   -
 Losses......................................................    (30,419)   (23,042)
                                                                --------   --------
 Net gains (losses)..........................................    (25,736)   (23,042)

Changes in unrealized gains and losses.......................     40,053     25,546

Interest expense related to investment in equity securities..     (1,225)    (1,698)
                                                                --------   --------

Gain on investment in equity securities......................   $ 13,092   $    806
                                                                ========   ========

3.   Long-term Debt

     On March 31, 2000, the Company borrowed $20 million from commercial banks under a $25 million term loan due no later than June 30, 2000, to partially fund the purchase of Lehman's 50% interest in Whitewine (Note 9). On May 12, 2000, the Company entered into a new revolving credit agreement ("loan agreement") with commercial banks with a commitment of $800 million. Proceeds of the loan agreement were used to fully repay the term loan, as well as separate bank debt of the Company's subsidiaries, Spring Holding Company and Summer Acquisition Company. The term loan has been classified as long-term debt in the accompanying consolidated balance sheet at March 31, 2000 since it was repaid with proceeds from long-term borrowings. Following the consolidation of bank debt, borrowings at May 12, 2000 under the loan agreement were $716 million with unused borrowing capacity of $84 million. Borrowings under the loan agreement are due May 12, 2005. The interest rate of 8.1% at May 12, 2000 is based on the London Interbank Offered Rate plus 1 5/8%. The credit facility is secured by the Company's producing properties. Other significant provisions of the loan agreement remain unchanged from the previous revolving credit agreement.

4.   Commitments and Contingencies

Commodity Commitments

     The Company has entered gas futures contracts that effectively fix prices and call options that provide ceiling prices for the production and periods shown below. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. See "Oil and Gas Production and Prices" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                Futures Contracts              Call Options
                                            ------------------------     -------------------------
                                               Mcf       Fixed Price        Mcf      Ceiling Price
              Production Period              per Day       per Mcf        per Day       per Mcf
     ---------------------------------      ---------   ------------     ---------   -------------
     2000     May                            270,000    $    2.86            -             -
              June                           270,000         2.86         10,000     $    2.91
              July to August                  50,000     2.33 - 2.35      10,000          2.91
              September                       50,000         2.32         20,000      2.91 - 4.00
              October                         50,000         2.41         10,000          2.91
              November                        70,000         2.44         10,000          3.80
              December                        70,000         2.42            -             -
     2001     January                         40,000         2.31         50,000      2.63 - 2.75
              February                        45,000         2.36         50,000      2.63 - 2.75
              March                           40,000         2.29         50,000      2.63 - 2.75
              April to October                40,000         2.24         83,333      2.60 - 2.75
              November to December            40,000     2.38 - 2.52      50,000      2.63 - 2.75

     The Company has entered basis swap agreements which effectively fix basis for the following production and periods:

         Location                        Production Period                 Mcf per Day  Basis per Mcf
     ---------------------------         --------------------------        -----------  -------------
     Arkoma                              2000  May to September               72,500      $  0.10
                                               October                        52,500         0.12
                                               November to December           42,500         0.13
                                         2001  January                        40,000         0.13
     East Texas                          2000  May to October                  5,000         0.10
     Houston Ship Channel                2000  May to September               30,000         0.02
                                               October                        20,000         0.02
     Oklahoma                            2000  May to August                  40,000         0.10
                                               September to October           20,000         0.10
     San Juan Basin                      2000  May to December                10,000         0.28

     The Company's termination of futures contracts related to April 2000 gas production, net of the effects of basis swap agreements, resulted in a net reduction in gas revenue of $902,000, or approximately $0.08 per Mcf. Net reduction in gas revenue related to hedging was $746,000, or $0.02 per Mcf, in first quarter 2000.

     The Company has entered oil futures contracts to sell 8,000 Bbls per day in May and June 2000 at prices ranging from $22.04 to $22.63 per Bbl. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments.

     The Company has crude oil differential swaps to sell 8,000 Bbls of oil per day in May and June 2000 at the posted price plus an average of $3.38 per Bbl and 2,500 Bbls of oil per day from July through September 2000 at the posted price plus $3.18. The Company also has a sweet sour differential swap to sell 2,000 Bbls of oil per day in May and June 2000 at the posted price plus $1.25 per Bbl.

     The Company's termination of futures contracts related to April 2000 oil production resulted in a net reduction in oil revenue of $565,000, or approximately $1.35 per Bbl. Net reduction in oil related to hedging was $3.3 million, or $2.68 per Bbl for the three months ended March 31, 2000.

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

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against over 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel has ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants have filed a motion to dismiss. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

     The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company's financial position or liquidity, although an unfavorable outcome could have a material adverse effect on the operations of a given interim period or year.

5.   Derivatives

     In conjunction with its hedging activities, the Company has entered gas call options (Note 4) that do not qualify for hedge accounting. A fair value loss of $3,044,000 has been recorded in the consolidated statements of operations for the three months ended March 31, 2000, with the offsetting liability recorded in other current liabilities and other long-term liabilities based on the expiration date of the options.


6.   Common Stock

     In January 2000, 120,000 performance shares were issued to key employees. The performance shares vest when the common stock price reaches $20.00. Performance share compensation of $2.3 million was recorded during the three months ended March 31, 2000. On May 5, 2000, 130,000 performance shares vested when the common stock price closed above $16.00.

     In February 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock. During first quarter 2000, the Company repurchased 2.2 million shares of its common stock at a cost of $22.3 million, including 889,000 shares repurchased under a prior Board authorization. As of May 1, the Company purchased an additional 744,000 common shares at a cost of $10.1 million, and 421,000 shares remain under the February 2000 Board authorization.


7.   Common Shares Outstanding and Earnings per Common Share

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Three Months Ended March 31,
                                    ---------------------------------------------------------------
                                                 2000                           1999
                                    -------------------------------  ------------------------------
                                                          Earnings                        Earnings
                                    Earnings     Shares   per Share  Earnings   Shares    per Share
                                    --------     ------   ---------  --------   ------    ---------
Basic:
 Net income (loss)...............   $33,712                         $(1,646)
 Preferred stock dividends.......      (445)                           (445)
                                    -------                         -------
 Earnings (loss) available to
   common stock - basic..........    33,267      48,294   $  0.69    (2,091)     44,727      $ (0.05)
                                                          =======                            =======
Diluted:
 Effect of dilutive securities:
  Stock options..................      -             73                -              6
  Preferred stock (a)............       445       2,460                -           -
  Warrants.......................      -           -                   -           -
                                    -------      ------             -------     -------
 Earnings (loss) available to
   common stock - diluted........   $33,712      50,827   $  0.66   $(2,091)     44,733      $ (0.05) (b)
                                    =======      ======   =======   =======     =======      =======

_______________________

(a) Based on common shares outstanding at May 1, 2000, conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $33.3 million and when quarterly earnings available to common stock exceeds approximately $8.3 million.

(b) Because of the antidilutive effect of dilutive securities on loss per common share, diluted earnings (loss) available to common stock is the same as basic.

8.   Supplemental Cash Flow Information

     The following are total interest and income tax payments (receipts) during each of the periods (in thousands):

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     2000           1999
                                                 ------------   -------------
           Interest........................       $   11,887    $     9,224
           Income tax......................              436           (278)

     The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the three-month periods ended March 31, 2000 and 1999:

     -  Grant of 120,000 performance shares in 2000 (Note 6)


9.   Ocean Energy Acquisition

     On September 15, 1999, the Company and Lehman Brothers Holdings, Inc. acquired Arkoma Basin oil and gas properties from Ocean Energy, Inc. for $231 million. The original purchase price of $235.3 million was reduced by estimated net revenue received between the July 1, 1999 effective date and the closing date. Additional purchase price adjustments may result from post-closing adjustments. All purchase costs will be allocated to oil and gas properties.

     The Company and Lehman each owned 50% of Whitewine Holding Company, which was formed to acquire the Arkoma Basin properties. Pursuant to a put and call agreement, the Company purchased Lehman's 50% interest in the Ocean Energy Acquisition on March 31, 2000 for $111 million, or $11 million in excess of the recorded minority interest, which excess was recorded as producing property cost. Although the Company and Lehman had equal board representation and control of Whitewine, the Company's management controlled operations of the properties since September 15, 1999 and had the right to purchase Lehman's interest pursuant to the call agreement. Whitewine's financial results are consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest through March 31, 2000.


10.  Acquisitions and Dispositions

     On March 30, 2000, the Company sold primarily gas producing properties in Crockett County, Texas for gross proceeds of $43 million. On March 31, 2000, the Company sold oil and gas producing properties in Lea County, New Mexico for gross proceeds of $25.3 million. Both sales are subject to post-closing adjustments. The Company used the proceeds from these sales to partially fund the purchase of Lehman's interest in Whitewine from Lehman on March 31, 2000. See Note 9.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware corporation) and its subsidiaries as of March 31, 2000 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards generally accepted in the United States. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cross Timbers Oil Company as of December 31, 1999 included in the Company's 1999 Annual Report on Form 10-K, and in our report dated March 17, 2000, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 1999 Annual Report on Form 10-K from which it has been derived.



ARTHUR ANDERSEN LLP

Fort Worth, Texas
April 26, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1999 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
---------------------------------
                                           Quarter Ended March 31,
                                     --------------------------------------
                                                                  Increase
                                         2000         1999       (Decrease)
                                     -----------  -----------    ----------
 Total production
  Oil (Bbls).......................    1,237,592    1,397,505        (11%)
  Gas (Mcf)........................   30,568,103   25,968,633         18%
  Natural gas liquids (Bbls).......      386,614      218,847         77%
  Mcfe.............................   40,313,339   35,666,745         13%

 Average daily production
  Oil (Bbls).......................       13,600       15,528        (12%)
  Gas (Mcf)........................      335,913      288,540         16%
  Natural gas liquids (Bbls).......        4,249        2,432         75%
  Mcfe.............................      443,004      396,297         12%

 Average sales price
  Oil per Bbl......................       $25.12       $11.28        123%
  Gas per Mcf......................       $ 2.41       $ 1.94         24%
   Natural gas liquids per Bbl.....       $18.55       $ 6.74        175%

----------------------------------------
     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

     Total oil production decreased primarily because of property sales in 1999 and natural decline. Increased gas production is primarily attributable to 1999 producing property acquisitions and development activity, partially offset by 1999 property sales and natural decline. Increased natural gas liquids production is related to 1999 development activity and lower first quarter 1999 production because of low ethane prices.

     The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $25.93 per barrel for first quarter 2000, compared to $10.39 for first quarter 1999. The average NYMEX price for oil was $28.77 per barrel for first quarter 2000, compared to $13.06 for first quarter 1999. The Company's average oil price, before consideration of hedging, is generally higher than the WTI posted price because of quality and location differentials. After dropping to $8.00 in December 1998, the WTI price increased throughout 1999 and first quarter 2000 after OPEC members and other oil producers agreed to production cuts in March 1999. The posted price reached $31.25 in March 2000, the highest level since the 1990 Persian Gulf War. OPEC members met on March 27, 2000 and agreed to increase quotas 6.3% which resulted in a decline in prices in April to an average posted price of $22.77 per Bbl.

     Gas prices were weaker during first quarter 1999 because of decreased demand due to the abnormally mild winter in the central and eastern U.S. Gas prices strengthened through the remainder of 1999, and despite lower prices at the end of the year, have continued to climb in 2000. Lower production, reduced inventories and increasing summer demand are expected to result in natural gas prices averaging higher than 1999 levels. At May 1, 2000, the average NYMEX price for the following twelve months was $3.21 per MMBtu.

     The Company uses price-hedging arrangements to reduce price risk on a portion of its oil and gas production; see Note 4 to Consolidated Financial Statements. For the first three months of 2000, the Company's hedging activities reduced oil revenue by $3.3 million, or $2.68 per Bbl, and reduced gas revenue by $746,000, or $0.02 per Mcf. During first quarter 1999, hedging activities increased gas revenue by $6.4 million, or $0.25 per Mcf. The Company did not hedge oil prices in 1999.


Results of Operations
---------------------

Quarter Ended March 31, 2000 Compared with Quarter Ended March 31, 1999

     Earnings available to common stock for first quarter 2000 were $33.3 million compared to a first quarter 1999 loss of $2.1 million. First quarter 2000 earnings include a $12.5 million net after-tax gain on sale of properties, an $8.7 million after-tax gain on the Company's investment in equity securities and a $2.0 million after-tax loss in derivative fair value. Excluding these gains and loss, earnings for the quarter were $14.1 million.

     Total revenues for first quarter 2000 were $113.3 million, a 63% increase over first quarter 1999 revenues of $69.4 million. Operating income for the quarter was $40.7 million, a 232% increase from 1999 operating income of $12.2 million. Oil revenue increased $15.3 million (97%) because of the 123% increase in oil prices, partially offset by the 11% decrease in oil volumes. Gas and natural gas liquids revenues increased $28.8 million (55%) primarily because of the 24% increase in gas prices and 175% increase in natural gas liquids prices, as well as an 18% increase in gas volumes and a 77% increase in natural gas liquids volumes. First quarter gas gathering, processing and marketing revenues decreased $200,000 (9%) from 1999 to 2000 primarily because of reduced margins.

     Expenses for first quarter 2000 totaled $72.6 million, a 27% increase from first quarter 1999 expenses of $57.2 million. Production expense increased $1.4 million (8%) and depreciation, depletion and amortization increased $5.8 million (22%) because of increased production related to acquisitions and development. Taxes, transportation and other increased $3.6 million (50%) over the first quarter of 1999 primarily because of higher oil and gas revenues. General and administrative expense increased $4.4 million (152%) primarily because of Company growth and non-cash compensation related to performance share awards in January 2000.

     Gain on investment in equity securities was $13.1 million for the quarter, compared with an $800,000 gain in first quarter 1999. Interest expense increased $3.1 million (20%) primarily because of a 7% increase in weighted average debt outstanding and a 9% increase in the weighted average interest rate. First quarter 2000 also includes a $19.0 million gain on property sales and a $3.0 million non-cash loss in fair value of certain derivatives entered in conjunction with the Company's hedging activities. These derivatives do not qualify for hedge, or loss deferral, accounting.

Comparative Expenses per Mcf Equivalent Production

     The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                        Quarter Ended March 31,
                                        -----------------------
                                                       Increase
                                         2000   1999  (Decrease)
                                        -----  -----  ---------
Production............................  $0.49  $0.52         (6%)
Taxes, transportation and other.......   0.27   0.20         35%
Depreciation, depletion and
 amortization (DD&A) (a)..............   0.74   0.71          4%
General and administrative (G&A) (b)..   0.12   0.08         50%
Interest..............................   0.46   0.43          7%

-----------------------------------------------------------------

     (a)   Includes only DD&A directly related to oil and gas production.
     (b)   Excludes stock incentive compensation.

     The following are explanations of variances of expenses on an Mcfe basis:

     Production- Decreased production expense per Mcfe is primarily because of an increase in proportionate gas production, which costs less to produce than oil.

     Taxes, transportation and other- Increased taxes, transportation and other expense per Mcfe is because of higher product prices.

     DD&A- Increased DD&A per Mcfe is primarily related to the higher cost per Mcfe of 1999 producing property acquisitions.

     G&A- Increased G&A per Mcfe is primarily the result of increased personnel costs related to Company growth.

     Interest- Increased interest expense per Mcfe for the quarter ended March 31, 2000 is primarily because of an increase in the weighted average interest rate from 7.4% to 8.0%.


Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

     Cash provided by operating activities was $100.8 million for the first three months of 2000, compared with cash provided by operating activities of $24.1 million for first quarter 1999. This change was primarily because of equity securities sales and increased production and prices. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) increased over 150% from $22.1 million for the first three months of 1999 to $55.7 million for the same 2000 period, primarily because of increased production from 1999 acquisitions and development activity and increased prices.

     During the three months ended March 31, 2000, cash provided by operating activities of $100.8 million, bank borrowings of $41.9 million and sale of property and equipment of $67.6 million were used to fund net property acquisitions, development costs and other net capital additions of $39.8 million, debt payments of $42.5 million, minority interest purchase of $100.1 million, treasury stock purchases of $22.3 million and dividends of $900,000. The resulting increase in cash and cash equivalents for the period was $4.7 million.

     Other significant changes in current assets during the first three months of 2000 were a $27.4 million decrease in investment in equity securities and a $1.1 million decrease in current deferred income tax benefit primarily related to the sale of securities, and a $12.4 million increase in accounts receivable related to increased product prices and the timing of cash receipts. Total current liabilities increased $16.9 million during the first three months of 2000, primarily because of a $14.6 million increase in accounts payable and accrued liabilities related to increased product prices and the timing of disbursements.

Acquisitions and Development

     Exploration and development expenditures for the first three months of 2000 were $25.7 million, compared with $21.5 million for the first three months of 1999. The Company has budgeted $120 million for 2000 exploration and development. Actual costs may vary significantly due to many factors, particularly changes in commodity prices. Such expenditures are expected to be funded by cash flow from operations.

     Through the first three months of 2000, the Company participated in the drilling of 19 gas wells and three oil wells and more than 60 workovers. Results of these projects have met or exceeded management expectations. Workovers have focused on recompletions, artificial lift, and wellhead compression.

     Drilling activity during the first three months of 2000 was focused on East Texas properties where five wells were completed and an additional four wells are in progress. The Company expects to drill an additional 32 wells by year-end. The Company has also completed 23 workovers in East Texas.

     In the San Juan Basin, the Company's drilling has focused on Fruitland Coal wells. Five wells and 27 workovers were completed as of March 31, 2000. The Company has also been active in the Mid-Continent area where five wells have been drilled, one of which has been completed.

     With the improvement in oil prices, the Company continued oil development projects in the Permian Basin during the first quarter of 2000. Three wells were drilled, one of which was completed.

     On March 31, 2000, the Company exercised its option to purchase Lehman's 50% interest in the Ocean Energy Acquisition for $111 million. See Note 9 to Consolidated Financial Statements.

     In February 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock. During first quarter 2000, the Company repurchased 2.2 million shares of its common stock at a cost of $22.3 million, including 889,000 shares repurchased under a prior Board authorization. As of May 1, the Company purchased an additional 744,000 common shares at a cost of $10.1 million, and 421,000 shares remain under the February 2000 Board authorization.

   Purchases of the Company's common stock and Lehman's interest in the Ocean Energy Acquisition were funded with proceeds from the sale of most of the Company's investment in equity securities for $41.7 million, sale of producing properties for $68.3 million, borrowings of $20 million from commercial banks under a $25 million term loan and cash flow from operations.

   The Company has unused borrowing capacity of $84 million at May 12, 2000 under its new revolving credit agreement with commercial banks. This capacity is available for acquisitions and development.

Debt and Equity

   As of March 31, 2000, long-term bank debt decreased by $600,000 from the balance at December 31, 1999. Debt was reduced by operating cash flow, partially offset by borrowings under a $25 million term loan used to partially fund the purchase of Lehman's interest in the Ocean Energy Acquisition.

   On May 12, 2000, the Company entered into a new five-year revolving credit agreement ("loan agreement") with commercial banks with a commitment of $800 million. Proceeds of the loan agreement were used to fully repay the

$25 million term loan, as well as separate bank debt of the Company's subsidiaries. Following the consolidation of bank debt, borrowings at May 12, 2000 under the loan agreement were $716 million.

     Stockholders' equity at March 31, 2000 increased $12.8 million from year-end because of earnings of $33.3 million for the three months ended March 31, 2000 and an increase in additional paid-in capital of $2.3 million related to issuance of performance shares, partially offset by treasury stock purchases of $22.3 million and common stock dividends declared of $500,000.

Common Stock Dividends

     In February 2000, the Board of Directors of the Company declared a first quarter common stock dividend of $0.01 per share that was paid in April.


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

          - changes in interest rates,

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company's 1999 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At March 31, 2000, the Company's variable rate debt had a carrying value of $690.5 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $279.8 million. Assuming a 100-basis point change in interest rates at March 31, 2000, the fair value of the Company's fixed rate debt would change by approximately $15.3 million.

     The Company also has an interest rate swap agreement which effectively converts the interest rate from variable to fixed on a $50 million notional amount through September 2005. The Company sold a call option that allows the counterparty to terminate the interest rate swap in November 2000. The fair value of this swap and call at March 31, 2000 was $500,000. The fair value of the swap and call would change by approximately $400,000 assuming a 100-basis point change in interest rates at March 31, 2000.

Commodity Price Risk

     The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of March 31, 2000, outstanding gas futures contracts had a fair value loss of $16.4 million and outstanding gas basis swap agreements had a fair value loss of $1.4 million. Outstanding oil futures contracts had a fair value loss of $3.3 million. The aggregate effect of a hypothetical 10% change in oil and gas prices and basis would result in a change of approximately $13.3 million in the fair value of these financial instruments at March 31, 2000.

     In conjunction with its hedging activities, the Company has entered call options to sell future gas production at certain ceiling prices. As of March 31, 2000, these options had a fair value loss of $3 million. A 10% increase in gas prices would result in an additional loss of approximately $7 million in the fair value of these options. A 10% decrease in gas prices would result in approximately a $1 million reduction in the fair value loss. Changes in the fair value of these options are recognized in the consolidated statements of operations since they do not qualify for hedge accounting. See Note 4 to Consolidated Financial Statements.

Investment in Equity Securities

     The Company is subject to price risk on its unhedged portfolio of publicly traded investments in equity securities. The fair value of these securities at March 31, 2000 was $1.6 million. At that time, a 25% appreciation or depreciation in equity prices would increase or decrease portfolio fair value and pre-tax earnings by approximately $400,000. See Note 2 to Consolidated Financial Statements.

                                                     PART II.  OTHER INFORMATION


Items 1.  through 5.

          Not applicable.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    Exhibit Number
                    and Description                                                  Page
                    ---------------                                                  ------

               10.1   Revolving Credit Agreement dated May 12, 2000, between
                      Cross Timbers Oil Company and certain commercial banks named therein

               11     Computation of per share earnings
                      (included in Note 7 to Consolidated Financial Statements)

               15     Letter re unaudited interim financial information

                      15.1   Awareness letter of Arthur Andersen LLP

     (b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2000 and through May 12, 2000:

          On March 9, 2000, the Company filed a report of Form 8-K regarding its agreements to sell oil and gas-producing properties in Crockett County, Texas and Lea County, New Mexico. The report also disclosed that the Company had received Board of Directors authorization to repurchase up to 2.5 million shares of the Company's common stock.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: May 12, 2000                By           LOUIS G. BALDWIN
                                     -----------------------------------
                                               Louis G. Baldwin
                                           Executive Vice President
                                          and Chief Financial Officer
                                         (Principal Financial Officer)



                                  By           BENNIE G. KNIFFEN
                                     -----------------------------------
                                               Bennie G. Kniffen
                                     Senior Vice President and Controller
                                        (Principal Accounting Officer)