Form 10-Q
period 2000-06-30
CROSS TIMBERS OIL CO
filed 2000-08-14
CIK 868809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                  For the quarterly period ended June 30, 2000
                                                 -------------

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

                                     NONE
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                       Outstanding as of August 1, 2000
----------------------------------------------  --------------------------------
        Common stock, $.01 par value                      46,316,163

================================================================================

                           CROSS TIMBERS OIL COMPANY

             Form 10-Q for the Quarterly Period Ended June 30, 2000


                                     INDEX



                                                                         Page
                                                                         ----

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements
            Consolidated Balance Sheets
             at June 30, 2000 and December 31, 1999........................ 3

            Consolidated Statements of Operations
             for the Three and Six Months Ended June 30, 2000 and 1999..... 4

            Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 2000 and 1999............... 5

            Notes to Consolidated Financial Statements..................... 6

            Report of Independent Public Accountants.......................12

Item 2.     Management's Discussion and Analysis of
             Financial Condition and Results of Operations.................13

Item 3.     Quantitative and Qualitative Disclosure about Market Risk......19

PART II.    OTHER INFORMATION
Item 1.     Legal Proceedings..............................................20

Item 4.     Submission of Matters to a Vote of Security Holders............20

Item 6.     Exhibits and Reports on Form 8-K...............................21

            Signatures.....................................................22

                                                 PART I.   FINANCIAL INFORMATION

CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
--------------------------------------------------------------------------------


(in thousands, except shares)          June 30,          December 31,
                                         2000                1999
                                      ----------        --------------
                                      (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents.........  $    4,626          $    5,734
 Accounts receivable, net..........      98,047              68,998
 Investment in equity securities...       1,378              29,052
 Deferred income tax benefit.......       6,321               4,168
 Other current assets..............       5,783               5,540
                                     ----------          ----------

  Total Current Assets.............     116,155             113,492
                                     ----------          ----------

Property and Equipment, at cost -
 successful efforts method:
 Producing properties..............   1,626,474           1,635,883
 Undeveloped properties............      11,398              10,358
 Gas gathering and other...........      35,271              32,902
                                     ----------          ----------
  Total Property and Equipment.....   1,673,143           1,679,143
 Accumulated depreciation,
  depletion and amortization.......    (364,980)           (340,063)
                                     ----------          ----------

    Net Property and Equipment.....   1,308,163           1,339,080
                                     ----------          ----------

Other Assets.......................      24,966              16,817
                                     ----------          ----------

Loans to Officers..................       7,907               7,692
                                     ----------          ----------

TOTAL ASSETS.......................  $1,457,191          $1,477,081
                                     ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued
  liabilities......................  $   88,438          $   68,937
 Payable to royalty trusts.........       5,349               2,739
 Other current liabilities.........      18,509               2,542
                                     ----------          ----------

  Total Current Liabilities........     112,296              74,218
                                     ----------          ----------

Long-term Debt.....................     992,000             991,100
                                     ----------          ----------

Deferred Income Taxes Payable......      43,073              25,975
                                     ----------          ----------

Other Long-term Liabilities........      28,210               7,959
                                     ----------          ----------

Commitments and Contingencies (Note 4)

Minority Interest in Consolidated
 Subsidiary........................           -             100,012
                                     ----------          ----------

Stockholders' Equity:
Series A Convertible preferred stock
  ($.01 par value, 25,000,000 shares
  authorized, 1,128,829 issued at
   liquidation value of $25).......      28,221              28,468
Common stock ($.01 par value,
  100,000,000 shares authorized,
  53,191,970 and 58,188,501 shares
   issued).........................         532                 582
 Additional paid-in capital........     339,729             396,568
 Treasury stock (7,023,566 and
  9,299,382 shares)................     (91,591)           (119,387)
 Retained earnings (deficit).......       4,721             (28,414)
                                     ----------          ----------

   Total Stockholders' Equity......     281,612             277,817
                                     ----------          ----------

TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY..............  $1,457,191          $1,477,081
                                     ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)          Three Months Ended             Six Months Ended
                                                     June 30,                     June 30,
                                               -------------------           -----------------
                                                 2000       1999                2000    1999
                                               --------   --------           -------- --------
REVENUES

 Oil and condensate..........................  $ 27,134   $ 19,372           $ 58,217   $ 35,140
 Gas and natural gas liquids.................    88,936     43,248            169,682     95,212
 Gas gathering, processing and marketing.....     3,594      1,236              5,232      3,028
 Other.......................................     1,986      1,694              1,845      1,585
                                               --------   --------           --------   --------

 Total Revenues..............................   121,650     65,550            234,976    134,965
                                               --------   --------           --------   --------

EXPENSES

 Production..................................    21,180     18,307             41,098     36,798
 Taxes, transportation and other.............    12,813      8,129             23,648     15,337
 Exploration.................................       340        320                702        529
 Depreciation, depletion and amortization....    31,249     23,154             63,186     49,330
 Gas gathering and processing................     2,194      2,039              4,427      4,216
 General and administrative..................     7,406      2,844             14,767      5,760
 Loss in derivative fair value...............    23,780         -              26,824          -
                                               --------   --------           --------   --------

 Total Expenses..............................    98,962     54,793            174,652    111,970
                                               --------   --------           --------   --------

OPERATING INCOME.............................    22,688     10,757             60,324     22,995
                                               --------   --------           --------   --------

OTHER INCOME (EXPENSE)

 Gain on significant property divestitures...         -     40,331             18,979     40,331
 Gain on investment in equity securities.....       299      5,742             13,391      6,548

 Interest expense, net.......................   (21,025)   (13,209)           (39,662)   (28,783)
                                               --------   --------           --------   --------

 Total Other Income (Expense)................   (20,726)    32,864             (7,292)    18,096
                                               --------   --------           --------   --------

INCOME BEFORE INCOME TAX
 AND MINORITY INTEREST.......................     1,962     43,621             53,032     41,091
                                               --------   --------           --------   --------

INCOME TAX

 Current.....................................         7         16                291        (14)
 Deferred....................................       712     14,819             17,727     13,965
                                               --------   --------           --------   --------

 Total Income Tax Expense....................       719     14,835             18,018     13,951
                                               --------   --------           --------   --------

MINORITY INTEREST
 in Net Income of Consolidated Subsidiaries..         -          -                (59)         -
                                               --------   --------           --------   --------

NET INCOME...................................     1,243     28,786             34,955     27,140

 Preferred Stock Dividends...................      (445)      (445)              (890)      (890)
                                               --------   --------           --------   --------

EARNINGS AVAILABLE TO COMMON STOCK...........  $    798   $ 28,341           $ 34,065   $ 26,250
                                               ========   ========           ========   ========

EARNINGS PER COMMON SHARE

 Basic.......................................     $0.02      $0.63              $0.72      $0.59
                                               ========   ========           ========   ========
 Diluted.....................................     $0.02      $0.61              $0.70      $0.57
                                               ========   ========           ========   ========

DIVIDENDS DECLARED PER COMMON SHARE..........     $0.01      $0.01              $0.02      $0.02
                                               ========   ========           ========   ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING.................................    45,945     44,733             47,119     44,730
                                               ========   ========           ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                                Six Months Ended
                                                                                                   June 30,
                                                                                            ------------------------
                                                                                              2000           1999
                                                                                            ---------    -----------
OPERATING ACTIVITIES

 Net income.........................................................................         $  34,955   $  27,140
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................            63,186      49,330
  Stock incentive compensation......................................................             4,360          96
  Deferred income tax...............................................................            17,727      13,965
  Gain on investment in equity securities and from sale of properties...............           (36,287)    (51,464)
  Loss in derivative fair value.....................................................            26,824           -
  Minority interest in net income of consolidated subsidiaries......................                59           -
  Other non-cash items..............................................................             1,884       2,435
 Changes in operating assets and liabilities (a)....................................            36,387       6,479
                                                                                             ---------   ---------
 Cash Provided by Operating Activities..............................................           149,095      47,981
                                                                                             ---------   ---------

INVESTING ACTIVITIES

 Proceeds from sale of Hugoton Royalty Trust units..................................                 -     148,570
 Proceeds from sale of other property and equipment.................................            76,457      45,504
 Property acquisitions..............................................................           (23,965)    (35,742)
 Development costs..................................................................           (58,131)    (34,863)
 Gas gathering and other additions..................................................            (7,357)     (2,338)
 (Loans to) repayments from officers................................................                60        (569)
                                                                                             ---------   ---------
 Cash Provided (Used) by Investing Activities.......................................           (12,936)    120,562
                                                                                             ---------   ---------

FINANCING ACTIVITIES

 Proceeds from short- and long-term debt............................................           372,400      47,000
 Payments on short- and long-term debt..............................................          (371,500)   (222,962)
 Dividends..........................................................................            (1,847)     (3,125)
 Purchase minority interest.........................................................          (100,071)          -
 Net proceeds related to stock option exercises.....................................             7,482          28
 Purchases of treasury stock........................................................           (43,731)         (9)
                                                                                             ---------   ---------
 Cash Used by Financing Activities..................................................          (137,267)   (179,068)
                                                                                             ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS...............................................            (1,108)    (10,525)

Cash and Cash Equivalents, Beginning of Period......................................             5,734      12,333
                                                                                             ---------   ---------

Cash and Cash Equivalents, End of Period............................................         $   4,626   $   1,808
                                                                                             =========   =========
(a)  Changes in Operating Assets and Liabilities
     Accounts receivable............................................................         $(29,355)   $  3,227
     Investment in equity securities................................................           42,423      17,640
     Other current assets...........................................................             (243)     (4,013)
     Accounts payable, accrued liabilities and payable to royalty trusts............           18,853     (20,682)
     Other current liabilities......................................................             (474)      3,832
     Other assets...................................................................           (5,519)          -
     Other long-term liabilities....................................................           10,702       6,475
                                                                                             ---------   ---------

                                                                                             $ 36,387    $  6,479
                                                                                             =========   =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1. Interim Financial Statements

   The accompanying consolidated financial statements of Cross Timbers Oil Company, with the exception of the consolidated balance sheet at December 31, 1999, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2000, its results of operations for the three and six months ended June 30, 2000 and 1999, and its cash flows for the six months ended June 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

Comprehensive Income

   During the six months ended June 30, 2000 and 1999, there were no reportable elements of comprehensive income other than net income.


2. Investment in Equity Securities

   In 1998, the Company purchased what it believed to be undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. A portion of these securities were sold in 1998 and 1999. During the first six months of 2000, the Company sold most of its remaining investment in equity securities for $42.4 million, resulting in a gain of $13.4 million.

   The following are components of gain on investment in equity securities (in thousands):

                                                                 Three Months Ended  Six Months Ended
                                                                      June 30,            June 30,
                                                                  ----------------  -------------------
                                                                    2000     1999       2000       1999
                                                                  ------   ------   --------   --------
   Realized gains (losses) on sale of securities:
     Gains......................................................  $    -   $    -   $  4,683   $      -
     Losses.....................................................    (866)      (5)   (31,285)   (23,047)
                                                                  ------   ------   --------   --------
     Net losses.................................................    (866)      (5)   (26,602)   (23,047)

   Changes in unrealized gains and losses.......................   1,299    7,149     41,352     32,695

   Interest expense related to investment in equity securities..    (134)  (1,402)    (1,359)    (3,100)
                                                                  ------   ------   --------   --------

   Gain on investment in equity securities......................  $  299   $5,742   $ 13,391   $  6,548
                                                                  ======   ======   ========   ========

3. Long-term Debt

   On May 12, 2000, the Company entered into a new revolving credit agreement with commercial banks with a commitment of $800 million. Proceeds of this loan agreement were used to refinance the Company's previous senior credit facility and to fully repay a $25 million term loan and the separate bank debt of the Company's subsidiaries, Spring Holding Company and Summer Acquisition Company. Borrowings at June 30, 2000 under the loan agreement were $692 million with unused borrowing capacity of $108 million. Borrowings under the loan agreement are due May 12, 2005 and the interest rate of 8.4% at June 30, 2000 was based on the London Interbank Offered Rate plus 1 5/8%. The credit facility is secured by the Company's producing properties. On June 20, 2000, the loan agreement was amended to provide for the Company's issuance of letters of credit. There are no letters of credit currently outstanding under this letter of credit facility. Other significant provisions of the loan agreement remain unchanged from the previous revolving credit agreement.


4. Commitments and Contingencies

Commodity Commitments

   The Company has entered into natural gas futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices, for the production and periods shown below. See Note 5. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. See "Oil and Gas Production and Prices" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                               Future Contracts
                              and Swap Agreements                 Call Options
                         ------------------------------  ---------------------------------
                                            Fixed Price                     Ceiling Price
  Production Period         Mcf per Day       per Mcf     Mcf per Day          per Mcf
----------------------   -----------------  -----------  -------------     ---------------
2000 August                   60,000         $    2.46         -                  -
     September                60,000              2.43      10,000         $      4.00
     October                  60,000              2.48         -                  -
     November                 70,000              2.44      10,000                3.80
     December                 70,000              2.42         -                  -
2001 January                  70,000              2.44      20,000                3.07 (a)
     February                 75,000              2.46      20,000                3.07 (a)
     March                    70,000              2.43      20,000                3.07 (a)
     April to October         70,000              2.40      53,333         2.60 - 3.07 (a)
     November                 70,000              2.48      20,000                3.07 (a)
     December                 70,000              2.56      20,000                3.07 (a)

-----------------------

(a)  Includes a natural gas call option to sell 20,000 Mcf per day in the San Juan Basin at an average ceiling index price of $2.70 per Mcf for the year 2001 which is exercisable in December 2001. Based on current San Juan Basin basis of approximately $0.32 per Mcf and including premium received of $0.05 per Mcf, this call option is reflected above at a NYMEX price of $3.07 per Mcf.

   The Company has entered into basis swap agreements which effectively fix basis for the following production and periods:

         Location                 Production Period         Mcf per Day    Basis per Mcf
-------------------------  ------------------------------  -------------   -------------
   Arkoma                      2000  August to September        82,500          $0.10
                                     October                    62,500           0.11
                                     November to December       42,500           0.13
                               2001  January                    40,000           0.13
   East Texas                  2000  August to October           5,000           0.10
   Houston Ship Channel        2000  August                     10,000           0.02
                                     September                  30,000           0.02
                                     October                    20,000           0.02
   Oklahoma                    2000  August                     40,000           0.10
                                     September to October       20,000           0.10
   San Juan Basin              2000  September to December      10,000           0.28

   The Company's hedging activities related to July 2000 gas production, net of the effects of basis swap agreements, resulted in a net reduction in gas revenue of $3.1 million, or approximately $0.31 per Mcf. Net reduction in gas revenue related to hedging was $16 million, or $0.26 per Mcf, for the six months ended June 30, 2000.

   From August 1995 through July 1998 the Company received an additional $0.30 to $0.35 per Mcf on 10,000 Mcf of gas per day. In exchange therefor, the Company agreed to sell 11,650 Mcf of gas per day from August 1998 through May 2000 at the index price and 21,650 Mcf per day from June 2000 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. In May 2000, this contract was amended to sell 21,650 Mcf per day at the index price through December 2000, and 34,343 Mcf per day in 2001 and 21,650 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. See "Accounting Pronouncements" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Company hedged oil production through futures contracts which, as of June 30, 2000, have expired. The Company has crude oil differential swaps to sell 2,500 Bbls of oil per day through September 2000 at the posted price plus $3.18. Net reduction in oil revenue related to hedging was $7.7 million, or $3.24 per Bbl, for the six months ended June 30, 2000.

Litigation

   On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by other third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

   On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants have filed a motion to dismiss. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

   A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs allege that the Company and the other producer defendants have deducted impermissible costs of production from royalty payments that have been made to the plaintiffs and other similarly situated persons and have failed to properly inform the plaintiffs and others of the deductions taken. The action is being brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs seek a declaratory judgment that the deductions made are impermissible and seek damages in the amount of the deductions made together with interest and attorneys' fees. The Company believes that the plaintiffs' interpretation of a Wyoming statute that addresses this issue, which the plaintiffs based on a 1999 court decision, is erroneous, and that any deductions made from royalties by the Company are permitted by the statute. The Company intends to vigorously defend this action.

   The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company's financial position or liquidity although an unfavorable outcome could have a material adverse effect on the operations of a given interim period or year.

5. Derivatives

   In conjunction with its hedging activities, the Company entered gas call options (Note 4). Because these options are covered by Company production and the strike prices are below current market gas prices, they have the same effect on the Company as product hedges. However, because options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the fixed gas prices effectively provided by the call options, has been recognized as a loss, rather than deferring the loss and recognizing it as reduced gas revenue when the hedged production occurs, as prescribed by hedge accounting. For the six months ended June 30, 2000, a fair value loss of $26.8 million has been recorded in the consolidated statements of operations, with the offsetting liability of $16.3 million recorded in other current liabilities and $10.5 million in other long-term liabilities based on the expiration date of the options.

   During July 2000, a portion of these call options were terminated and the Company entered swap agreements that provide effective hedges (Note 4). Based on the fair value of these call options at the date of their termination, the Company recorded a derivative fair value gain of $2.4 million. Deferred revenue of $10.3 million related to the swap agreements will be amortized over their related term, resulting in realized NYMEX gas prices of $4.06 per Mcf for 10,000 Mcf per day from August through October 2000 and $3.46 per Mcf for 30,000 Mcf per day in 2001.

   See Item 3, Quantitative and Qualitative Disclosures about Market Risk.


6. Common Stock

   In February 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock. Upon completion of repurchases under this authorization, the Board of Directors authorized the repurchase of an additional 3.0 million shares in May. During the first six months of 2000, the Company repurchased 3.5 million shares of its common stock at a cost of $41.4 million, including 889,000 shares repurchased under a prior Board authorization. As of August 1, 2.9 million shares are available for repurchase under the May 2000 Board authorization.

   In May 2000, in conjunction with the dissolution of Whitewine Holding Company, the Company's wholly owned subsidiary, 5.9 million shares were canceled from treasury stock. This transaction caused a $71.5 million reduction in treasury stock with an offsetting reduction in additional paid-in capital, resulting in no change to total stockholders' equity.

   In June 2000, 9,900 shares of convertible preferred stock were converted by stockholders into 21,384 shares of common stock.

7.  Common Shares Outstanding and Earnings per Common Share

    The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                      Three Months Ended June 30,
                                  --------------------------------------------------------------------
                                                2000                                1999
                                  ---------------------------------    -------------------------------
                                                          Earnings                           Earnings
                                   Earnings     Shares   per Share      Earnings   Shares    per Share
                                  ----------   --------  ----------    ----------  -------   ---------
Basic:
 Net income......................   $ 1,243                             $28,786
 Preferred stock dividends.......      (445)                               (445)
                                    -------                             -------
 Earnings available to
   common stock - basic..........       798      45,945   $  0.02        28,341      44,733      $0.63
                                                         ========                                =====
Diluted:
 Effect of dilutive securities:
  Stock options..................         -         550                      -          127
  Preferred stock (a)............         -           -                    445        2,460
  Warrants.......................         -         112                      -            -
                                    -------      ------               --------    ---------
 Earnings available to
   common stock - diluted........   $   798      46,607   $  0.02      $28,786       47,320      $0.61
                                    =======      ======  ========      =======    =========      =====


                                                        Six Months Ended June 30,
                                  --------------------------------------------------------------------
                                                2000                                1999
                                  ---------------------------------    -------------------------------
                                                          Earnings                           Earnings
                                   Earnings     Shares   per Share      Earnings   Shares    per Share
                                  ----------   --------  ----------    ----------  -------   ---------
Basic:
 Net income......................   $34,955                            $27,140
 Preferred stock dividends.......      (890)                              (890)
                                    -------                            -------
 Earnings available to
   common stock - basic..........    34,065      47,119   $  0.72       26,250      44,730       $0.59
                                                         ========                                =====
Diluted:
 Effect of dilutive securities:
  Stock options..................         -         295                      -           58
  Preferred stock (a)............       890       2,459                    890        2,460
  Warrants.......................         -           -                      -            -
                                    -------      ------               --------    ---------
 Earnings available to
   common stock - diluted........   $34,955      49,873   $  0.70      $27,140       47,248      $0.57
                                    =======      ======  ========      =======    =========      =====
-----------------------

(a) Based on common shares outstanding at August 1, 2000, conversion of Series A convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $33.5 million and when quarterly earnings available to common stock exceeds approximately $8.4 million.


8. Supplemental Cash Flow Information

   The following are total interest and income tax payments during each of the periods (in thousands):

                           Six Months Ended June 30,
                        --------------------------------
                              2000             1999
                        ----------------  --------------
           Interest....  $38,342              $32,254
           Income tax..      786                 (294)

   The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the six-month periods ended June 30, 2000 and 1999:

     - Grants of 120,000 performance shares and vesting of 250,000 performance shares in 2000 (Note 9)

     -  Cancellation of 5.9 million shares of treasury stock in 2000

     -  Conversion of 9,900 shares of preferred stock to common stock in 2000


9.  Employee Benefit Plans

   Stock Incentive Plans

   During the first six months of 2000, a total of 902,000 stock options were exercised with an exercise price of $9.3 million. As a result of these exercises, outstanding common stock increased by 730,000 shares and stockholders' equity increased by a net $9.5 million.

   Performance Shares

   In January 2000, 120,000 performance shares were issued to key employees. These performance shares vested when the common stock price closed above $20.00 on May 31, 2000. On May 5, 2000, 130,000 performance shares issued in 1999 vested when the common stock price closed above $16.00. Performance share compensation of $4.1 million was recorded during the six months ended June 30, 2000. On July 11, 2000, 60,000 outstanding performance shares vested when the stock price closed above $22.50. On that date, 60,000 additional performance shares were granted that will vest when the stock price closes above $25.00. Additional performance share compensation recorded in July related to such vesting and grants totaled $1 million.


10.  Ocean Energy Acquisition

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


11.  Dispositions

   In March 2000, the Company sold primarily gas producing properties in Crockett County, Texas for gross proceeds of $43 million and sold oil and gas producing properties in Lea County, New Mexico for gross proceeds of $25.3 million. Both sales are subject to post-closing adjustments. The Company used the proceeds from these sales to partially fund the purchase of Lehman's interest in Whitewine from Lehman on March 31, 2000. See Note 10.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware corporation) and its subsidiaries as of June 30, 2000 and the related consolidated statements of operations for the three- and six-month periods ended June 30, 2000 and 1999, and the consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
July 21, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1999 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
---------------------------------

                                     Quarter Ended June 30,                 Six Months Ended June 30,
                               ------------------------------------   ------------------------------------
                                                          Increase                               Increase
                                   2000        1999      (Decrease)      2000         1999      (Decrease)
                               -----------  -----------  ----------   -----------  -----------  ----------
Total production
Oil (Bbls)...................    1,152,587    1,289,942        (11%)    2,390,179    2,687,447    (11%)
Gas (Mcf)....................   30,151,667   21,986,655         37%    60,719,770   47,955,288     27%
Natural gas liquids (Bbls)...      394,876      360,240         10%       781,490      579,087     35%
Mcfe.........................   39,436,445   31,887,747         24%    79,749,784   67,554,492     18%

Average daily production
Oil (Bbls)...................       12,666       14,175        (11%)       13,133       14,848    (12%)
Gas (Mcf)....................      331,337      241,612         37%       333,625      264,946     26%
Natural gas liquids (Bbls)...        4,339        3,959         10%         4,294        3,199     34%
Mcfe.........................      433,368      350,415         24%       438,186      373,229     17%

Average sales price
Oil per Bbl..................       $23.54       $15.02         57%        $24.36       $13.08     86%
Gas per Mcf..................       $ 2.72       $ 1.81         50%        $ 2.56       $ 1.88     36%
Natural gas liquids per Bbl..       $17.25       $ 9.77         77%        $17.89       $ 8.62    108%

----------------------------------------

   Bbl -  Barrel
   Mcf -  Thousand cubic feet
   Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

   Total oil production decreased primarily because of property sales, natural decline and developmental downtime, partially offset by acquisitions and development. Increased gas production is primarily attributable to 1999 acquisitions and development activity, partially offset by property sales and natural decline. Increased natural gas liquids production is related to 1999 development activity and lower first quarter 1999 production because of low ethane prices.

   The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $25.95 per barrel for second quarter 2000, compared to $15.10 for second quarter 1999. The average NYMEX price for oil was $28.68 per barrel for second quarter 2000, compared to $17.65 for second quarter 1999. The Company's average oil price, before consideration of hedging, is generally higher than the WTI posted price because of quality and location differentials. Average prices during 1999 reflect abnormally low prices resulting from excess global supply. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Increased demand in 2000 has more than offset OPEC production increases in March and June, sustaining higher prices through June 2000. Saudi Arabia reportedly increased production in July to reduce prices, and OPEC has recently announced an informal agreement to control output so that the OPEC reference price for crude oil is maintained within a range of $22 to $28. The OPEC reference price has been within this range since July 19. The average West Texas Intermediate posted price for July 2000 was $27.18 per Bbl.

   Lower 1999 gas prices reflect high levels of gas in storage remaining from the abnormally warm winter of 1998-1999. Gas prices began to increase in May 1999 and, after declining briefly at year end, have continued to strengthen in 2000, as gas storage remains lower than prior year levels. At August 4, 2000, the average NYMEX price for the following twelve months was $4.12 per MMBtu.

   The Company uses price-hedging arrangements to reduce price risk on a portion of its oil and gas production; see Note 4 to Consolidated Financial Statements. During second quarter 2000, the Company's hedging activities reduced gas revenue by $15.2 million, or $0.51 per Mcf, and reduced oil revenue by $4.4 million, or $3.83 per Bbl. For the first half of 2000, the Company's hedging activities reduced gas revenue by $16 million, or $0.26 per Mcf, and reduced oil revenue by $7.7 million, or $3.24 per Bbl. During second quarter 1999, hedging activities decreased gas revenue by $3.8 million, or $0.17 per Mcf, and oil revenue by $900,000, or $0.72 per Bbl. For the first six months of 1999, hedging activities increased gas revenue by $2.6 million, or $0.05 per Mcf, and decreased oil revenue by $900,000, or $0.35 per Bbl.


Results of Operations
---------------------

Quarter Ended June 30, 2000 Compared with Quarter Ended June 30, 1999

   Earnings available to common stock for second quarter 2000 were $800,000 compared to second quarter 1999 earnings of $28.3 million. Second quarter 2000 earnings include a $200,000 after-tax gain on the Company's investment in equity securities and a $15.7 million after-tax loss in derivative fair value. Excluding this gain and loss, earnings for the quarter were $16.3 million. Earnings for the 1999 quarter include a $26.6 million after-tax gain from the sale of 42.5% of Hugoton Royalty Trust in its initial public offering and a $3.8 million gain from sale of equity securities. Excluding these gains, loss available to common stock for the quarter was $2.1 million.

   Operating income for second quarter 2000 was $22.7 million, a 111% increase from 1999 operating income of $10.8 million. Total revenues for the quarter were $121.7 million, an 86% increase over second quarter 1999 revenues of $65.6 million. Oil revenue increased $7.8 million (40%) because of the 57% increase in oil prices, partially offset by the 11% decrease in oil volumes. Gas and natural gas liquids revenues increased $45.7 million (106%) because of the 50% increase in gas prices and 77% increase in natural gas liquids prices, as well as the 37% increase in gas volumes and 10% increase in natural gas liquids volumes. Second quarter gas gathering, processing and marketing revenues increased $2.4 million (191%) from 1999 to 2000 primarily because of increased marketing margins.

   Expenses for second quarter 2000, before the loss in derivative fair value, totaled $75.2 million, a 37% increase from second quarter 1999 expenses of $54.8 million. Production expense increased $2.9 million (16%) and depreciation, depletion and amortization ("DD&A") increased $8.1 million (35%) because of increased production related to acquisitions and development. Taxes, transportation and other increased $4.7 million (58%) over the second quarter of 1999 primarily because of higher oil and gas revenues. General and administrative expense ("G&A") increased $4.6 million (160%) primarily because of Company growth and non-cash compensation of $2 million related to performance share awards and other stock incentive compensation. Second quarter 2000 expenses also include a $23.8 million non-cash loss in fair value of certain derivatives entered in conjunction with the Company's hedging activities. These derivatives do not qualify for hedge, or loss deferral, accounting. See Note 5 to Consolidated Financial Statements.

   Gain on investment in equity securities was $300,000 for the quarter, compared with a $5.7 million gain in second quarter 1999. Interest expense increased $7.8 million (59%) primarily because of a 29% increase in weighted average debt outstanding, and a 13% increase in the weighted average interest rate.

Six Months Ended June 30, 2000 Compared with Six Months Ended June 30, 1999

   Earnings available to common stock for the six months ended June 30, 2000 were $34.1 million, compared to earnings of $26.3 million for the same 1999 period. Excluding the after-tax loss in derivative fair value of $17.7 million and an after-tax gain of $21.4 million on significant property divestitures and investment in equity securities, earnings available to common stock were $30.4 million for the first half of 2000. Earnings for the first half of 1999 include a $26.6 million after-tax gain on sale of Hugoton Royalty Trust units and net after-tax gains of $4.3 million on investment in equity securities. Excluding these gains, loss available to common stock for the first half of 1999 was $4.7 million.

   Operating income for the first half of 2000 was $60.3 million, a 162% increase from operating income of $23 million for the comparable 1999 period. Total revenues for the first half of 2000 were $235 million, or $100 million (74%) higher than revenues of $135 million for the first half of 1999. Oil revenue increased $23.1 million (66%) because of the 86% increase in oil prices, partially offset by an 11% production decrease. Gas and natural gas liquids revenues increased $74.5 million (78%) because of the 36% increase in gas prices and 108% increase in natural gas liquids prices, as well as the 27% increase in gas volumes and 35% increase in natural gas liquids volumes. Gas gathering, processing and marketing revenues increased $2.2 million (73%) primarily because of higher processing margins.

   Expenses for the six months ended June 30, 2000, before the loss in derivative fair value, totaled $147.8 million, or 32% above total expenses of $112 million for the first half of 1999. Production expense increased $4.3 million (12%) and DD&A increased $13.9 million (28%) primarily because of increased production related to acquisitions and development. Taxes, transportation and other increased $8.3 million (54%) primarily because of higher oil and gas revenues. G&A increased $9 million (156%) primarily because of Company growth and non-cash compensation of $4.4 million related to performance share awards and other stock incentive compensation. Expenses for the first half of 2000 also include a $26.8 million non-cash loss in fair value of derivatives entered in conjunction with the Company's hedging activities and that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

   Gain on investment in equity securities was $13.4 million for the first six months of 2000, compared with a $6.5 million gain for the same 1999 period. Interest expense increased $10.9 million (38%) primarily because of a 17% increase in weighted average borrowings and an 11% increase in the weighted average interest rate.


Comparative Expenses per Mcf Equivalent Production
--------------------------------------------------

   The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                                            Quarter Ended June 30,               Six Months Ended June 30,
                                                        -------------------------------       -------------------------------
                                                                              Increase                              Increase
                                                          2000      1999     (Decrease)         2000       1999    (Decrease)
                                                        -------   ---------  ----------       --------   --------  ----------
 Production...........................................    $0.54      $0.57       (5%)          $0.52      $0.54       (4%)
 Taxes, transportation and other......................     0.32       0.25       28%            0.30       0.23       30%
 Depreciation, depletion and
  amortization (DD&A).................................     0.79       0.73        8%            0.79       0.73        8%
 General and administrative (G&A) (a).................     0.14       0.09       56%            0.13       0.08       63%
 Interest.............................................     0.53       0.41       29%            0.50       0.43       16%

-----------------------
   (a)   Excludes stock incentive compensation.

   The following are explanations of variances of expenses on an Mcfe basis:

   Production-   Decreased production expense per Mcfe is primarily because of an increase in proportionate gas production, which costs less to produce than oil.

   Taxes, transportation and other-   Increased taxes, transportation and other
expense per Mcfe is primarily because of higher product prices.

   DD&A-   Increased DD&A per Mcfe is primarily related to the higher cost per
Mcfe of 1999 producing property acquisitions.

   G&A-   Increased G&A per Mcfe is primarily the result of increased personnel costs related to Company growth.

   Interest-   Increased interest expense per Mcfe is primarily because of an increase in the weighted average interest rate from 7.4% to 8.3% and decreased allocation of interest to investment in equity securities resulting from equity security sales.

Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

   Cash provided by operating activities was $149.1 million for the first six months of 2000 compared with $48 million for the same 1999 period. This change was primarily because of increased production and prices, equity security sales and timing of cash receipts and disbursements. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) increased 170% from $42 million for the first six months of 1999 to $113.4 million for the same 2000 period, primarily because of increased production and prices.

   During the six months ended June 30, 2000, cash provided by operating activities of $149.1 million, bank borrowings of $372.4 million, net proceeds related to stock option exercises of $7.5 million and sale of property and equipment of $76.5 million were used to fund net property acquisitions, development costs and other net capital additions of $89.5 million, debt payments of $371.5 million, minority interest purchase of $100.1 million, treasury stock purchases of $43.7 million and dividends of $1.8 million. The resulting decrease in cash and cash equivalents for the period was $1.1 million.

   Other significant changes in current assets during the first half of 2000 were a $29 million increase in accounts receivable related to increased product prices and the timing of cash receipts, a $27.7 million decrease in investment in equity securities primarily related to sale of securities and a $2.2 million increase in current deferred income tax benefit primarily related to the current portion of the derivative fair value loss. Total current liabilities increased $38.1 million during the first six months of 2000, primarily because of a $22.1 million increase in accounts payable and accrued liabilities related to increased product prices and the timing of disbursements and a $16 million increase in other current liabilities primarily related to the current portion of derivative fair value loss.

Acquisitions and Development

   Exploration and development expenditures for the first six months of 2000 were $58.8 million, compared with $35.4 million for the first six months of 1999. The Company has budgeted $120 million for exploration and development in 2000. Actual costs may vary significantly due to many factors, particularly changes in drilling, completion and material costs, as well as changes in commodity prices. Such expenditures are expected to be funded by cash flow from operations.

   Through the first six months of 2000, the Company participated in the drilling of 79 gas wells and 13 oil wells and more than 200 workovers. Results of these projects have met or exceeded management expectations. Workovers were focused on recompletions, artificial lift, and wellhead compression.

   During the first six months of 2000, 20 wells were drilled in East Texas, nine of which were completed. The Company expects to drill an additional 23 wells by year-end. The Company also completed 37 workovers in East Texas. In the Arkoma Basin, the Company has drilled 16 wells, five of which were completed by June 30, 2000.

   In the San Juan Basin, the Company's drilling has targeted the Fruitland Coal formation. Nine wells and 66 workovers were completed in this area as of June 30, 2000. The Company has also been active in the Mid-Continent area where 26 wells have been drilled, eleven of which have been completed.

   The Company continued the development of oil projects in the Permian Basin during the first half of 2000. Eleven wells were drilled, five of which were completed.

   On March 31, 2000, the Company exercised its option to purchase Lehman's 50% interest in the Ocean Energy Acquisition for $111 million. See Note 10 to Consolidated Financial Statements.

   In February 2000, the Board of Directors authorized the repurchase of 2.5 million shares of the Company's common stock. Upon completion of repurchases under this authorization, the Board of Directors authorized the repurchase of an additional 3.0 million shares in May. During the first six months of 2000, the Company repurchased 3.5 million shares of its common stock on the open market at a cost of $41.4 million, including 889,000 shares repurchased under a prior Board authorization. As of August 1, 2.9 million shares remain under the May 2000 Board authorization.

   Purchases of the Company's common stock and Lehman's interest in the Ocean Energy Acquisition were funded with proceeds from the sale of most of the Company's investment in equity securities for $42.4 million, sale of producing properties for $68.3 million, borrowings from commercial banks under a $25 million term loan and cash flow from operations.

   The Company has unused borrowing capacity of $108 million at August 1, 2000 under its new revolving credit agreement with commercial banks. This capacity is available for acquisitions and development.

Debt and Equity

   As of June 30, 2000, long-term bank debt increased by $900,000 from the balance at December 31, 1999. Debt was increased by borrowings to partially fund the purchase of Lehman's interest in the Ocean Energy Acquisition, which was largely repaid by operating cash flow.

   On May 12, 2000, the Company entered into a new revolving credit agreement with commercial banks with a commitment of $800 million. Proceeds of this loan agreement were used to fully repay a $25 million term loan, as well as separate bank debt of the Company's subsidiaries. Borrowings at June 30, 2000 under the loan agreement were $692 million.

   Stockholders' equity at June 30, 2000 increased $3.8 million from year-end because of earnings of $34.1 million for the six months ended June 30, 2000 and an increase in additional paid-in capital of $14.3 million related to stock option exercises and performance shares, partially offset by treasury stock purchases of $43.7 million and common stock dividends declared of $900,000.

Common Stock Dividends

   In May 2000, the Board of Directors of the Company declared a second quarter common stock dividend of $0.01 per share that was paid in July.

Accounting Pronouncements
-------------------------

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities which was required to be adopted for fiscal years beginning after June 15, 1999. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 which delayed the effective date of Statement No. 133 for one year, to fiscal years beginning after June 15, 2000. In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 which amends SFAS No. 133.

   SFAS No. 138 provides that contracts that have a price based on an element that is not clearly and closely related to the asset being sold are not considered a normal sale. Such a contract is therefore a derivative that must be marked to market upon adoption of SFAS No. 133. The Company has a contract to sell natural gas from January 2001 through July 2005 at a price based on the NYMEX futures price for intermediate crude oil. See Note 4 to Consolidated Financial Statements. If these pricing provisions are not amended prior to the Company's anticipated adoption of SFAS No. 133 as of January 1, 2001, the Company expects to record a derivative fair value loss on this contract. The amount of such loss will be determined by the relationship between the intermediate crude oil price and natural gas price on the futures market for the contract period. Based on these prices on August 11, 2000, the after-tax loss on the contract would be $23.7 million. This represents recognition of an opportunity loss that, if the contract were considered a normal sale, would be recognized as reduced gas revenue over the contract term.

   Other than the effect of this contract, the Company does not expect adoption of SFAS No. 133, as amended by SFAS No. 138, to significantly affect reported earnings since the Company's derivatives are expected to provide effective hedges. However, comprehensive income could be materially affected.

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

Interest Rate Risk

   The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At June 30, 2000, the Company's variable rate debt had a carrying value of $692 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $287.2 million. Assuming a 100-basis point change in interest rates at June 30, 2000, the fair value of the Company's fixed rate debt would change by approximately $15.9 million.

   The Company also has an interest rate swap agreement which effectively converts the interest rate from variable to fixed on a $50 million notional amount through September 2005. The Company sold a call option that allows the counterparty to terminate the interest rate swap in November 2000. The fair value of this swap and call at June 30, 2000 was $300,000. The fair value of the swap and call would change by approximately $200,000 assuming a 100-basis point change in interest rates at June 30, 2000.

Commodity Price Risk

   The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of June 30, 2000, the Company had outstanding gas futures contracts and gas basis swap agreements. After termination of a portion of its call options in July 2000, the Company also entered swap agreements that provide effective hedges. These gas futures contracts, swap agreements and basis swap agreements would have had a total fair value loss of approximately $52.5 million at June 30, 2000. The aggregate effect of a hypothetical 10% change in gas prices and basis would result in a change of approximately $13.6 million in the fair value of these financial instruments at June 30, 2000.

   In conjunction with its hedging activities, the Company has entered call options to sell future gas production at certain ceiling prices. As of June 30, 2000, these options had a fair value loss of $26.8 million. During July 2000, a portion of these call options were terminated, resulting in a derivative fair value gain of $2.4 million. Remaining call options had a fair value loss of $14 million at June 30, 2000. The aggregate effect of a hypothetical 10% change in gas prices and basis would result in a change of approximately $4.7 million in the fair value of these options at June 30, 2000. A 30% decrease in gas prices would result in approximately a $12.1 million reduction of the fair value loss. Change in the fair value of these options are recognized in the consolidated statements of operations since they do not qualify for hedge accounting. See
Note 5 to Consolidated Financial Statements.

Investment in Equity Securities

   The Company is subject to price risk on its unhedged portfolio of publicly traded investments in equity securities. The fair value of these securities at June 30, 2000 was $1.4 million. At that time, a 25% appreciation or depreciation in equity prices would increase or decrease portfolio fair value and pre-tax earnings by approximately $340,000. See Note 2 to Consolidated Financial Statements.

                                                      PART II. OTHER INFORMATION


Items 1. Legal Proceedings

     A class action lawsuit, styled Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs allege that the Company and the other producer defendants have deducted impermissible costs of production from royalty payments that have been made to the plaintiffs and other similarly situated persons and have failed to properly inform the plaintiffs and others of the deductions taken. The action is being brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs seek a declaratory judgment that the deductions made are impermissible and seek damages in the amount of the deductions made together with interest and attorneys' fees. The Company believes that the plaintiffs' interpretation of a Wyoming statute that addresses this issue, which the plaintiffs based on a 1999 court decision, is erroneous, and that any deductions made from royalties by the Company are permitted by the statute. The Company intends to vigorously defend this action.


Items 2. and 3.

     Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

     Stockholders at the Annual Meeting on May 16, 2000, and by proxy, elected two incumbent directors, Steffen E. Palko and J. Luther King, Jr., and one new director, Herbert D. Simons. Of 45,294,974 shares represented at the meeting, 44,629,418 shares (98.5%) were voted for Mr. Palko, 44,780,089 shares (98.9%)
were voted for Mr. King and 44,781,072 shares (98.9%) were voted for Mr. Simons. Other directors continuing in office are Bob R. Simpson, Scott G. Sherman and Jack P. Randall. Dr. Lane G. Collins continues to serve as an advisory director.

     A proposal by the Board of Directors was approved by stockholders at the Annual Meeting, with the following vote tabulation:

     Approval of the 1999 Royalty Trust Option Plan


     -----------------------------------------------------------------------
        Shares For      Shares Against  Shares Abstained    Broker Non-Votes
     ----------------   --------------  -----------------   ----------------
     35,162,454  77.6%  640,781  1.4%    82,778    0.2%     9,408,961  20.8%


Item 5.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

                Exhibit Number
                and Description                                                               Page
                ---------------                                                              ------

         10.1   First Amendment to Revolving Credit Agreement dated June 20,
                2000, between Cross Timbers Oil Company and certain commercial banks named therein

         10.2* Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2000

         10.3* Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated May 16, 2000

         11     Computation of per share earnings
                (included in Note 7 to Consolidated Financial Statements)

         15     Letter re unaudited interim financial information

                15.1  Awareness letter of Arthur Andersen LLP

        * Management contract or compensatory plan


  (b)  Reports on Form 8-K

  The Company filed the following reports on Form 8-K during the quarter ended
  June 30, 2000 and through August 14, 2000:

     On May 19, 2000, the Company filed a report on Form 8-K regarding completion of the repurchase of 2.5 million shares of the Company's common stock under the Board of Directors' February 29, 2000 authorization and the Board of Directors' May 16, 2000 authorization to repurchase up to three million additional shares.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: August 14, 2000             By       LOUIS G. BALDWIN
                                     ------------------------------
                                            Louis G. Baldwin
                                        Executive Vice President
                                      and Chief Financial Officer
                                     (Principal Financial Officer)



                                  By       BENNIE G. KNIFFEN
                                     ------------------------------
                                           Bennie G. Kniffen
                                  Senior Vice President and Controller
                                      (Principal Accounting Officer)