Form 10-Q
period 2000-09-30
CROSS TIMBERS OIL CO
filed 2000-11-14
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                                              ------------------

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                       Commission File Number:  1-10662
                                                -------


                           Cross Timbers Oil Company
            (Exact name of registrant as specified in its charter)


              Delaware                                   75-2347769
              --------                                   ----------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                    Identification No.)

  810 Houston Street, Suite 2000, Fort Worth, Texas         76102
  -------------------------------------------------       ----------
       (Address of principal executive offices)           (Zip Code)

                                (817) 870-2800
             -----------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
        --------------------------------------------------------------
        (Former name, former address and former fiscal year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                Class                Outstanding as of November 1, 2000
     ----------------------------    ----------------------------------
     Common stock, $.01 par value                70,482,301


================================================================================

                           CROSS TIMBERS OIL COMPANY
          Form 10-Q for the Quarterly Period Ended September 30, 2000


                                     INDEX



                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets
            at September 30, 2000 and December 31, 1999......................  3

         Consolidated Statements of Operations
            for the Three and Nine Months Ended September 30, 2000 and 1999..  4

         Consolidated Statements of Cash Flows
           for the Nine Months Ended September 30, 2000 and 1999.............  5

         Notes to Consolidated Financial Statements..........................  6

         Report of Independent Public Accountants............................ 13

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations..................... 14

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........... 20


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 21

         Signatures.......................................................... 22

                          P A R T  I.   F I N A N C I A L  I N F O R M A T I O N

CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
--------------------------------------------------------------------------------

(in thousands, except shares)                               September 30,   December 31,
                                                                2000            1999
                                                            -------------   -------------
                                                             (Unaudited)
ASSETS

Current Assets:
 Cash and cash equivalents............................     $    2,151          $    5,734
 Accounts receivable, net.............................        117,149              68,998
 Investment in equity securities......................              -              29,052
 Deferred income tax benefit..........................          7,069               4,168
 Other current assets.................................          8,804               5,540
                                                           ----------          ----------

  Total Current Assets................................        135,173             113,492
                                                           ----------          ----------

Property and Equipment, at cost -
successful efforts method:
 Producing properties.................................      1,671,078           1,635,883
 Undeveloped properties...............................         12,343              10,358
 Gas gathering and other..............................         36,853              32,902
                                                           ----------          ----------
  Total Property and Equipment........................      1,720,274           1,679,143
 Accumulated depreciation, depletion and amortization.       (394,211)           (340,063)
                                                           ----------          ----------

    Net Property and Equipment........................      1,326,063           1,339,080
                                                           ----------          ----------

Other Assets..........................................         25,114              16,817
                                                           ----------          ----------

Loans to Officers.....................................          8,061               7,692
                                                           ----------          ----------

TOTAL ASSETS..........................................     $1,494,411          $1,477,081
                                                           ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities.............     $  128,377          $   68,937
 Payable to royalty trusts............................          5,715               2,739
 Other current liabilities............................         29,439               2,542
                                                           ----------          ----------

  Total Current Liabilities...........................        163,531              74,218
                                                           ----------          ----------

Long-term Debt........................................        928,000             991,100
                                                           ----------          ----------

Deferred Income Taxes Payable.........................         58,813              25,975
                                                           ----------          ----------

Other Long-term Liabilities...........................         25,142               7,959
                                                           ----------          ----------

Commitments and Contingencies (Note 4)

Minority Interest in Consolidated Subsidiary..........              -             100,012
                                                           ----------          ----------

Stockholders' Equity:
 Series A Convertible preferred stock ($.01 par value,
   25,000,000 shares authorized, 1,128,729 and
   1,138,729 shares issued at liquidation
   value of $25)......................................         28,218              28,468
 Common stock ($.01 par value, 100,000,000 shares
   authorized, 80,564,517 and 87,282,751
   shares issued).....................................            806                 873
 Additional paid-in capital...........................        350,580             396,277
 Treasury stock (10,792,257 and 13,949,073 shares)....        (96,069)           (119,387)
 Retained earnings (deficit)..........................         35,390             (28,414)
                                                           ----------          ----------

   Total Stockholders' Equity.........................        318,925             277,817
                                                           ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............     $1,494,411          $1,477,081
                                                           ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

       (in thousands, except per share data)           Three Months Ended            Nine Months Ended
                                                         September 30,                 September 30,
                                                      --------------------           ------------------
                                                        2000       1999                2000       1999
                                                      --------   --------            --------   --------

REVENUES

 Oil and condensate.................................  $ 34,946   $ 23,273            $ 93,163   $ 58,413
 Gas and natural gas liquids........................   124,137     66,344             293,819    161,556
 Gas gathering, processing and marketing............     2,031      1,763               7,263      4,791
 Other..............................................      (595)     3,946               1,250      5,531
                                                      --------   --------            --------   --------

 Total Revenues.....................................   160,519     95,326             395,495    230,291
                                                      --------   --------            --------   --------

EXPENSES

 Production.........................................    21,128     19,484              62,226     56,282
 Taxes, transportation and other....................    15,993      8,634              39,641     23,971
 Exploration........................................        49        275                 751        804
 Depreciation, depletion and amortization...........    31,562     28,300              94,748     77,630
 Gas gathering and processing.......................     2,261      2,213               6,688      6,429
 General and administrative.........................    12,082      3,298              26,849      9,058
 Loss in derivative fair value......................     8,545          -              35,369          -
                                                      --------   --------            --------   --------

 Total Expenses.....................................    91,620     62,204             266,272    174,174
                                                      --------   --------            --------   --------

OPERATING INCOME....................................    68,899     33,122             129,223     56,117
                                                      --------   --------            --------   --------

OTHER INCOME (EXPENSE)

 Gain on significant property divestitures..........         -        235              18,979     40,566
 Gain (loss) on investment in equity securities.....      (112)     2,391              13,279      8,939
 Interest expense, net..............................   (20,593)   (16,440)            (60,255)   (45,223)
                                                      --------   --------            --------   --------

 Total Other Income (Expense).......................   (20,705)   (13,814)            (27,997)     4,282
                                                      --------   --------            --------   --------

INCOME BEFORE INCOME TAX
 AND MINORITY INTEREST..............................    48,194     19,308             101,226     60,399
                                                      --------   --------            --------   --------

INCOME TAX

 Current............................................         9          8                 300         (6)
 Deferred...........................................    16,377      6,430              34,104     20,395
                                                      --------   --------            --------   --------

 Total Income Tax Expense (Benefit).................    16,386      6,438              34,404     20,389
                                                      --------   --------            --------   --------

MINORITY INTEREST
 in Net (Income) Loss of Consolidated Subsidiaries..         -        645                 (59)       645
                                                      --------   --------            --------   --------

NET INCOME..........................................    31,808     13,515              66,763     40,655

 Preferred Stock Dividends..........................      (442)      (444)             (1,332)    (1,334)
                                                      --------   --------            --------   --------

EARNINGS AVAILABLE TO COMMON STOCK..................  $ 31,366   $ 13,071            $ 65,431   $ 39,321
                                                      ========   ========            ========   ========

EARNINGS PER COMMON SHARE

 Basic..............................................     $0.45   $   0.18            $   0.93      $0.57
                                                      ========   ========            ========   ========
 Diluted............................................     $0.43   $   0.17            $   0.89      $0.56
                                                      ========   ========            ========   ========

DIVIDENDS DECLARED PER COMMON SHARE.................     $0.01   $ 0.0067            $ 0.0233      $0.02
                                                      ========   ========            ========   ========

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING........................................    69,518     73,371              70,289     69,210
                                                      ========   ========            ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                                 Nine Months Ended
                                                                                                  September 30,
                                                                                              ---------------------
                                                                                                2000        1999
                                                                                              ---------   ---------
OPERATING ACTIVITIES

 Net income.........................................................................          $  66,763   $  40,655
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation, depletion and amortization..........................................             94,748      77,630
  Stock incentive compensation......................................................             10,162          71
  Deferred income tax...............................................................             34,104      20,395
  Gain on investment in equity securities and from sale of properties...............            (35,727)    (58,972)
  Loss in derivative fair value.....................................................             34,282           -
  Minority interest in net income of consolidated subsidiaries......................                 59        (645)
  Other non-cash items..............................................................              2,297       1,936
 Changes in operating assets and liabilities (a)....................................             51,081      17,180
                                                                                              ---------   ---------
 Cash Provided by Operating Activities..............................................            257,769      98,250
                                                                                              ---------   ---------

INVESTING ACTIVITIES

 Proceeds from sale of Hugoton Royalty Trust units..................................                  -     148,570
 Proceeds from sale of other property and equipment.................................             76,914     106,428
 Property acquisitions..............................................................            (31,278)   (275,598)
 Purchase of Spring Holding Company.................................................                  -     (42,540)
 Development costs..................................................................            (95,102)    (59,948)
 Gas gathering and other additions..................................................             (9,352)     (8,154)
 (Loans to) repayments from officers................................................                 60        (672)
                                                                                              ---------   ---------
 Cash Used by Investing Activities..................................................            (58,758)   (131,914)
                                                                                              ---------   ---------

FINANCING ACTIVITIES

 Proceeds from short- and long-term debt............................................            417,400     220,000
 Payments on short- and long-term debt..............................................           (480,500)   (295,262)
 Dividends..........................................................................             (2,753)     (4,017)
 Purchase minority interest.........................................................           (100,071)    (42,385)
 Contributions from minority interests..............................................                  -     142,500
 Common stock offering..............................................................                  -      29,668
 Net proceeds related to stock option exercises.....................................             11,539          71
 Purchases of treasury stock........................................................            (48,209)    (25,519)
                                                                                              ---------   ---------
 Cash Provided (Used) by Financing Activities.......................................           (202,594)     25,056
                                                                                              ---------   ---------

DECREASE IN CASH AND CASH EQUIVALENTS...............................................             (3,583)     (8,608)

Cash and Cash Equivalents, Beginning of Period......................................              5,734      12,333
                                                                                              ---------   ---------

Cash and Cash Equivalents, End of Period............................................          $   2,151   $   3,725
                                                                                              =========   =========
(a)  Changes in Operating Assets and Liabilities
     Accounts receivable............................................................          $ (48,896)  $  10,510
     Investment in equity securities................................................             43,746      19,449
     Other current assets...........................................................             (3,264)        804
     Accounts payable, accrued liabilities and payable to royalty trusts............             54,169     (20,782)
     Other current liabilities......................................................                  -       1,188
     Other assets...................................................................             (6,490)          -
     Other long-term liabilities....................................................             11,816       6,011
                                                                                              ---------   ---------

                                                                                              $  51,081   $  17,180
                                                                                              =========   =========


          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1. Interim Financial Statements

   The accompanying consolidated financial statements of Cross Timbers Oil Company, with the exception of the consolidated balance sheet at December 31, 1999, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2000, its results of operations for the three and nine months ended September 30, 2000 and 1999, and its cash flows for the nine months ended September 30, 2000 and 1999. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company's 1999 Annual Report on Form 10-K.

Comprehensive Income

   During the nine months ended September 30, 2000 and 1999, there were no reportable elements of comprehensive income other than net income.


2. Investment in Equity Securities

   In 1998, the Company purchased what it believed to be undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. A portion of these securities were sold in 1998 and 1999. During the first nine months of 2000, the Company sold its remaining investment in equity securities for $43.7 million, resulting in a gain of $13.3 million.

   The following are components of gain on investment in equity securities (in thousands):

                                                                Three Months Ended               Nine Months Ended
                                                                  September 30,                     September 30,
                                                                  ---------------            ---------------------------
                                                                   2000      1999              2000                1999
                                                                  ------  -------            --------            --------
   Realized gains (losses) on sale of securities:
     Gains......................................................  $   -   $   531            $  4,683            $    531
     Losses.....................................................   (200)        -             (31,484)            (23,047)
                                                                  -----   -------            --------            --------
     Net gains (losses).........................................   (200)      531             (26,801)            (22,516)

   Changes in unrealized gains and losses.......................    145     3,288              41,496              35,983

   Interest expense related to investment in equity securities..    (57)   (1,428)             (1,416)             (4,528)
                                                                  -----   -------            --------            --------

   Gain (loss) on investment in equity securities...............  $(112)  $ 2,391            $ 13,279            $  8,939
                                                                  =====   =======            ========            ========

3. Long-term Debt

   On May 12, 2000, the Company entered into a new revolving credit agreement with commercial banks with a commitment of $800 million. Proceeds of this loan agreement were used to refinance the Company's previous senior credit facility and to fully repay a $25 million term loan and the separate bank debt of the Company's subsidiaries, Spring Holding Company and Summer Acquisition Company. Borrowings at September 30, 2000 under the loan agreement were $628 million with unused borrowing capacity of $172 million. Borrowings under the loan agreement are due

May 12, 2005 and the interest rate of 8.3% at September 30, 2000 was based on the London Interbank Offered Rate plus 1 8/8%. The credit facility is secured by the Company's producing properties. On June 20, 2000, the loan agreement was amended to allow the Company to issue letters of credit. Any letters of credit outstanding reduce the borrowing capacity under the revolving credit facility. As of November 2000, a $10 million letter of credit is outstanding. Other significant provisions of the loan agreement remain unchanged from the previous revolving credit agreement.


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

                                               Futures Contracts
                                              and Swap Agreements                    Call Options
                                             -----------------------        -------------------------------
                                                         Fixed Price                         Ceiling Price
           Production Period                 Mcf per Day   per Mcf          Mcf per Day         per Mcf
---------------------------------------      -----------  ----------        ------------   ----------------
2000                November                   70,000      $  2.44              10,000    $       3.80
                    December                   70,000         2.42                   -               -
                    December                  160,000         5.11 (b)               -               -
2001                January                    70,000         2.44              20,000            3.07 (a)
                    February                   75,000         2.46              20,000            3.07 (a)
                    March                      70,000         2.43              20,000            3.07 (a)
                    April to October           70,000         2.40              53,333     2.60 - 3.07 (a)
                    November                   70,000         2.48              20,000            3.07 (a)
                    December                   70,000         2.56              20,000            3.07 (a)

----------------
   (a) Includes a natural gas call option to sell 20,000 Mcf per day in the San Juan Basin at an average ceiling index price of $2.70 per Mcf for the year 2001 which is exercisable in December 2001. Based on current San Juan Basin basis of approximately $0.32 per Mcf and including premium received of $0.05 per Mcf, this call option is reflected above at a NYMEX price of $3.07 per Mcf.
   (b) The Company entered these futures contracts in November 2000.

   The Company has entered into basis swap agreements which effectively fix basis for the following production and periods:


      Location             Production Period          Mcf per Day  Basis per Mcf
------------------       --------------------------   -----------  -------------
   Arkoma                2000  November to December      42,500        $0.13
                         2001  January                   40,000         0.13
   San Juan Basin        2000  November to December      30,000         0.24
                         2001  January to March          30,000         0.24
   Rockies               2000  November to December      20,000         0.36
                         2001  January to March          20,000         0.36

   The Company's hedging activities related to October 2000 gas production, net of the effects of basis swap agreements, resulted in a net reduction in gas revenue of $4.8 million, or approximately $0.45 per Mcf. For the nine months ended September 30, 2000, the Company's hedging activities reduced gas revenue by $24.9 million, or $0.27 per Mcf and reduced oil revenue by $7.9 million, or $2.21 per Bbl.

   From August 1995 through July 1998 the Company received an additional $0.30 to $0.35 per Mcf on 10,000 Mcf of gas per day. In exchange therefor, the Company agreed to sell 11,650 Mcf of gas per day from August 1998 through May 2000 at the index price and 21,650 Mcf per day from June 2000 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. After contract amendments in May and October 2000, the Company has agreed to sell 21,650 Mcf per day at the index price through December 2000, 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. See "Accounting Pronouncements" under Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

   On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss which has been heard by the Court and a decision is pending. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action.

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

5. Derivatives

   In conjunction with its hedging activities, the Company entered gas call options (Note 4). Because these options are covered by Company production and the strike prices are below current market gas prices, they have the same effect on the Company as product hedges. However, because options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the fixed gas prices effectively provided by the call options, has been recognized as a loss, rather than deferring the loss and recognizing it as reduced gas revenue when the hedged production occurs, as prescribed by hedge accounting. For the nine months ended September 30, 2000, a net fair value loss of $35.4 million has been recorded in the consolidated statements of operations, of which $1.1 million was cash settled.

   During July 2000, a portion of these call options were terminated and the Company entered swap agreements that provide effective hedges (Note 4).
Deferred revenue related to these swap agreements will be amortized over the related terms, resulting in realized NYMEX gas prices of $4.06 per Mcf for 10,000 Mcf per day through October 2000 and $3.46 per Mcf for 30,000 Mcf per day in 2001.

   As of September 30, 2000, the accompanying consolidated balance sheet includes other current liabilities of $19.4 million and other long-term liabilities of $4.6 million related to the net fair value loss of call options. Deferred revenue related to swap agreements was $9.6 million at September 30, 2000, and is recorded in the accompanying consolidated balance sheet as $7.3 million in other current liabilities and $2.3 million in other long-term liabilities.

   See Item 3, Quantitative and Qualitative Disclosures about Market Risk.


6. Common Stock

   On September 18, 2000, the Company effected a three-for-two common stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

   In February 2000, the Board of Directors authorized the repurchase of 3.8 million shares of the Company's common stock. Upon completion of repurchases under this authorization, the Board of Directors authorized the repurchase of an additional 4.5 million shares in May. During the first nine months of 2000, the Company repurchased 5.3 million shares of its common stock at a cost of $41.4 million, including 1.3 million shares repurchased under a prior Board authorization. As of November 1, 4.3 million shares are available for repurchase under the May 2000 Board authorization.

   In May 2000, in conjunction with the dissolution of Whitewine Holding Company, the Company's wholly owned subsidiary, 8.9 million shares were canceled from treasury stock. This transaction caused a $71.5 million reduction in treasury stock with an offsetting reduction in additional paid-in capital, resulting in no change to total stockholders' equity.

   During the first nine months of 2000, 10,000 shares of convertible preferred stock were converted by stockholders into 32,400 shares of common stock.

7.   Common Shares Outstanding and Earnings per Common Share

   The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended September 30,
                                       ----------------------------------------------------------------
                                                    2000                            1999
                                       -------------------------------  -------------------------------
                                                              Earnings                        Earnings
                                       Earnings    Shares    per Share  Earnings    Shares    per Share
                                       --------   ---------  --------   --------   ---------  ---------
Basic:
 Net income..........................  $ 31,808                         $ 13,515
 Preferred stock dividends...........      (442)                            (444)
                                        -------                         --------
 Earnings available to
   common stock - basic..............    31,366      69,518   $  0.45     13,071      73,371     $  0.18
                                                              =======                            =======
Diluted:
 Effect of dilutive securities:
  Stock options......................         -       1,140                    -         351
  Preferred stock (a)................       442       3,657                  444       3,690
  Warrants...........................         -         521                    -           -
                                       --------   ---------             ---------   ---------
 Earnings available to
   common stock - diluted............  $ 31,808      74,836   $  0.43   $ 13,515      77,412     $  0.17
                                       ========   =========   =======   ========   =========     =======


                                                          Nine Months Ended September 30,
                                       ----------------------------------------------------------------
                                                    2000                            1999
                                       -------------------------------  -------------------------------
                                                              Earnings                        Earnings
                                       Earnings    Shares    per Share  Earnings    Shares    per Share
                                       --------   ---------  --------   --------   ---------  ---------
Basic:
 Net income..........................  $ 66,763                         $ 40,655
 Preferred stock dividends...........    (1,332)                          (1,334)
                                       --------                         --------
 Earnings available to
   common stock - basic..............    65,431      70,289   $  0.93     39,321      69,210     $  0.57
                                                              =======                            =======
Diluted:
 Effect of dilutive securities:
  Stock options......................         -         515                    -         153
  Preferred stock (a)................     1,332       3,677                1,334       3,690
  Warrants...........................         -         149                    -           -
                                       --------   ---------             --------   ---------
 Earnings available to
   common stock - diluted............  $ 66,763      74,630   $  0.89   $ 40,655      73,053     $  0.56
                                       ========   =========   =======   ========   =========     =======
-----------------------

(a) Based on common shares outstanding at November 1, 2000, conversion of Series a convertible preferred stock becomes dilutive to earnings per share when annual earnings available to common stock exceeds approximately $34 million and when quarterly earnings available to common stock exceeds approximately $8.5 million.


8. Supplemental Cash Flow Information

   The following are total interest and income tax payments during each of the periods (in thousands):


                              Nine Months Ended September 30,
                              -------------------------------
                                   2000             1999
                              ---------------  --------------

           Interest...........  $    54,418      $    39,573
           Income tax.........          917             (282)

    The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the nine-month periods ended September 30, 2000 and 1999:

     - Grants of 472,500 performance shares and vesting of 757,500 performance shares in 2000 (Note 9)

     -  Cancellation of 8.9 million shares of treasury stock in 2000 (Note 6)

     - Conversion of 10,000 shares of preferred stock to common stock in 2000 (Note 6)

     - Issuance of 5,580,000 shares of common stock, valued at $42.5 million, to purchase a 50% interest in Spring Holding Company, Inc. in 1999

     - Sale of 73,684 Hugoton Royalty Trust units in exchange for 73,132 shares of common stock valued at $700,000 in 1999

9.  Employee Benefit Plans

    Stock Incentive Plans

    During the first nine months of 2000, a total of 1.9 million stock options were exercised with an exercise price of $14.2 million. As a result of these exercises, outstanding common stock increased by 1.5 million shares and stockholders' equity increased by a net $13.2 million.

    Performance Shares

    During the first nine months of 2000, 285,000 performance shares issued to key employees in 1998 and 1999, and 472,500 performance shares issued in 2000 vested when the stock price closed above various prices. Performance share compensation of $9.8 million was recorded during the nine months ended September 30, 2000. In October, an additional 120,000 performance shares were granted, of which 60,000 shares vested when the stock price closed above $22.50. The remaining 60,000 shares will vest when the stock price closes above $25.00. Additional performance share compensation recorded in October related to such vesting and grants totaled $2.5 million.

    Royalty Trust Option Plan

    In October and November 2000, officers of the Company exercised options issued in December 1998 to purchase 1.2 million Hugoton Royalty Trust units from the Company. The Company received 600,000 shares of common stock from the officers in payment of the $11.3 million option exercise price and related withholding taxes. Gain on the Company's sale of units will be partially offset by related non-cash compensation.


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


12.  Cross Timbers Royalty Trust

     On October 6, 2000, the Company and Cross Timbers Royalty Trust filed an amended registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) held by the Company. The Company's sale of these units is dependent upon commodity prices and related market conditions for oil and gas equities. These units are classified as producing properties in the accompanying balance sheet at a net cost of $13.5 million at September 30, 2000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware corporation) and its subsidiaries as of September 30, 2000 and the related consolidated statements of operations for the three- and nine-month periods ended September 30, 2000 and 1999, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
October 21, 2000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 1999 annual report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
---------------------------------

                                     Quarter Ended September 30,              Nine Months Ended September 30,
                               --------------------------------------   ---------------------------------------------
                                                           Increase                                       Increase
                                   2000         1999      (Decrease)         2000          1999          (Decrease)
                               -----------  -----------   -----------    ------------  ------------  -----------------
Total production
Oil (Bbls)...................    1,163,755    1,207,012         (4%)     3,553,934     3,894,459             (9%)
Gas (Mcf)....................   31,464,426   26,554,496         18%     92,184,196    74,509,784             24%
Natural gas liquids (Bbls)...      423,965      343,155         24%      1,205,455       922,242             31%
Mcfe.........................   40,990,746   35,855,498         14%    120,740,530   103,409,990             17%

Average daily production
Oil (Bbls)...................       12,650       13,120         (4%)        12,971        14,265             (9%)
Gas (Mcf)....................      342,005      288,636         18%        336,439       272,930             23%
Natural gas liquids (Bbls)...        4,608        3,730         24%          4,399         3,378             30%
Mcfe.........................      445,552      389,734         14%        440,659       378,791             16%

Average sales price
Oil per Bbl..................  $     30.03  $     19.28         56%   $      26.21  $      15.00             75%
Gas per Mcf..................  $      3.68  $      2.32         59%   $       2.95  $       2.04             45%
Natural gas liquids per Bbl..  $     19.63  $     13.64         44%   $      18.50  $      10.49             76%

-----------------
   Bbl -  Barrel
   Mcf -  Thousand cubic feet
   Mcfe- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

   Total oil production decreased primarily because of property sales and developmental downtime, partially offset by acquisitions and development. Increased gas production is primarily attributable to 1999 acquisitions and development activity, partially offset by property sales. Increased natural gas liquids production is related to development activity and lower first quarter 1999 production because of low ethane prices.

   The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $28.76 per Bbl for third quarter 2000, compared to $18.95 for third quarter 1999. The average NYMEX price for oil was $31.66 for third quarter 2000, compared to $21.71 for third quarter 1999. The Company's average oil price, before consideration of hedging, is generally higher than the WTI posted price because of quality and location differentials. Average prices during 1999 reflect abnormally low prices resulting from excess global supply. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Despite OPEC production increases during 2000, increased demand has sustained higher prices, resulting in a 10-year high WTI posted price of $34.25 on September 20. The average WTI posted price for October 2000 was $29.96.

   Lower 1999 gas prices reflected high levels of gas in storage remaining from the abnormally warm winter of 1998-1999. Gas prices began to increase in May 1999 and, after declining briefly at year end, have continued to strengthen in 2000. Higher gas prices have been supported by both lower gas storage levels and increased demand for power generation and are expected to remain high as the winter heating season approaches. At November 6, 2000, the average NYMEX price for the following twelve months was $4.45 per MMBtu.

   The Company uses price-hedging arrangements to reduce price risk on a portion of its oil and gas production; see Note 4 to Consolidated Financial Statements. During third quarter 2000, the Company's hedging activities reduced gas revenue by $8.9 million, or $0.28 per Mcf, and reduced oil revenue by $100,000, or $0.10 per Bbl. For the first nine months of 2000, the Company's hedging activities reduced gas revenue by $24.9 million, or $0.27 per Mcf and reduced oil revenue by $7.9 million or $2.21 per Bbl. During third quarter 1999, hedging activities decreased gas revenue by $6.2 million, or $0.24 per Mcf, and oil revenue by $1.2 million, or $0.97 per Bbl. For the first nine months of 1999, hedging activities decreased gas revenue by $3.6 million, or $0.05 per Mcf, and decreased oil revenue by $2.1 million, or $0.54 per Bbl.


Results of Operations
---------------------

Quarter Ended September 30, 2000 Compared with Quarter Ended September 30, 1999

   Earnings available to common stock for third quarter 2000 were $31.4 million compared to third quarter 1999 earnings of $13.1 million. Earnings for the 2000 quarter were $41.2 million before recording after-tax charges of $5.6 million for loss in the fair value of certain derivatives related to the Company's hedging activities, $3.8 million in non-cash stock incentive compensation and $400,000 for losses on asset sales. In the third quarter of 1999, the Company reported earnings of $8.3 million before recording after-tax gains of $3.2 million from sale of properties and $1.6 million on investment in equity securities.

   Total revenues for the 2000 quarter were $160.5 million, a 68% increase over third quarter 1999 revenues of $95.3 million. Operating income for the quarter was $68.9 million, a 108% increase from third quarter 1999 operating income of $33.1 million. Oil revenue increased $11.7 million (50%) because of the 56% increase in oil prices, partially offset by the 4% decrease in oil production. Gas and natural gas liquids revenues increased $57.8 million (87%) primarily because of the 59% increase in gas prices and 44% increase in natural gas liquids prices as well as an 18% increase in gas production and a 24% increase in natural gas liquids production. Third quarter gas gathering, processing and marketing revenues increased $300,000 (15%) from 1999 to 2000 primarily because of higher margins. Other revenues decreased $4.5 million because of gains from property sales in 1999.

   Expenses for third quarter 2000 totaled $91.6 million, a 47% increase from third quarter 1999 expenses of $62.2 million. Production expense increased $1.6 million (8%) and depreciation, depletion and amortization ("DD&A") increased $3.3 million (12%) because of increased production related to acquisitions and development. Taxes, transportation and other increased $7.4 million (85%) over the third quarter of 1999 primarily because of increased oil and gas revenues and transportation and fuel charges. Exploration expense, which primarily includes geological and geophysical costs, decreased $200,000 (82%) due to decreased activity. General and administrative expense ("G&A") increased $8.8 million (266%) primarily because of non-cash stock incentive compensation and Company growth. Third quarter 2000 expenses also include an $8.5 million loss in fair value of certain derivatives entered in conjunction with the Company's hedging activities. These derivatives do not qualify for hedge, or loss deferral, accounting. See Note 5 to Consolidated Financial Statements.

   The Company sold its remaining investment in equity securities during third quarter 2000, resulting in a $100,000 loss. The Company recognized a $2.4 million gain on investment in equity securities in third quarter 1999. Interest expense increased $4.2 million (25%) primarily because of 8% increases in the weighted average debt outstanding and interest rate and a decrease in interest reclassified to marketable securities.

Nine Months Ended September 30, 2000 Compared with Nine Months Ended September 30, 1999

   Earnings available to common stock for the nine months ended September 30, 2000 were $65.4 million, compared with earnings of $39.3 million for the same 1999 period. Excluding after-tax, non-cash stock incentive compensation and gains and losses related to property divestitures, investment in equity securities and the fair value of certain derivatives related to the Company's hedging activities, earnings were $72.8 for the first nine months of 2000, compared with earnings of $2.6 million for the first nine months of 1999.

   Total revenues for the first nine months of 2000 were $395.5 million, or $165.2 million (72%) higher than revenues of $230.3 million for the first nine months of 1999. Oil revenue increased $34.7 million (59%) because of the 75% increase in price, partially offset by a 9% production decrease. Gas and natural gas liquids revenues increased $132.3 million (82%) because of the 24% increase in gas production and 45% price increase, along with the 76% price increase and 31% increase in production for natural gas liquids. Gas gathering, processing and marketing revenues increased $2.5 million (52%) primarily because of higher margins. Other revenues decreased $4.3 million related to gains on property sales in 1999.

   Expenses for the nine months ended September 30, 2000 totaled $266.3 million, or 53% above total expenses of $174.2 million for the first nine months of 1999. Production expense increased $5.9 million (11%) and DD&A increased $17.1 million (22%) primarily because of increased production related to acquisitions and development, partially offset by property sales. Taxes, transportation and other increased $15.7 million (65%) primarily because of increased oil and gas revenues and increased gas transportation and fuel charges. G&A increased $17.8 million (196%) primarily because of non-cash stock incentive compensation and Company growth. Expenses for the first nine months of 2000 also include a $35.4 million loss in fair value of derivatives entered in conjunction with the Company's hedging activities and that do not qualify for hedge accounting. See
Note 5 to Consolidated Financial Statements.

   Gain on investment in equity securities was $13.3 million for the first nine months of 2000, compared with an $8.9 million gain for the same 1999 period. Interest expense increased $15 million (33%) because of an increase of approximately 14% in weighted average borrowings, a 10% increase in the weighted average interest rate, and a decrease in interest reclassified to marketable securities.

Comparative Expenses per Mcf Equivalent Production
--------------------------------------------------

   The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                                   Quarter Ended            Nine Months Ended
                                                   September 30,               September 30,
                                           -----------------------------  ----------------------
                                                              Increase                  Increase
                                             2000     1999   (Decrease)   2000   1999  (Decrease)
                                           --------  ------  -----------  -----  -----  ---------
Production..............................   $ 0.52    $ 0.54      (4%)    $ 0.52  $ 0.54    (4%)
Taxes, transportation and other.........     0.39      0.24      63%       0.33    0.23    43%
Depreciation, depletion and
  amortization (DD&A)...................     0.77      0.79      (3%)      0.78    0.75     4%
General and administrative (G&A) (a)....     0.15      0.09      67%       0.14    0.09    56%
Interest................................     0.50      0.46       9%       0.50    0.44    14%

     (a)   Excludes stock incentive compensation.


   The following are explanations of significant variances of expenses on an Mcfe basis:

   Production-   Decreased production expense per Mcfe is primarily because of an increase in proportionate gas production, which costs less to produce than oil.

   Taxes, transportation and other-   Increased taxes, transportation and other
expense per Mcfe is primarily because of higher product prices.

   DD&A-   Fluctuations in DD&A per Mcfe are primarily related to the higher cost per Mcfe of 1999 producing property acquisitions and the timing of recognizing additional reserves related to development.

   G&A-   Increased G&A per Mcfe is primarily the result of increased employee costs related to Company growth.

   Interest-   Increased interest expense per Mcfe is primarily because of an increase in the weighted average interest rate and decreased allocation of interest to investment in equity securities resulting from equity security sales.

Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

   Cash provided by operating activities was $257.8 million for the first nine months of 2000 compared with $98.2 million for the same 1999 period. This change was primarily because of increased production and prices, equity security sales and timing of cash receipts and disbursements. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) increased 153% from $81.9 million for the first nine months of 1999 to $207.4 million for the same 2000 period, primarily because of increased production and prices.

   During the nine months ended September 30, 2000, cash provided by operating activities of $257.8 million, bank borrowings of $417.4 million, net proceeds related to stock option exercises of $11.5 million and sale of property and equipment of $76.9 million were used to fund net property acquisitions, development costs and other net capital additions of $135.7 million, debt payments of $480.5 million, minority interest purchase of $100.1 million, treasury stock purchases of $48.2 million and dividends of $2.7 million. The resulting decrease in cash and cash equivalents for the period was $3.6 million.

   Other significant changes in current assets during the first nine months of 2000 were a $48.2 million increase in accounts receivable related to increased product prices and the timing of cash receipts, a $29.1 million decrease in investment in equity securities related to sale of securities, a $2.9 million increase in current deferred income tax benefit primarily related to the current portion of the derivative fair value loss, and a $3.3 million increase in other current assets primarily related to drilling inventory. Total current liabilities increased $89.3 million during the first nine months of 2000, primarily because of a $62.4 million increase in accounts payable and accrued liabilities related to increased product prices and the timing of disbursements and a $26.9 million increase in other current liabilities primarily related to the current portion of derivative fair value loss.

Acquisitions and Development

   Exploration and development expenditures for the first nine months of 2000 were $95.9 million, compared with $60.8 million for the first nine months of 1999. The Company has budgeted $120 million for exploration and development in 2000. Actual costs may vary significantly due to many factors, particularly changes in drilling, completion and material costs, as well as changes in commodity prices. Such expenditures are expected to be funded by cash flow from operations.

   Through the first nine months of 2000, the Company participated in the drilling of 115 gas wells and 31 oil wells and more than 360 workovers. Results of these projects have met or exceeded management expectations. Workovers were focused on recompletions, artificial lift, and wellhead compression.

   Gas development projects in 2000 have been focused in the East Texas, Arkoma and San Juan Basin areas. During the first nine months of 2000, 31 wells were drilled in East Texas, 18 of which were completed. The Company expects to drill an additional 12 wells by year-end. The Company also completed 56 workovers in East Texas. In the Arkoma Basin, the Company has drilled 33 wells, 16 of which were completed by September 30, 2000.

   In the San Juan Basin, the Company's drilling has targeted the Fruitland Coal formation. Nineteen wells and 142 workovers were completed in this area as of September 30, 2000. The Company has also been active in the Mid-Continent area where 36 wells have been drilled, 25 of which have been completed.

   Oil development has been concentrated in the Permian Basin during the first nine months of 2000. Twenty-seven wells were drilled, 14 of which were completed.

   On March 31, 2000, the Company exercised its option to purchase Lehman's 50% interest in the Ocean Energy Acquisition for $111 million. See Note 10 to Consolidated Financial Statements.

   In February 2000, the Board of Directors authorized the repurchase of 3.8 million shares of the Company's common stock. Upon completion of repurchases under this authorization, the Board of Directors authorized the repurchase of an additional 4.5 million shares in May. During the first nine months of 2000, the Company repurchased 5.3 million shares of its common stock on the open market at a cost of $41.4 million, including 1.3 million shares repurchased under a prior Board authorization. As of November 1, 4.3 million shares remain under the May 2000 Board authorization.

   Purchases of the Company's common stock and Lehman's interest in the Ocean Energy Acquisition were funded with proceeds from the sale of most of the Company's investment in equity securities for $42.4 million, sale of producing properties for $68.3 million, borrowings from commercial banks under a $25 million term loan and cash flow from operations.

   The Company's borrowing capacity under its revolving credit agreement with commercial banks is available for acquisitions and development.

Debt and Equity

   As of September 30, 2000, long-term bank debt decreased by $63.1 million from the balance at December 31, 1999. Debt was decreased by operating cash flow, less $25 million in short-term borrowings to partially fund the purchase of Lehman's interest in the Ocean Energy Acquisition.

   On May 12, 2000, the Company entered into a new revolving credit agreement with commercial banks with a commitment of $800 million. Proceeds of this loan agreement were used to fully repay the $25 million term loan, as well as separate bank debt of the Company's subsidiaries. Borrowings at September 30, 2000 under the loan agreement were $628 million.

   Stockholders' equity at September 30, 2000 increased $41.1 million from year-end because of earnings of $65.4 million for the nine months ended September 30, 2000 and an increase in additional paid-in capital of $25.5 million related to stock option exercises and performance share grants, partially offset by treasury stock purchases of $48.2 million and common stock dividends declared of $1.6 million.

Common Stock Dividends

   In August 2000, the Board of Directors of the Company declared a third quarter common stock dividend of $0.01 per share to be paid in October. With the effect of the three-for-two stock split in September 2000, this dividend represents a 50% increase in the quarterly dividend rate.


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

   SFAS No. 138 provides that contracts that have a price based on an element that is not clearly and closely related to the asset being sold are not considered a normal sale. Such a contract is therefore a derivative that must be marked to market upon adoption of SFAS No. 133. The Company has a contract to sell natural gas from January 2002 through July 2005 at a price based on the NYMEX futures price for intermediate crude oil. See Note 4 to Consolidated Financial Statements. If these pricing provisions are not amended prior to the Company's adoption of SFAS No. 133 as of January 1, 2001, the Company expects to record a derivative fair value loss on this contract. The amount of such loss will be determined by the relationship between the intermediate crude oil price and natural gas price on the futures market for the contract period. Based on these prices on November 9, 2000, the after-tax loss on the contract would be $32.5 million. This represents recognition of an opportunity loss that, if the contract were considered a normal sale, would be recognized as reduced gas revenue over the contract term.

   Other than the effect of this contract, the Company does not expect adoption of SFAS No. 133, as amended by SFAS No. 138, to significantly affect reported earnings since the Company's derivatives are expected to provide effective hedges. However, comprehensive income could be materially affected.


Forward-Looking Statements
--------------------------

   Certain information included in this quarterly report and other materials filed by the Company with the Securities and Exchange Commission contain forward-looking statements relating to the Company's operations and the oil and gas industry. Such forward-looking statements are based on management's current projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "anticipates," "believes," "estimates" and similar words. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from what is expressed or forecasted in such forward-looking statements.

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

Interest Rate Risk

   The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At September 30, 2000, the Company's variable rate debt had a carrying value of $628 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $298.1 million. Assuming a 100-basis point change in interest rates at September 30, 2000, the fair value of the Company's fixed rate debt would change by approximately $16.3 million.

   The Company also has an interest rate swap agreement which effectively converts the interest rate from variable to fixed on a $50 million notional amount through September 2005. The Company sold a call option that allows the counterparty to terminate the interest rate swap in November 2000. The fair value of this swap and call at September 30, 2000 was $100,000. The net fair value of the swap and call would change by approximately $100,000 assuming a 100-basis point change in interest rates at September 30, 2000.

Commodity Price Risk

   The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of September 30, 2000, the Company had outstanding gas futures contracts and gas basis swap agreements. After termination of a portion of its call options in July 2000, the Company also entered swap agreements that provide effective hedges. These gas futures contracts, swap agreements and basis swap agreements would have had a total fair value loss of approximately $68.3 million at September 30, 2000. The aggregate effect of a hypothetical 10% change in gas prices and basis would result in a change of approximately $14.1 million in the fair value of these financial instruments at September 30, 2000.

   In conjunction with its hedging activities, the Company has entered call options to sell future gas production at certain ceiling prices. Call options outstanding at September 30, 2000 had a fair value loss of $24 million. The aggregate effect of a hypothetical 10% change in gas prices and basis would result in a change of approximately $6.2 million in the fair value of these options at September 30, 2000. A 30% decrease in gas prices would result in approximately an $18 million reduction of the fair value loss. Changes in the fair value of these options are recognized in the consolidated statements of operations since they do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

                             P A R T   I I.    OT H E R   I N F O R M A T I O N


Items 1. through 5.

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit Number
              and Description                                              Page
              ---------------                                             ------


              3.1  Restated Certificate of Incorporation of Cross
                   Timbers Oil Company as restated on April 21, 1998

              4.1  Certificate of Designation of Series A Junior
                   Participating Preferred Stock, par value $0.01
                   per share, dated August 25, 1998

              11   Computation of per share earnings
                   (included in Note 7 to Consolidated
                   Financial Statements)

              15   Letter re unaudited interim financial information

                   15.1  Awareness letter of Arthur Andersen LLP


         (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended September 30, 2000 and through November 14, 2000:

              On August 24, 2000, the Company filed a report on Form 8-K regarding its three-for-two stock split of its outstanding common stock for shareholders of record at the close of business on September 5, 2000 and the increase of its regular quarterly common stock cash dividend by 50% to 1 cent per share on the post-split outstanding common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CROSS TIMBERS OIL COMPANY


Date: November 14, 2000           By            LOUIS G. BALDWIN
                                     ----------------------------------------
                                                Louis G. Baldwin
                                            Executive Vice President
                                           and Chief Financial Officer
                                          (Principal Financial Officer)



                                  By             BENNIE G. KNIFFEN
                                     ----------------------------------------
                                                 Bennie G. Kniffen
                                        Senior Vice President and Controller
                                           (Principal Accounting Officer)