Form 10-K
period 2000-12-31
CROSS TIMBERS OIL CO
filed 2001-04-02
CIK 868809

                                      2000

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

           [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended  December 31, 2000
                                             -----------------
                                       OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                        Commission File Number:  1-10662
                                                 -------

                           Cross Timbers Oil Company
             (Exact name of registrant as specified in its charter)

           Delaware                   75-2347769           810 Houston Street, Suite 2000, Fort Worth, Texas        76102
-------------------------------   -------------------      ---------------------------------------------------     -------
(State or other jurisdiction of    (I.R.S. Employer        (Address of principal executive offices)              (Zip Code)
incorporation or organization)    Identification No.)


       Registrant's telephone number, including area code (817) 870-2800
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:


              Title of Each Class                               Name of Each Exchange on Which Registered
-------------------------------------------------               -----------------------------------------
Common Stock, $.01 par value, including preferred                        New York Stock Exchange
               stock purchase rights

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

              Aggregate market value of the Common Stock held by
                        nonaffiliates of the Registrant
             as of March 16, 2001 was approximately $2,045,000,000

 Number of Shares of Common Stock outstanding as of March 1, 2001 - 81,230,051

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2001.

================================================================================

                           CROSS TIMBERS OIL COMPANY
                        2000 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


Item                                                                                    Page
----                                                                                    ----
                                     Part I
1. and 2.    Business and Properties...................................................   1
   3.        Legal Proceedings.........................................................  15
   4.        Submission of Matters to a Vote of Security Holders.......................  16

                                    Part II

   5.        Market for Registrant's Common Equity and Related Stockholder Matters.....  17
   6.        Selected Financial Data...................................................  18
   7.        Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................................  20
  7A.        Quantitative and Qualitative Disclosures about Market Risk................  28
   8.        Financial Statements and Supplementary Data...............................  31
   9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................................  31

                                   PART III

   10.       Directors and Executive Officers of the Registrant........................  31
   11.       Executive Compensation....................................................  31
   12.       Security Ownership of Certain Beneficial Owners and Management............  31
   13.       Certain Relationships and Related Transactions............................  31

                                    Part IV

   14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........  32


                                     PART I

Items 1. and 2.  Business and Properties

General

     Cross Timbers Oil Company and its subsidiaries ("the Company") are engaged in the acquisition, development, exploitation and exploration of producing oil and gas properties, and in the production, processing, marketing and transportation of oil and natural gas. The Company has grown primarily through acquisitions of proved oil and gas reserves, followed by development and exploitation activities and strategic acquisitions of additional interests in or near such acquired properties. Growth for the next year or more is expected to be primarily internally generated and will be supplemented by incremental acquisitions.

     The Company's proved reserves are principally located in relatively long-lived fields with well-established production histories concentrated in the East Texas Basin, the Arkoma Basin of Arkansas and Oklahoma, the San Juan Basin of northwestern New Mexico, the Hugoton Field of Oklahoma and Kansas, the Anadarko Basin of Oklahoma, the Green River Basin of Wyoming, the Permian Basin of West Texas and New Mexico, the Middle Ground Shoal Field of Alaska's Cook Inlet and the Colquitt and Oaks Fields of Louisiana.

     The Company's estimated proved reserves at December 31, 2000 were 58.4 million barrels ("Bbls") of oil, 1.8 trillion cubic feet ("Tcf") of natural gas and 22 million Bbls of natural gas liquids, based on December 31, 2000 prices of $25.49 per Bbl for oil, $9.55 per thousand cubic feet ("Mcf") for gas and $26.33 per Bbl for natural gas liquids. Approximately 76% of December 31, 2000 proved reserves, computed on a gas energy equivalent ("Mcfe") basis, were proved developed reserves. Increased proved reserves during 2000 were primarily the result of development and exploitation activities, partially offset by production and property sales. During 2000, the Company's daily average production was 12,941 Bbls of oil, 343,871 Mcf of gas and 4,430 Bbls of natural gas liquids. Fourth quarter 2000 daily average production was 12,852 Bbls of oil, 366,007 Mcf of gas and 4,523 Bbls of natural gas liquids.

     The Company's properties have relatively long reserve lives and highly predictable production profiles. Based on December 31, 2000 proved reserves and projected 2001 production, the average reserve-to-production index of the Company's proved reserves is 14.4 years. In general, the Company's properties have extensive production histories and production enhancement opportunities. While the properties are geographically diversified, the major producing fields are concentrated within core areas, allowing for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. As of December 31, 2000, the Company owned interests in 6,885 gross (3,609 net) wells and operated wells representing 92% of the present value of cash flows before income taxes (discounted at 10%) from estimated proved reserves. The high proportion of operated properties allows the Company to control expenses, capital allocation and the timing of development and exploitation activities in its fields.

     The Company has generated a substantial inventory of approximately 1,500 potential development drilling locations within its existing properties (of which 684 have been attributed proved undeveloped reserves), to support future net reserve additions. The Company estimates net potential reserves related to unbooked development drilling locations to exceed 1.7 Tcf equivalent. The Company's drilling plans are dependent upon product prices and the availability of drilling equipment.

     The Company employs a disciplined acquisition program refined by senior management to augment its core properties and expand its reserve base. Its engineers and geologists use their expertise and experience gained through the management of existing core properties to target properties to be acquired with similar geological and reservoir characteristics.

     The Company operates gas gathering systems in East Texas, the Arkoma Basin of Arkansas and Oklahoma, the Hugoton Field of Kansas and Oklahoma and Major County, Oklahoma. The Company also operates a gas processing plant in the Hugoton Field. The Company's gas gathering and processing operations are only in areas where the Company has production and are considered activities which add value to the Company's natural gas production and sales operation.

     Most of the Company's production is sold at current market prices. The Company markets its gas production and the gas output of its gathering and processing systems. A large portion of natural gas is processed and the resultant natural gas liquids are marketed by unaffiliated third parties. The Company uses fixed price physical sales contracts and futures, forward sales contracts and other price risk management instruments to hedge pricing risks. See "Delivery Contracts" and Part II, Item 7A.

History of the Company

     The Company was incorporated in Delaware in 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. The Company completed its initial public offering of common stock in May 1993.

     During 1991, the Company formed Cross Timbers Royalty Trust by conveying a 90% net profits interest in substantially all of the royalty and overriding royalty interests then owned in Texas, New Mexico and Oklahoma, and a 75% net profits interests in seven nonoperated working interest properties in Texas and Oklahoma. Cross Timbers Royalty Trust units are listed on the New York Stock Exchange under the symbol "CRT." From 1996 to 1998, the Company purchased 1,360,000, or 22.7%, of the outstanding units. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding units. In June 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission to register the Company's 1,360,000 units for sale in a public offering. The registration statement was filed in anticipation of improving commodity prices and related market conditions for oil and gas equities. The registration statement was amended in October 2000.

     In December 1998, the Company formed the Hugoton Royalty Trust by conveying an 80% net profits interest in principally gas-producing operated interests in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40 million units of beneficial interest. The Company sold 17 million units in the trust's initial public offering in 1999 and 1.3 million units pursuant to an employee incentive plan in 1999 and 2000. Hugoton Royalty Trust units are listed on the New York Stock Exchange under the symbol "HGT."

Industry Operating Environment

     The oil and gas industry is affected by many factors that the Company generally cannot control. Governmental regulations, particularly in the areas of taxation, energy and the environment, can have a significant impact on operations and profitability. Crude oil prices are determined by global supply and demand. Oil supply is significantly influenced by production levels of OPEC member countries, while demand is largely driven by the condition of worldwide economies, as well as weather. The Company's natural gas prices are generally determined by North American supply and demand. Weather has a significant impact on demand for natural gas since it is a primary heating resource. Its increased use for electrical generation has kept natural gas demand elevated throughout the year, removing some of the seasonal swing in prices. See "General - Product Prices" in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding recent price fluctuations and their effect on the Company's results.

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

     Acquiring Long-Lived, Operated Properties. The Company seeks to acquire long-lived, operated producing properties that:

        - contain complex multiple-producing horizons with the potential for increases in reserves and production,

        - are in the Company's core operating areas or in areas with similar geologic and reservoir characteristics, and

        - present opportunities to reduce expenses per Mcfe produced through more efficient operations.

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

     Increasing Production and Reserves. A principal component of the Company's strategy is to increase production and reserves through aggressive management of operations and low-risk development. The Company believes that its principal properties possess geologic and reservoir characteristics that make them well suited for production increases through drilling and other development programs. The Company has generated an inventory of approximately 1,500 potential drilling locations for this program. Additionally, the Company reviews operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying gathering and other surface facilities and conducting restimulations and recompletions. The Company may also initiate, upgrade or revise existing secondary recovery operations.

     Exploration Activities. During 2001, the Company plans to focus on exploration projects that are near currently owned productive fields and have the potential to add substantially to proved reserves and cash flow. The Company believes that it can prudently and successfully add growth potential through exploratory activities given improved technology, its experienced technical staff and its expanded base of operations. The Company has allocated approximately $10 million of its $250 million 2001 development budget for exploration activities.

     Experienced Management and Technical Staff. Most senior management and technical staff have worked together for over 20 years and have substantial experience in the Company's core operating areas. Bob R. Simpson and Steffen E. Palko, co-founders of the Company, were previously executive officers of Southland Royalty Company, one of the largest U.S. independent oil and gas producers prior to its acquisition by Burlington Northern, Inc. in 1985.

     Other Strategies. The Company may also acquire working interests in producing properties that it will not operate if such interests otherwise meet its acquisition criteria. The Company attempts to acquire nonoperated interests in fields where the operators have a significant interest to protect. The Company may also acquire nonoperated interests in order to ultimately accumulate sufficient ownership interests to operate the properties. The Company attempts to acquire nonoperated interests with potential undeveloped reserves that will be exploited by the operator.

     The Company also attempts to acquire a portion of its reserves as royalty interests. Royalty interests have few operational liabilities because they do not participate in operating activities and do not bear production or development costs.

     Royalty Trusts. In December 1998, the Company created the Hugoton Royalty Trust and sold 42.5% of the trust to the public in April and May 1999. An additional 3.2% of the units were sold in 1999 and 2000, pursuant to an employee incentive plan. Sales of royalty trust units allow the Company to more efficiently capitalize its mature, lower growth properties. The Company may create and sell interests in additional royalty trusts in the future.

     Business Goals. In November 2000, the Company announced its strategic goal for 2001of increasing gas production by 15%. This goal was updated in December to 20% gas production growth for 2001 and 2002. In March 2001, the Company announced goals for increasing proved reserves to 2.6 Tcfe at year-end 2001 and 3 Tcf equivalent at year-end 2002. To achieve these growth targets, the Company plans to drill about 245 (178 net) wells and perform approximately 380 (271 net) workovers and recompletions. The Company plans to reduce debt with operating cash flow.

     The Company has budgeted $250 million for its 2001 development program, which is expected to be funded primarily by cash flow from operations. About 50% of the development budget will be spent in East Texas with the balance evenly allocated to Arkoma Basin, San Juan Basin, Alaska, Permian Basin and Hugoton Royalty Trust properties. Exploration expenditures are expected to be approximately 4% of the 2001 budget. The total capital budget, including acquisitions, will be adjusted throughout 2001 depending on oil and gas prices to capitalize on opportunities offering the highest rates of return.

Acquisitions

     During 1996, the Company acquired predominantly gas-producing properties for a total cost of $106 million. The Enserch Acquisition, the largest of these acquisitions, closed in July 1996 at a cost of $39.4 million and primarily consisted of operated interests in the Green River Basin of southwestern Wyoming. In November 1996, the Company acquired additional interests in the Fontenelle Unit, the most significant property included in the Enserch Acquisition, at a cost of $12.5 million. In December 1996, the Company acquired primarily operated interests in gas-producing properties in the Ozona area of the Permian Basin of West Texas for $28.1 million. The Company sold these properties for $43 million in March 2000. From July through December 1996, the Company acquired 955,800 units or 16% of the outstanding units of Cross Timbers Royalty Trust at a total cost of $12.8 million. The 1996 acquisitions increased proved reserves by approximately 1.6 million Bbls of oil and 153.4 Bcf of natural gas.

     During 1997, the Company acquired predominantly gas-producing properties for a total cost of $256 million. The Amoco Acquisition, the largest of these acquisitions, closed in December 1997 at an adjusted purchase price of $195 million, including five-year warrants to purchase 1.4 million shares of the Company's common stock at a price of $10.05 per share. This acquisition consisted primarily of operated properties in the San Juan Basin of New Mexico. In May 1997, the Company acquired properties in Oklahoma, Kansas and Texas for an adjusted purchase price of $39 million. The Company also acquired an additional 370,500 units, or 6%, of the Cross Timbers Royalty Trust units at a cost of $5.4 million. The 1997 acquisitions increased proved reserves by approximately 3.2 million Bbls of oil, 248 Bcf of natural gas and 13.9 million Bbls of natural gas liquids.

     During 1998, the Company acquired oil- and gas-producing properties for a total cost of $340 million. The East Texas Basin Acquisition was the largest of these acquisitions. The purchase closed in April 1998 at a price of $245 million which was reduced to $215 million by a $30 million production payment sold to EEX Corporation. In September 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet in exchange for 2.9 million shares of the Company's common stock along with certain price guarantees and a non-interest bearing note payable of $6 million, resulting in a total purchase price of $45 million. The Company also acquired primarily gas-producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for an estimated purchase price of $31 million. The 1998 acquisitions increased reserves by approximately 16.3 million Bbls of oil and 311.3 Bcf of natural gas.

     In 1999, the Company and Lehman Brothers Holdings, Inc. acquired the common stock of Spring Holding Company, a private oil and gas company, for a combination of cash and Cross Timbers' common stock totaling $85 million. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. In September 1999 the Company exercised its option to acquire Lehman's 50% interest in Spring for $44.3 million. This acquisition includes oil and gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $235 million. After purchase accounting adjustments and other costs, the cost of the properties was $253 million. The Company also acquired, with Lehman as 50% owner, Arkoma Basin properties from affiliates of Ocean Energy, Inc. for $231 million. The Company exercised its option to acquire Lehman's interest in the Ocean Energy Acquisition on March 31, 2000 for $111 million. The 1999 acquisitions, including Lehman's 50% interest in the Spring and Ocean Energy acquisitions, increased reserves by approximately
2.8 million Bbls of oil and 494.7 Bcf of natural gas.

     During 2000, the Company acquired oil- and gas-producing properties for a total cost of $32 million, including $11 million paid to Lehman in March 2000 in excess of its investment in the Ocean Energy Acquisition. There were no individually significant acquisitions in 2000. In December 2000, the Company entered into a definitive agreement with Herd Producing Company, Inc. to acquire primarily gas-producing properties in East Texas and Louisiana for $115 million. The purchase was completed on January 3, 2001, and increased reserves by approximately 175 Bcf of natural gas.

     Many of the properties acquired from 1996 through 1998 in Kansas, Oklahoma and Wyoming are subject to the 80% net profits interest conveyed to Hugoton Royalty Trust. The Company sold 45.7% of its Hugoton Royalty Trust units in 1999 and 2000.

Significant Properties

     The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by the Company's major operating areas at December 31, 2000:

                                                           Proved Reserves
                                       ---------------------------------------------------            Discounted
(in thousands)                                                 Natural Gas     Natural Gas          Present Value
                                         Oil          Gas         Liquids      Equivalents        before Income Tax
                                        (Bbls)       (Mcf)        (Bbls)         (Mcfe)          of Proved Reserves
                                       -------    ----------   -----------    -----------       ---------------------
East Texas.......................        2,870       621,645          -           638,865         $2,575,779    33.2%
Arkoma Basin.....................           38       478,776          -           479,004          2,028,993    26.2%
San Juan Basin...................        1,447       291,829      22,012          432,583          1,249,886    16.1%
Hugoton Royalty Trust (a)........        2,877       326,582          -           343,844          1,230,419    15.9%
Permian Basin....................       35,285        34,909          -           246,619            451,071     5.8%
Alaska Cook Inlet................       13,873             -          -            83,238            128,412     1.7%
Cross Timbers Royalty Trust (b)..        1,710        12,410          -            22,670             63,185     0.8%
Other............................          345         3,532          -             5,602             20,887     0.3%
                                       -------    ----------   -----------    -----------         ----------   ------
Total............................       58,445     1,769,683      22,012        2,252,425         $7,748,632   100.0%
                                       =======    ==========   ===========    ===========         ==========   ======

(a) Includes 1,970,000 Bbls of oil and 223,578,000 Mcf of gas and discounted present value before income tax of $842,346,000 related to the Company's ownership of approximately 54% of Hugoton Royalty Trust units at December 31, 2000.

(b) Includes 747,000 Bbls of oil and 7,986,000 Mcf of gas and discounted present value before income tax of $38,403,000 related to the Company's ownership of approximately 23% of Cross Timbers Royalty Trust units at December 31, 2000.

East Texas Area

     The Company acquired most of its producing properties in the East Texas area in April 1998. These properties are located in East Texas and northwestern Louisiana and produce primarily from the Travis Peak, Cotton Valley and Rodessa formations between 7,000 feet and 12,000 feet in eight major fields. Oil and gas were first discovered in the East Texas area in the 1930's. The Company owns an interest in 652 gross (635 net) wells which it operates and 46 gross (5.8 net) wells operated by others. The Company also owns the related gathering facilities.

     During 2000, the East Texas area was the Company's most active gas development area, where 44 gross (42.3 net) gas wells were drilled and 97 workovers were performed. The formations targeted were the Travis Peak, Cotton Valley and Bossier. The Company plans to continue to extensively develop this area, including drilling approximately 97 wells in 2001.

Arkoma Basin Area

     During 1999, the Company acquired interests in approximately 2,500 wells and a gas gathering system in the Arkoma Basin of Arkansas and Oklahoma. The Arkoma Basin, discovered in the 1920's, stretches from central Arkansas into eastern Oklahoma and is known for shallow production decline rates, multiple formations and complex geology. With these acquisitions, the Company controls 40% of Arkansas production from the Arkoma Basin. The Company owns an interest in 839 gross (589.8 net) wells which it operates and 626 gross (112.8 net) wells operated by others. Of these wells, 136 gross (87.7 net) operated wells and 72 gross (13.7 net) nonoperated wells are dual completions.

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

     In 2000, the Company drilled 47 gross (27.5 net) wells, completed 90 workovers, including 20 wellhead compressors, and drilled two successful exploration wells in the Pine Hollow Field. The Company plans to drill 70 wells, perform 115 workovers and install 80 wellhead compressors in the Arkoma Basin during 2001.

San Juan Basin Area

     The San Juan Basin of northwestern New Mexico and southwestern Colorado contains the second largest natural gas reserves in North America. The Company acquired most of its interests in the San Juan Basin in December 1997 from a subsidiary of Amoco Corporation. The Company owns an interest in 684 gross (550.2 net) wells that it operates and 372 gross (90.7 net) wells operated by others. Of these wells, 82 gross (71.2 net) operated wells and six gross (0.6 net) nonoperated wells are dual completions.

     During 2000, the Company participated in the drilling of 34 gross (27.1 net) wells, completed 19 workovers and installed over 93 wellhead compressors. During 2001, the Company plans to drill 43 wells and perform 15 workovers. The Company also plans to continue to install wellhead compressors at approximately the same level as 2000.

Hugoton Royalty Trust Areas

     A substantial portion of properties in the Mid-Continent area, the Hugoton area and the Green River Basin of the Rocky Mountains are subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust as of December 1998. The Company sold 45.7% of its Hugoton Royalty Trust units in 1999 and 2000.

     Mid-Continent Area

     The Company is one of the largest producers in the Major County, Oklahoma area of the Anadarko Basin. The Company operates 459 gross (402.5 net) wells and has an interest in 113 gross (30.3 net) wells operated by others.

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

     The Company develops the Major County area primarily through mechanical improvements, restimulations, recompletions to shallower zones and development drilling. During 2000, the Company participated in the drilling of 18 gross (12.9 net) wells in the northwestern portion of the County, targeting the Chester, Inola, Oswego and Red Fork formations. The Company has budgeted 10 drill wells in Major County for 2001.

     The Company operates a gathering system and pipeline in the Major County area. The gathering system collects gas from over 400 wells through 300 miles of pipeline in the Major County area. The gathering system has current throughput of approximately 18,000 Mcf per day, 70% of which is produced from Company-operated wells. Estimated capacity of the gathering system is 40,000 Mcf per day. Gas is delivered to a processing plant owned and operated by a third party, and then transmitted by a 26-mile Company-operated pipeline to connections with other pipelines.

     The Company was also very active in Woodward County, Oklahoma, where 15 gross (13.7 net) wells were drilled. In 2001, the Company plans to drill up to 15 wells.

     Hugoton Area

     The Hugoton Field, discovered in 1922, covers parts of Texas, Oklahoma and Kansas and is the largest gas field in North America with an estimated five million productive acres. The Company owns an interest in 380 gross (356.5 net) wells that it operates and 77 gross (18.2 net) wells operated by others.

     Approximately 70% of the Company's Hugoton gas production is delivered to the Tyrone Plant, a gas processing plant operated by the Company. During 1998, the Company completed the acquisition of approximately 70 miles of low pressure gathering lines, increasing production by 3,500 Mcf per day. During 1999 and 2000, the Company installed additional lateral compressors that lowered the line pressure and increased production in various areas of the Hugoton Field.

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

     During 2000, the Company drilled one well to the Chester, Council Grove and Oswego formations.

     Green River Basin

     The Green River Basin is located in southwestern Wyoming. The Company has interests in 179 gross (177.5 net) wells that it operates and 31 gross (4.1 net) wells operated by others in the Fontenelle Field.

     Gas production began in the Fontenelle area in the early 1970's. The producing reservoirs are the Cretaceous Frontier and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. Development potential for the fields in this area include deepening and opening new producing zones in existing wells, drilling new wells and adding compression to lower line pressures.

     During 2000, the Company drilled five gross (4.9 net) wells in the Fontenelle Unit and plans to drill 10 wells during 2001.

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

     The Company has a 91.5% working interest in 178 wells in the Prentice Northeast Unit. The Company also owns an interest in 81 gross (2 net) nonoperated wells. During 2000, the Company drilled 11 gross (10.1 net) vertical wells. At the end of 2000, one well was still being completed. During 2001, the Company may drill as many as 15 wells in this field.

     University Block 9. The University Block 9 Field is located in Andrews County, Texas and was discovered in 1953. The Company owns interests in 70 gross (68.5 net) wells that it operates. Productive zones are of Wolfcamp, Pennsylvanian and Devonian age and range from 8,400 to 10,400 feet. Development potential includes proper wellbore utilization, recompletions, infill drilling and improvement of waterflood efficiency.

     This field was the Company's most active oil development area during 2000, where the Company drilled 26 wells, including seven horizontal sidetrack wells. The Company also recompleted five Devonian wells into the Pennsylvanian horizon. During 2001, the Company plans to drill up to 19 wells.

Alaska Cook Inlet Area

     In September 1998, the Company acquired a 100% working interest in two State of Alaska leases and the offshore installations located in the Middle Ground Shoal Field of the Cook Inlet. The properties include 27 wells, two operated production platforms set in 70 feet of water about seven miles offshore, and a 50% interest in certain operated production pipelines and onshore processing facilities.

     Oil was discovered in the Cook Inlet in 1966.   Production from the 29
operated wells is primarily from multiple zones within the Miocene-Oligocene-aged Tyonek formation between 7,300 feet and 10,000 feet subsea.

     Three workovers were performed and two wells were drilled in 2000. The Company plans to drill two wells in 2001.

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

     The following are estimated quantities of proved reserves and cash flows therefrom as of December 31, 2000, 1999 and 1998:


                                                   December 31
                                       -----------------------------------
(in thousands)                             2000        1999        1998
                                       -----------  ----------  ----------
Proved developed:
  Oil (Bbls).........................       46,334      48,010      42,876
  Gas (Mcf)..........................    1,328,953   1,225,014     968,495
  Natural gas liquids (Bbls).........       16,448      13,781      14,000
  Mcfe...............................    1,705,645   1,595,760   1,309,751
Proved undeveloped:
  Oil (Bbls).........................       12,111      13,593      11,634
  Gas (Mcf)..........................      440,730     320,609     240,729
  Natural gas liquids (Bbls).........        5,564       4,121       3,174
  Mcfe...............................      546,780     426,893     329,577
Total proved:
  Oil (Bbls).........................       58,445      61,603      54,510
  Gas (Mcf)..........................    1,769,683   1,545,623   1,209,224
  Natural gas liquids (Bbls).........       22,012      17,902      17,174
  Mcfe...............................    2,252,425   2,022,653   1,639,328
Estimated future net cash flows:
  Before income tax..................  $15,239,560  $3,269,443  $1,677,426
  After income tax...................  $10,291,946  $2,550,551  $1,446,177
Present value of estimated future
 net cash flows, discounted at 10%:
  Before income tax..................  $ 7,748,632  $1,765,936  $  908,606
  After income tax...................  $ 5,262,030  $1,396,940  $  808,403

     Miller and Lents, Ltd., an independent petroleum engineering firm, prepared the estimates of the Company's proved reserves and the future net cash flow (and present value thereof) attributable to proved reserves at December 31, 2000, 1999 and 1998. As prescribed by the Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. Year-end 2000 realized prices used in the estimation of proved reserves were $25.49 per Bbl for oil, $9.55 per Mcf for gas and $26.33 per Bbl for natural gas liquids. Based on NYMEX prices of $25.00 per Bbl for oil and $5.00 per Mcf for gas (which are comparable to realized prices of $23.69 per Bbl for oil and $4.79 per Mcf for gas), and an $18.86 per Bbl realized price for natural gas liquids, estimated proved reserves at December 31, 2000 would be 57.7 million Bbls of oil, 1.75 Tcf of natural gas and 21.6 million Bbls of natural gas liquids. Using these prices, the present value of estimated future cash flows, discounted at 10% and before income tax, would be $3,834,024,000. See Note 16 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

     Uncertainties are inherent in estimating quantities of proved reserves, including many factors beyond the Company's control. Reserve engineering is a subjective process of estimating subsurface accumulations of oil and gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and the interpretation thereof. As a result, estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as change in product prices, may justify revision of such estimates. Accordingly, oil and gas quantities ultimately recovered will vary from reserve estimates.

     During 2000, the Company filed estimates of oil and gas reserves as of December 31, 1999 with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported for the year ended December 31, 1999 in Note 16 to Consolidated Financial Statements, with the exception that Form EIA-23 includes only reserves from properties operated by the Company.

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

Producing Wells

     The following table summarizes the Company's producing wells as of December 31, 2000, all of which are located in the United States:

                    Operated Wells       Nonoperated Wells         Total (a)
                  ------------------     -----------------    ------------------
                  Gross      Net         Gross        Net     Gross      Net
                  -----  -----------     -----       -----    -----  -----------
  Oil............   542        484.7     1,806       126.4    2,348        611.1
  Gas............ 3,227      2,728.7     1,310       269.2    4,537      2,997.9
                  -----  -----------     -----       -----    -----  -----------

  Total.......... 3,769      3,213.4     3,116       395.6    6,885      3,609.0
                  =====  ===========     =====       =====    =====  ===========

  (a) One gross (0.5 net) oil wells and 317 gross (194.7 net) gas wells are dual completions.


Drilling Activity

     The following table summarizes the number of development wells drilled by the Company during the years indicated. As of December 31, 2000, the Company was in the process of drilling 59 gross (41.9 net) wells.

                                            Year Ended December 31
                             ---------------------------------------------------
                                   2000              1999              1998
                             ----------------  ----------------  ---------------
                              Gross     Net     Gross     Net     Gross    Net
                             -------  -------  -------  -------  ------- -------
  Development wells:
   Completed as-
     Oil wells..............    48      29.9      18       6.7       53    14.1
     Gas wells..............   172     114.6     128      91.2      139    63.4
   Non-productive...........     9       1.3       7       3.5        1      -
                             -------  -------  -------  -------  ------- -------
   Total....................   229     145.8     153     101.4      193    77.5
                             -------  -------  -------  -------  ------- -------

  Exploratory wells:
   Completed as-
     Oil wells..............     4       2.8       -        -        -       -
     Gas wells..............     1       0.5       1       1.0        3     3.0
   Non-productive...........     1       0.5       -        -         2     1.0
                             -------  -------  -------  -------  ------- -------
   Total....................     6       3.8       1       1.0        5     4.0
                             -------  -------  -------  -------  ------- -------
  Total (a).................    235    149.6     154     102.4      198    81.5
                             =======  =======  =======  =======  ======= =======

  (a) Included in totals are 66 gross (8.5 net) wells in 2000, 44 gross (4.1 net) wells in 1999 and 118 gross (14.6 net) in 1998 drilled on nonoperated interests.

Acreage

     The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2000. Excluded from this summary is acreage in which the Company's interest is limited to royalty, overriding royalty and other similar interests.

                 Developed Acres (a)(b)  Undeveloped Acres
                 ----------------------  -----------------
                    Gross        Net     Gross      Net
                   ---------    -------  ------   ------
   Arkansas....      519,646    226,345  20,495   15,678
   Oklahoma....      464,737    324,766  14,783    6,783
   Texas.......      223,398    140,500  27,190   20,492
   New Mexico..      196,078    145,963     160      160
   Kansas......       66,670     58,169       -        -
   Wyoming.....       45,007     30,241   1,891    1,211
   Other.......       35,157     19,602   4,603    4,002
                   ---------    -------  ------   ------

   Total.......    1,550,693    945,586  69,122   48,326
                   =========    =======  ======   ======

   (a) Developed acres are acres spaced or assignable to productive wells.

   (b) Certain acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Cross Timbers Royalty Trust, and in Oklahoma, Kansas and Wyoming is subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust.

Oil and Gas Sales Prices and Production Costs

     The following table shows the average sales prices per Bbl of oil (including condensate), Mcf of gas and per Bbl of natural gas liquids produced and the production costs and taxes, transportation and other per thousand cubic feet of gas equivalent ("Mcfe," computed on an energy equivalent basis of six Mcf to one Bbl):

                                            Year Ended December 31
                                            ----------------------
                                             2000    1999    1998
                                            ------  ------  ------
Sales prices:
 Oil (per Bbl)............................  $27.07  $16.94  $12.21
 Gas (per Mcf)............................  $ 3.38  $ 2.13  $ 2.07
 Natural gas liquids (per Bbl)............  $19.61  $11.80  $ 7.62

Production costs per Mcfe.................  $ 0.53  $ 0.53  $ 0.53
Taxes, transportation and other per Mcfe..  $ 0.35  $ 0.23  $ 0.25

Delivery Commitments

     The Company contracted to sell to a single purchaser approximately 21,650 Mcf of gas per day at the index price through December 2000, 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Deliveries under this contract are in Oklahoma and Arkansas.

     The Company has committed to sell all gas production from certain East Texas properties to EEX Corporation at market prices through the earlier of December 31, 2001, or until a total of approximately 34.3 Bcf (27.8 Bcf net to the Company's interest) of gas has been delivered. Based on current production, this sales commitment is approximately 24,700 Mcf (20,000 Mcf net to the Company's interest) per day.

     As partial consideration for an acquisition, the Company agreed to sell gas volumes ranging from 40,000 Mcf in 2000 to 35,000 Mcf in 2003 at specified discounts from index prices. Delivery of 20,000 Mcf per day of committed sales volumes is in the San Juan Basin, and delivery of the remaining volumes is in the East Texas Basin.

     As a part of the Ocean Energy Acquisition, the Company assumed a commitment to sell 6,800 Mcf of gas per day through April 2003 at a prices which are adjusted by the monthly index price. In 2000, the prices ranged from $0.50 to $0.95 per Mcf. Delivery of the committed sales volumes is in Arkansas.

     The Company has also entered fixed price contracts to sell physical daily gas volumes of 210,000 Mcf from April through September 2001 and 140,000 Mcf from October through March 2002. See Note 8 to Consolidated Financial Statements.

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

     Decreases in oil and gas prices have had and could have in the future an adverse effect on the Company's acquisition and development programs, proved reserves, revenues, profitability, cash flow and dividends. See Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, "General - Product Prices."

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

Federal Regulation of Natural Gas

     The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission ("FERC"). Federal wellhead price controls on all domestic gas were terminated on January 1, 1993 and none of the Company's gathering systems are currently subject to FERC regulation.
The Company cannot predict the impact of future government regulation on any natural gas facilities.

     Although FERC's regulations should generally facilitate the transportation of gas produced from the Company's properties and the direct access to end-user markets, the future impact of these regulations on marketing the Company's production or on its gas transportation business cannot be predicted. The Company, however, does not believe that it will be affected differently than competing producers and marketers.

Federal Regulation of Oil

     Sales of crude oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The net price received from the sale of these products is affected by market transportation costs. A significant part of the Company's oil production is transported by pipeline. Under rules adopted by FERC effective January 1995, interstate oil pipelines can change rates based on an inflation index, though other rate mechanisms may be used in specific circumstances. The United States Court of Appeals upheld FERC's orders in 1996. These rules have had little effect on the Company's oil transportation cost.

State Regulation

     Oil and gas operations are subject to various types of regulation at the state and local levels. Such regulation includes requirements for drilling permits, the method of developing new fields, the spacing and operations of wells and waste prevention. The production rate may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis. These regulations may limit production by well and the number of wells that can be drilled.

     The Company may become a party to agreements relating to the construction or operations of pipeline systems for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the state's administrative authority charged with regulating pipelines. The rates that can be charged for gas, the transportation of gas, and the construction and operation of such pipelines would be subject to the regulations governing such matters. Certain states have recently adopted regulations with respect to gathering systems, and other states are considering similar regulations. New regulations have not had a material effect on the operations of the Company's gathering systems, but the Company cannot predict whether any further rules will be adopted or, if adopted, the effect these rules may have on its gathering systems.

Federal, State or Native American Leases

     The Company's operations on federal, state or Native American oil and gas leases are subject to numerous restrictions, including nondiscrimination statutes. Such operations must be conducted pursuant to certain on-site security regulations and other permits and authorizations issued by the Bureau of Land Management, Minerals Management Service and other agencies.

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

Employees

     The Company had 651 employees as of December 31, 2000. None of the employees are represented by a union. The Company considers its relations with its employees to be good.

Executive Officers of the Company

     The executive officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

     Bob R. Simpson, 52, was a co-founder of the Company with Mr. Palko and has been Chairman and Chief Executive Officer of the Company since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

     Steffen E. Palko, 50, was a co-founder of the Company with Mr. Simpson and has been Vice Chairman and President or held similar positions with the Company since 1986. Mr. Palko was Vice President - Reservoir Engineering (1984-1986) and Manager of Reservoir Engineering (1982-1984) of Southland Royalty Company.

     Louis G. Baldwin, 51, has been Executive Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

     Keith A. Hutton, 42, has been Executive Vice President - Operations or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

     Vaughn O. Vennerberg, II, 46, has been Executive Vice President - Administration or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was Land Manager with Hutton Gas Operating Company (1986-1987).

     Bennie G. Kniffen, 50, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

Item 3.  Legal Proceedings

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss which has been heard by the Court and a decision is pending. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim is not currently determinable and no provision has been accrued in the Company's financial statements.

     A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that the Company and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons and failed to properly inform the plaintiffs and others of the deductions taken as allegedly required by Wyoming statutes. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made, together with interest and attorneys' fees. The Company has reached a settlement of this action, which is subject to court approval. The Company has agreed to pay a total settlement amount of $572,000 for a release of claims relating to deductions taken by the Company, the statutory reporting of claims, and other miscellaneous matters.
The Company further agreed that it would not take similar deductions from royalty owners in the future and to itemize other deductions from future royalty disbursements. The Company expects that the court will approve the settlement in April 2001. The settlement was accrued in the Company's financial statements.

     In February 2000, the Department of Interior notified the Company and several other producers that certain Native American leases located in the San Juan Basin have expired due to the failure of the leases to produce in paying quantities. The Department of Interior has demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. The Company has filed a Notice of Appeal with the Interior Board of Indian Appeals. The potential loss from these claims is currently not determinable, but could be material to the Company's annual earnings. The Company believes that the claim is without merit and that there is currently not a probable loss. No related provision is accrued in the Company's financial statements.

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

     No matters were submitted for a vote of security holders during the fourth quarter of 2000.

                                    PART II
                                    -------

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "XTO." The following table sets forth quarterly high and low sales prices and cash dividends declared for each quarter of 2000 and 1999 (as adjusted for the three-for-two stock split effected on September 18, 2000):


                                 High       Low    Dividend
                                ------    ------- ----------
     2000
     First Quarter..........  $  8.917   $ 5.042   $ 0.0067
     Second Quarter.........    14.833     8.167     0.0067
     Third Quarter..........    21.625    10.667     0.0100
     Fourth Quarter.........    29.000    16.750     0.0100

     1999
     First Quarter..........  $  6.042   $ 3.042   $ 0.0067
     Second Quarter.........     9.917     4.500     0.0067
     Third Quarter..........    10.083     7.333     0.0067
     Fourth Quarter.........     8.875     5.458     0.0067

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

     On February 20, 2001, the Board of Directors declared a quarterly dividend of $.01 per share payable on April 17, 2001 to shareholders of record on March 30, 2001. On March 1, 2001, the Company had approximately 593 shareholders of record.

Item 6.   Selected Financial Data

     The following table shows selected financial information for the five years ended December 31, 2000. Significant producing property acquisitions in each of the years presented affect the comparability of year-to-year financial and operating data. All weighted average shares and per share data have been adjusted for the three-for-two stock splits effected in March 1997, February 1998 and September 2000. This information should be read in conjunction with
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements at Item 14(a).

(in thousands except production, per share and per unit data)

                                                   2000         1999         1998            1997         1996
                                                ----------   ----------   -----------     ----------   ---------
Consolidated Income Statement Data
 Revenues:
  Oil and condensate..........................  $  128,194   $   86,604   $    56,164     $   75,223   $  75,013
  Gas and natural gas liquids.................     456,814      239,056       182,587        110,104      73,402
  Gas gathering, processing and marketing.....      16,123       10,644         9,438          9,851      12,032
  Other.......................................        (280)       4,991         1,297          3,094         888
                                                ----------   ----------   -----------     ----------   ---------

  Total Revenues..............................  $  600,851   $  341,295   $   249,486     $  198,272   $ 161,335
                                                ==========   ==========   ===========     ==========   =========

 Earnings (loss) available to common stock....  $  115,235(a)   $44,964(b)$   (71,498)(c) $   23,905   $  19,790
                                                ==========   ==========   ===========     ==========   =========
 Per common share
  Basic.......................................  $     1.62   $     0.64   $     (1.10)    $     0.40   $    0.33
                                                ==========   ==========   ===========     ==========   =========
  Diluted.....................................  $     1.55   $     0.63   $     (1.10)    $     0.39   $    0.32
                                                ==========   ==========   ===========     ==========   =========

  Weighted average common shares outstanding..      71,154       70,228        65,094         59,660      59,870
                                                ==========   ==========   ===========     ==========   =========

 Dividends declared per common share..........  $   0.0333   $   0.0267   $    0.1067     $   0.1000   $  0.0867
                                                ==========   ==========   ===========     ==========   =========

Consolidated Statement of Cash Flows Data
 Cash provided (used) by:
  Operating activities........................  $  377,421   $  133,301   $   (53,876)    $   95,918   $  59,694
  Investing activities........................  $ (133,884)  $ (156,370)  $  (376,564)    $ (309,234)  $(124,871)
  Financing activities........................  $ (241,833)  $   16,470   $   438,957     $  213,195   $  66,902

Consolidated Balance Sheet Data
 Property and equipment, net..................  $1,357,374   $1,339,080   $ 1,050,422     $  723,836   $ 450,561
 Total assets.................................  $1,591,904   $1,477,081   $ 1,207,005     $  788,455   $ 523,070
 Long-term debt...............................  $  769,000   $  991,100   $   920,411     $  539,000   $ 314,757
 Stockholders' equity.........................  $  497,367   $  277,817   $   201,474     $  170,243   $ 142,668

Operating Data
 Average daily production:
  Oil (Bbls)..................................      12,941       14,006        12,598         10,905       9,584
  Gas (Mcf)...................................     343,871      288,000       229,717        135,855     101,845
  Natural gas liquids (Bbls)..................       4,430        3,631         3,347            220           -
  Mcfe........................................     448,098      393,826       325,390        202,609     159,349

 Average sales price:
  Oil (per Bbl)...............................  $    27.07   $    16.94   $     12.21     $    18.90   $   21.38
  Gas (per Mcf)...............................  $     3.38   $     2.13   $      2.07     $     2.20   $    1.97
  Natural gas liquids (per Bbl)...............  $    19.61   $    11.80   $      7.62     $     9.66           -

 Production expense (per Mcfe)................  $     0.53   $     0.53   $      0.53     $     0.59   $    0.67
 Taxes, transportation and other (per Mcfe)...  $     0.35   $     0.23   $      0.25     $     0.22   $    0.20

 Proved reserves:
  Oil (Bbls)..................................      58,445       61,603        54,510         47,854      42,440
  Gas (Mcf)...................................   1,769,683    1,545,623     1,209,224        815,775     540,538
  Natural gas liquids (Bbls)..................      22,012       17,902        17,174         13,810           -
  Mcfe........................................   2,252,425    2,022,653     1,639,328      1,185,759     795,178

Other Data
 Operating cash flow (d)......................  $  344,638   $  132,683   $    78,480     $   89,979   $  68,263
 Ratio of earnings to fixed charges (e).......         2.8          1.9         -  (f)           2.1         2.6

(a) Includes effect of pre-tax gain of $43.2 million on significant asset sales, pre-tax derivative fair value loss of $55.8 million and non-cash incentive compensation expense of $26.1 million.

(b) Includes effect of a $40.6 million pre-tax gain on sale of Hugoton Royalty Trust units.

(c) Includes effect of a $93.7 million pre-tax net loss on investment in equity securities and a $2 million pre-tax, non-cash impairment charge.

(d) Defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense. Because of exclusion of changes in operating assets and liabilities and exploration expense, this cash flow statistic is different from cash provided (used) by operating activities, as is disclosed under generally accepted accounting principles.

(e) For purposes of calculating this ratio, earnings include earnings (loss) available to common stock before income tax and fixed charges. Fixed charges include interest costs, the portion of rentals (calculated as one-third) considered to be representative of the interest factor and preferred stock dividends.

(f) Fixed charges exceeded earnings by $108.4 million. Excluding the effect of items in (c) above, fixed charges exceeded earnings by $19 million.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" and the Company's consolidated financial statements at Item 14(a).

General

     The following events affect the comparability of results of operations and financial condition for the years ended December 31, 2000, 1999 and 1998, and may impact future operations and financial condition. Throughout this discussion, the term "Mcfe" refers to thousands of cubic feet of gas equivalent quantities produced for the indicated period, with oil and natural gas liquid quantities converted to Mcf on an energy equivalent ratio of one barrel to six Mcf.

Three-for-Two Stock Splits. The Company effected three-for-two stock splits on February 25, 1998 and September 18, 2000. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect all stock splits.

1999 Acquisitions. During 1999, the Company acquired predominantly gas-producing properties at a total cost of $510 million primarily funded by a combination of bank borrowings, proceeds from a public offering of common stock and the issuance of common stock. The acquisitions include:

  - Spring Holding Company Acquisition. In July 1999, the Company and Lehman each acquired 50% of the common stock of Spring Holding Company for a combination of cash and the Company's common stock totaling $85 million. In September 1999, the Company exercised its option to acquire Lehman's 50% interest in Spring for $44.3 million. The acquisition includes gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $235 million. After purchase accounting adjustments and other costs, the cost of the properties was $257 million.

  - Ocean Energy Acquisition. In September 1999, the Company and Lehman acquired Arkoma Basin gas properties for $231 million. Lehman contributed $100 million in cash and the Company contributed $100 million in securities, including its common stock, to a jointly owned company. The acquisition was funded with cash of $100 million and bank borrowings of $131 million. The Company acquired Lehman's interest in this acquisition on March 31, 2000 for $111 million, which was funded by proceeds from the sales of producing properties and equity securities, as well as bank debt. The $11 million in excess of Lehman's investment was recorded as additional property cost in 2000.

1998 Acquisitions. During 1998, the Company acquired oil- and gas-producing properties at a total cost of $340 million, including:

  - East Texas Basin Acquisition. The Company acquired these primarily gas-producing properties at a purchase price of $245 million, later reduced to $215 million by a $30 million production payment sold to EEX Corporation. This acquisition closed in April 1998 and was funded by bank debt, partially repaid from proceeds of the 1998 Common Stock Offering.

  - Cook Inlet Acquisition. In September 1998, the Company acquired these oil-producing properties in Alaska from affiliates of Shell Oil Company in exchange for 2.9 million shares of the Company's common stock along with certain price guarantees and a non-interest bearing note payable of $6 million, resulting in a purchase price of $45 million.

  - Seagull Acquisition. This acquisition included primarily gas-producing properties in northwest Oklahoma and the San Juan Basin of New Mexico. The Company acquired these properties in November 1998 for an estimated purchase price of $31 million, funded by bank borrowings.

Hugoton Royalty Trust Sales. The Company created Hugoton Royalty Trust in December 1998 by conveying 80% net profits interests in producing properties in Kansas, Oklahoma and Wyoming. In April and May 1999, the Company sold 17 million units, or 42.5%, of Hugoton Royalty Trust in its initial public offering. Total proceeds from this sale were $148.6 million, which were used to reduce bank debt. Total gain on sale, including the sale of units pursuant to an employee incentive plan, was $40.6 million before income tax. In October and November 2000, the Company sold 1.2 million units, or approximately 3%, of Hugoton Royalty Trust pursuant to the employee incentive plan. Total gain on these sales during 2000 was $11 million before income tax.

2000 Property Sales. In March 2000, the Company sold oil- and gas-producing properties in Crockett County, Texas and Lea County, New Mexico for total gross proceeds of $68.3 million.

1999 Property Sales. In May and June 1999, the Company sold primarily nonoperated gas-producing properties in New Mexico for $44.9 million. In September 1999, the Company sold primarily nonoperated oil- and gas-producing properties in Oklahoma, Texas, New Mexico and Wyoming for $63.5 million, including sales of $22.5 million of properties acquired in the Spring Holding Company Acquisition.

2000, 1999 and 1998 Development and Exploration Programs. Oil development was concentrated in the University Block 9 Field during all three years. Gas development focused on the East Texas area in 2000 and 1999, the Hugoton Area during 1998, and the Fontenelle Unit during all three years. Exploration activity has been primarily geological and geophysical analysis, including seismic studies, of undeveloped properties. Exploratory expenditures were $1 million in 2000, $900,000 in 1999 and $8 million in 1998.

2001 Development and Exploration Program. The Company has budgeted $250 million for its 2001 development and exploration program, which is expected to be funded primarily by cash flow from operations. The Company anticipates exploration expenditures will be approximately 4% of the 2001 budget. The total capital budget, including acquisitions, will be adjusted throughout 2001 to focus on opportunities offering the highest rates of return.

Common Stock Transactions. The following significant sales and issuances of common stock occurred during the three-year period ended December 31, 2000:

  - In November 2000, the Company sold 6.6 million shares of common stock from treasury with net proceeds of approximately $126.1 million. The proceeds were used to reduce outstanding indebtedness.

  - In July 1999, the Company sold 3 million shares of common stock from treasury with net proceeds of approximately $26.5 million. The proceeds were used to repurchase 2.9 million shares of common stock issued to affiliates of Shell for the Cook Inlet Acquisition.

  - In July 1999, the Company issued 6 million shares of common stock for its 50% interest in Spring Holding Company and for cash proceeds of $3.2 million which was used to reduce bank debt.

  - In September 1998, the Company issued 2.9 million common shares from treasury to affiliates of Shell for the Cook Inlet Acquisition. In July 1999, the Company repurchased these shares from Shell.

  - In April 1998, the Company sold 10.8 million shares of common stock. Net proceeds of $133.1 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition.

Treasury Stock Purchases. The Company often repurchases shares of its common stock as part of its strategic acquisition plans. The Company purchased on the open market 5.3 million shares at a cost of $41.4 million in 2000, 7,500 shares at a cost of $53,000 in 1999 and 6.5 million shares at a cost of $65.6 million in 1998. Through March 26, 2001, 4.3 million shares remain under the May 2000 Board of Directors' authorization to purchase an additional 4.5 million shares.

Conversion of Preferred Stock. In January 2001, the Company sent notice to preferred stockholders that it would redeem all outstanding shares on February 16, 2001 at a price of $25.94 per share plus accrued and unpaid dividends. Prior to the redemption date, 1.1 million outstanding shares of preferred stock were converted into 3.5 million common shares.

Investment in Equity Securities. In 1998, the Company purchased what it believed to be undervalued oil and gas reserves by acquiring common stock of publicly traded independent oil and gas producers at a total cost of $167.7 million. For accounting purposes, the Company considered equity securities purchased in 1998 to be trading securities since they were purchased with the intent to resell in the near future, and therefore recognized unrealized investment gains and losses in the income statements. After selling a portion of these securities in 1998 and 1999, the Company sold its remaining investment in equity securities in 2000 for $43.7 million. The Company recognized a $13.3 million gain in 2000, and losses of $1.1 million in 1999 and $93.7 million in 1998 related to this investment.

Derivative fair value loss. During 2000, the Company recorded a $55.8 million loss on call options which the Company sold in 1999 related to its hedging activities. Because written call options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. A current liability of $53.8 million related to this loss is recorded in the consolidated balance sheet at December 31, 2000. See "Accounting Changes" below.

Incentive Compensation. Incentive compensation results from stock appreciation right, performance share and royalty trust option awards, and subsequent changes in the Company's stock price. In 2000, incentive compensation totaled $26.1 million, which was primarily related to performance share grants and royalty trust option exercises. Incentive compensation was not significant in 1999. In 1998, incentive compensation totaled $1.3 million, which included non-cash performance share compensation of $1.6 million, partially offset by a reduction in stock appreciation right compensation of $300,000. As of December 31, 2000, there were 85,000 performance shares outstanding that vested when the common stock price closed above $30.00 on March 9, 2001, and 13,500 performance shares that vest in increments of 4,500 in each of 2001, 2002 and 2003. On March 9, 2001, an additional 77,000 performance shares were issued that vest when the stock price closes above $32.50.

Product Prices. In addition to supply and demand, oil and gas prices are affected by seasonal, political and other fluctuations the Company generally cannot control or predict.

     Crude oil prices are generally determined by global supply and demand. Starting at about $15 per barrel, crude oil prices declined throughout 1998, dropping to a posted West Texas Intermediate ("WTI") price of $8.00 per barrel in December 1998, the lowest level since 1978. Oil prices increased in 1999 because of production cuts by OPEC and other leading oil exporters, reduced inventories and anticipated increased demand. Despite OPEC production increases in 2000, increased demand has sustained higher prices. In September 2000, posted WTI prices reached $34.25, their highest levels since the 1990 Persian Gulf War. In response to lower prices in 2001 caused by lagging demand, OPEC members announced their resolve to maintain higher oil prices through production cuts when needed. The Company uses commodity price hedging instruments to reduce its exposure to oil price fluctuations. Including the effect of these hedging instruments, the Company's average oil price decreased from $28.72 to $27.07 in 2000 and from $17.37 to $16.94 in 1999. Based on 2000 production, the Company estimates that a $1.00 per barrel increase or decrease in the average oil sales price would result in approximately a $4.5 million change in 2001 annual operating cash flow.

     Natural gas prices are influenced by North American supply and demand, which is often dependent upon weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. Gas prices were approximately $2.00 per MMBtu in January 1998 and remained lower throughout the year because of mild winters in the central and eastern U.S. Cooler spring weather and lower industry production levels strengthened gas prices in 1999 and, after declining briefly at the end of 1999, continued to strengthen in 2000. The combination of lower domestic productive capacity, reduced storage and increased summer and winter demand have resulted in higher natural gas prices with increased volatility. NYMEX gas prices reached a record high of $10.10 in December 2000. At March 15, 2001, the average NYMEX price for the following 12 months was $5.08 per MMBtu. The Company uses commodity price hedging instruments to reduce its exposure to gas price fluctuations. Including the effect of these hedging instruments, the Company's average gas price decreased from $3.70 to $3.38 in 2000 and from $2.18 to $2.13 in 1999. Based on 2000 production, the Company estimates that a $0.10 per Mcf increase or decrease in the average gas sales price would result in approximately an $11 million change in 2001 annual operating cash flow. However, a significant portion of the Company's gas production through March 2002 is hedged by contracts that effectively fix prices. See Note 8 to the Consolidated Financial Statements.

Impairment Provision. During 1998, the Company recorded an impairment provision on producing properties of $2 million before income tax. This impairment provision was determined based on an assessment of recoverability of net property costs from estimated future net cash flows from those properties. Estimated future net cash flows are based on management's best estimate of projected oil and gas reserves and prices. If oil and gas prices significantly decline, the Company may be required to record impairment provisions in the future, which could be material.

Results of Operations

2000 Compared to 1999

     For the year 2000, earnings available to common stock were $115.2 million compared with earnings available to common stock of $45 million for 1999. The 2000 earnings include a $7.3 million after-tax gain from the sale of Hugoton Royalty Trust units, a $13.1 million after-tax gain on sale of properties, an $8.8 million after-tax gain on investment in equity securities, a $17.3 million after-tax charge for incentive compensation and a $36.8 after-tax loss on the change in derivative fair value. The 1999 earnings include a $26.8 million after-tax gain from the sale of Hugoton Royalty Trust units, a $4.2 million after-tax gain on sale of properties, and an $800,000 after-tax loss on investment in equity securities. Excluding these gains and losses from asset sales and incentive compensation, earnings for 2000 were $140.1 million, compared with $14.8 million for 1999.

     Revenues for 2000 were $600.9 million, or 76% above 1999 revenues of $341.3 million. Oil revenue increased $41.6 million, or 48%, because of a 60% increase in oil prices from an average of $16.94 per Bbl in 1999 to $27.07 in 2000 (see "General - Product Prices" above), partially offset by a 7% decrease in oil production. Decreased production was primarily because of the 2000 property sales.

     Gas and natural gas liquids revenue increased $217.8 million, or 91%, because of a 20% increase in gas production, a 22% increase in natural gas liquids production, a 59% increase in gas prices from an average of $2.13 per Mcf in 1999 to $3.38 in 2000 and a 66% increase in natural gas liquids prices from an average price of $11.80 per Bbl in 1999 to $19.61 in 2000 (see "General-Product Prices" above). Increased gas and natural gas liquids production was attributable to the 1999 acquisitions and the 1999 and 2000 development programs.

     Gas gathering, processing and marketing revenues increased $5.5 million primarily because of higher gas and natural gas liquids prices, increased margin and increased volumes from the 1999 acquisitions. Other revenues were $5.3 million lower primarily because of decreased net gains on sale of properties.

     Expenses for 2000 totaled $388.7 million as compared with total 1999 expenses of $245.9 million. Most expenses increased in 2000 primarily because of the 1999 acquisitions and the 1999 and 2000 development programs.

     Production expense increased $10.9 million, or 14%, because of increased production related to the 1999 acquisitions and 1999 and 2000 development programs. Production expense per Mcfe remained flat at $0.53. The Company's 2000 exploration expense of $1 million, which was predominantly geological and geophysical costs, remained about the same as 1999.

     Taxes, transportation and other deductions increased 68% or $23 million because of increased oil and gas revenues, as well as increased transportation, compression and other charges related to the 1999 acquisitions and the 1999 and 2000 development programs. Taxes, transportation and other per Mcfe increased 52% from $0.23 to $0.35 because of increased prices and other deductions.

     Depreciation, depletion and amortization ("DD&A") increased $17.4 million, or 16%, primarily because of the 1999 acquisitions and the 1999 and 2000 development programs. On an Mcfe basis, DD&A increased slightly from $0.78 in 1999 to $0.79.

     General and administrative expense increased $35.4 million, or 251% because of incentive compensation of $26.1 million and increased expenses from Company growth related to the 1999 acquisitions. Excluding incentive compensation, general and administrative expense per Mcfe increased from $0.10 in 1999 to $0.14 in 2000.

     Interest expense increased $14.7 million, or 23%, primarily because of a 7% increase in weighted average borrowings and an 8% increase in the weighted average interest rate. Interest classified as part of the gain (loss) on investment in equity securities decreased $4.6 million from 1999. Interest expense per Mcfe increased from $0.45 in 1999 to $0.48 in 2000.

1999 Compared to 1998

     For the year 1999, earnings available to common stock were $45 million compared with a loss available to common stock of $71.5 million for 1998. The 1999 earnings include a $26.8 million after-tax gain from the sale of Hugoton Royalty Trust units, a $4.2 million after-tax gain on sale of properties and an $800,000 after-tax loss on investment in equity securities. The 1998 loss includes a $61.8 million after-tax loss related to the Company's investment in equity securities, a $500,000 after-tax gain on sale of properties, a $1.3 million after-tax impairment write-off of producing properties and a $900,000 after-tax charge for incentive compensation. Excluding these gains and losses from investments and asset sales and charges for impairment and incentive compensation, earnings for 1999 were $14.8 million, compared with an $8 million loss for 1998.

     Revenues for 1999 were $341.3 million, or 37% above 1998 revenues of $249.5 million. Oil revenue increased $30.4 million, or 54%, because of an 11% increase in oil production and a 39% increase in oil prices from an average of $12.21 per Bbl in 1998 to $16.94 in 1999 (see "General - Product Prices" above). Increased production was primarily because of the 1998 acquisitions.

     Gas and natural gas liquids revenue increased $56.5 million, or 31%, because of a 25% increase in gas production, a 3% increase in gas prices and a 55% increase in natural gas liquids prices from an average price of $7.62 per Bbl in 1998 to $11.80 in 1999 (see "General - Product Prices" above). Increased gas production was attributable to the 1998 and 1999 acquisitions and development programs.

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

     Depreciation, depletion and amortization increased $28.8 million, or 34%, primarily because of the 1998 and 1999 acquisitions and development programs. On an Mcfe basis, DD&A increased from $0.70 in 1998 to $0.78 in 1999 primarily because of the higher cost per Mcfe of the 1998 and 1999 acquisitions.

     General and administrative expense increased $600,000, or 5%, because of increased expenses from Company growth related to the 1998 and 1999 acquisitions. Excluding incentive compensation, general and administrative expense per Mcfe remained at $0.10 in 1999.

     Interest expense increased $12.1 million, or 23%, primarily because of a comparable increase in weighted average borrowings to partially fund the 1998 and 1999 acquisitions. Interest related to investment in equity securities has been classified as part of the loss on investment in equity securities. Interest expense per Mcfe increased slightly from $0.44 in 1998 to $0.45 in 1999.

Liquidity and Capital Resources

     The Company's primary sources of liquidity are cash flow from operating activities, producing property sales, including sales of royalty trust units, public offerings of equity and debt, and bank debt. Other than for operations, the Company's cash requirements are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations. The Company believes that its sources of liquidity are adequate to fund its cash requirements in 2001.

     Cash provided by operating activities was $377.4 million in 2000, compared with cash provided by operating activities of $133.3 million in 1999 and $53.9 million cash used by operations in 1998. Fluctuations during this three-year period were primarily because of purchases of equity securities and lower product prices in 1998 and increased prices and production from acquisitions and development activity in 1999 and 2000. Before changes in operating assets and liabilities and exploration expense, cash flow from operations was $344.6 million in 2000, $132.7 million in 1999 and $78.5 million in 1998.

Financial Condition

     Total assets increased 8% from $1.5 billion at December 31, 1999 to $1.6 billion at December 31, 2000, primarily because of higher product prices and Company growth related to the 1999 acquisitions. As of December 31, 2000, total capitalization of the Company was $1.3 billion, of which 61% was long-term debt. Capitalization at December 31, 1999 was also $1.3 billion, but 78% was long-term debt. The decrease in the debt-to-capitalization ratio from year-end 1999 to 2000 is because of repayment of debt from cash flow and the sale of common stock.

Working Capital

     The Company generally uses available cash to reduce bank debt and, therefore, does not maintain large cash and cash equivalent balances. Short-term liquidity needs are satisfied by bank commitments under the loan agreement (see "Financing" below). Because of this, and since the Company's principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, the Company often has low or negative working capital. The decrease in working capital from $39.3 million at December 31, 1999 to negative working capital of $25.3 million at December 31, 2000 was primarily attributable to the sale of equity security investments and increased current liabilities, net of the increase in current deferred income tax benefit, related to the derivative fair value loss.

     Included in other current liabilities at December 31, 2000 is a $53.8 million derivative loss accrual for the fair value of call options sold in 1999 related to the Company's hedging activities. Beginning January 1, 2001, the Company will also accrue fair value losses related to unrealized hedge derivative losses and a gas delivery contract. See "Accounting Changes" below. The Company expects that any cash settlement of these derivative losses should be offset by increased cash flows from the Company's sale of related production. Therefore, the Company believes that substantially all derivative fair value gains and losses are offset by changes in value of its natural gas reserves. This offsetting change in gas reserve value, however, is not reflected in working capital.

     Prior to their sale, equity securities owned by the Company had been held in a PaineWebber broker account and provided support for officer margin debt. As of March 2001, officer margin debt balances related to Company common stock were fully repaid, and the margin support agreements were terminated because they were no longer needed. See Note 3 to Consolidated Financial Statements.

Financing

     In May 2000, the Company entered a new revolving credit agreement with commercial banks with a commitment of $800 million. Proceeds of this loan agreement were used to refinance the Company's previous senior credit facility and to fully repay a $25 million term loan and the separate bank debt of the Company's subsidiaries, Spring Holding Company and Summer Acquisition Company. In June 2000, the loan agreement was amended to allow the Company to issue letters of credit. Any letters of credit outstanding reduce the borrowing capacity under the revolving credit facility. As of December 31, 2000, letters of credit outstanding totaled $33 million. Borrowings at

December 31, 2000 under the loan agreement were $469 million with unused borrowing capacity of $298 million. The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If borrowings exceed the redetermined borrowing base, the banks may require that the excess be repaid within a year. Based on reserve values at December 31, 2000 and parameters specified by the banks, the borrowing base supports borrowings in excess of the $800 million commitment. Borrowings under the loan agreement are due May 12, 2005, but may be prepaid at any time without penalty. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility. In February 2001, the loan agreement was amended to allow the repurchase of the Company's subordinated debt and to increase commodity hedging limits.

     On January 3, 2001, the Company purchased primarily gas-producing properties in East Texas and Louisiana for $115 million, of which $11.6 million had been paid in 2000. This acquisition was funded through borrowings under the loan agreement which are expected to be repaid from cash flow during the first six months of 2001.

     The 1999 and 1998 acquisitions were partially funded by the sale and issuance of common stock and cash flow from operations. The 1999 acquisitions were also partially funded by contributions from Lehman, the Company's equity partner until the Company later purchased Lehman's interest in these acquisitions. These transactions are described under "General" above. See also "Capital Expenditures" below.

Capital Expenditures

     Because of their size, the 1999 acquisitions were made jointly with Lehman as a 50% equity partner. Pursuant to its call option, the Company acquired Lehman's interest in the Spring Holding Acquisition in September 1999. The Company exercised its option to purchase Lehman's interest in the Ocean Energy Acquisition on March 31, 2000 for $111 million, funded primarily by the proceeds from sales of property and equity security investments. The Company plans to fund any future property acquisitions through a combination of cash flow from operations and proceeds from asset sales, bank debt, public equity or debt transactions. There are no restrictions under the Company's revolving credit agreement that would affect the Company's ability to use its remaining borrowing capacity for acquisitions of producing properties.

     In February 2000, the Board of Directors authorized the repurchase of 3.8 million shares of the Company's common stock. Upon completion of repurchases under this authorization, the Board of Directors authorized the repurchase of an additional 4.5 million shares in May. During 2000, the Company repurchased 5.3 million shares of its common stock at a cost of $41.4 million, including 1.3 million shares repurchased under a prior Board authorization. As of March 26, 2001, 4.3 million shares are available for repurchase under the May 2000 Board authorization.

     In 2000, exploration and development cash expenditures totaled $155.4 million compared with $91.6 million in 1999. The Company has budgeted $250 million for the 2001 development program. As it has done historically, the Company expects to fund the 2001 development program with cash flow from operations. Since there are no material long-term commitments associated with this budget, the Company has the flexibility to adjust its actual development expenditures in response to changes in product prices, industry conditions and the effects of the Company's acquisition and development programs.

     A minor portion of the Company's existing properties are operated by third parties which control the timing and amount of expenditures required to exploit the Company's interests in such properties. Therefore, the Company cannot assure the timing or amount of these expenditures.

     To date, the Company has not spent significant amounts to comply with environmental or safety regulations, and it does not expect to do so during 2001. However, developments such as new regulations, enforcement policies or claims for damages could result in significant future costs.

Dividends

     The Board of Directors declared quarterly dividends of $0.0267 per common share in 1998, $0.0067 per common share from 1999 through second quarter 2000 and $0.01 per common share for the third and fourth quarters of 2000. The Company's ability to pay dividends is dependent upon available cash flow, as well as other factors. In addition, the Company's bank loan agreement restricts the amount of common stock dividends to 25% of cash flow from operations, as defined, for the last four quarters.

     Cumulative dividends on Series A convertible preferred stock are paid quarterly, when declared by the Board of Directors, based on an annual rate of $1.5625 per share. Pursuant to the Company's notice of preferred stock redemption, all preferred stock was converted into common shares prior to March 2001.

Accounting Changes

     Effective January 1, 2001, the Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Change in fair value of effective cash flow hedges are recorded as a component of other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which cannot be net cash settled are deemed to be normal sales and therefore are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

     The Company accounted for adoption of SFAS No. 133 on January 1, 2001 by recording a one-time after-tax charge of $44.6 million in the income statement for the cumulative effect of a change in accounting principle, and an unrealized after-tax loss of $67.3 million in other comprehensive income. The charge to the income statement is primarily related to the Company's physical delivery contract to sell 35,500 Mcf of natural gas per day from 2002 through July 2005 at crude oil-based prices. The unrealized loss is related to the derivative fair value of cash flow hedges. See Note 8 to Consolidated Financial Statements. Amounts recorded on the balance sheet at January 1, 2001 were a $103.6 million current liability, a $2.2 million long-term asset and a $70.8 million long-term liability related to the fair value of derivatives, and a current deferred tax asset of $36.3 million and a reduction to the long-term tax liability of $24 million for the related tax benefits.

     As oil and gas prices fluctuate, the Company will recognize a derivative fair value gain or loss in its consolidated income statement related to the gas physical delivery contract with crude oil-based pricing, as well as written call options. The opportunity loss, related to market gas prices exceeding the prices provided by these contracts, is immediately recognized as a loss in derivative fair value in the income statement. This contrasts with opportunity losses on hedge derivative contracts which are recorded as an unrealized loss in other comprehensive income and later recognized in the income statement when the related sale occurs. Since there is no net cash settlement expected under the gas physical delivery contract, any losses recognized under this contract will be reversed into income when gas is delivered. In all other cases, derivative losses should be offset by increased cash flows from the Company's later sale of related production. Accordingly, the Company believes that substantially all derivative fair value gains and losses will be offset by changes in the value of its natural gas reserves. This offsetting change in gas reserve value, however, is not reflected in the Company's financial statements.

     See Item 7A, "Commodity Price Risk" for the effect of price changes on derivative fair value gains and losses.

Production Imbalances

     The Company has gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well, or by cash payment by the overproduced party to the underproduced party. The Company uses the entitlement method of accounting for natural gas sales. At December 31, 2000, the Company's consolidated balance sheet includes a net current asset of $2.5 million for a net underproduced balancing position of 911,000 Mcf of natural gas, and a net long-term liability of $3.7 million for an overproduced balancing position of 3,581,000 Mcf of natural gas, net of an underproduced balancing position of 10,062,000 Mcf of carbon dioxide. Production imbalances do not have, and are not expected to have, a significant impact on the Company's liquidity or operations.

Forward-Looking Statements

     Certain information included in this annual report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company's operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, acquisition and development activities, pricing differentials, operating costs, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "predicts," "anticipates," "believes," "estimates," "goal," "should," "could," "assume," and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

     Among the factors that could cause actual results to differ materially are:

     - crude oil and natural gas price fluctuations,

     - changes in interest rates,

     - the Company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

     - higher than expected production costs and other expenses,

     - potential delays or failure to achieve expected production from existing and future exploration and development projects,

     - volatility of crude oil, natural gas and hydrocarbon-based financial derivative prices,

     - basis risk and counterparty credit risk in executing commodity price risk management activities,

     - potential liability resulting from pending or future litigation,

     - competition in the oil and gas industry as well as competition from other sources of energy.

     In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

     The Company only enters derivative financial instruments in conjunction with its hedging activities. These instruments principally include interest rate swap agreements and commodity futures, swaps and option agreements. These financial and commodity-based derivative contracts are used to limit the risks of interest rate fluctuations and natural gas and crude oil price changes. Gains and losses on these derivatives are generally offset by losses and gains on the respective hedged exposures.

     The Board of Directors has adopted a policy governing the use of derivative instruments, which requires that all derivatives used by the Company relate to an underlying, offsetting position, anticipated transaction or firm commitment, and prohibits the use of speculative, highly complex or leveraged derivatives. The policy also requires review and approval by the Chairman or the Executive Vice President - Administration of all risk management programs using derivatives and all derivative transactions. These programs are also reviewed at least annually by the Board of Directors.

     Hypothetical changes in interest rates and prices chosen for the following estimated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in interest rates and product prices. Accordingly, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Interest Rate Risk

     The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At December 31, 2000, the Company's variable rate debt had a carrying value of $469 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $305 million. Assuming a one percent, or 100-basis point, change in interest rates at December 31, 2000, the fair value of the Company's fixed rate debt would change by approximately $16.4 million. The Company attempts to balance the benefit of lower cost variable rate debt that has inherent increased risk with more expensive fixed rate debt that has less market risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate subordinated debt, as well as the use of interest rate swaps.

     The following table shows the carrying amount and fair value of long-term debt and interest rate swaps, and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. The hypothetical change in fair value could result in a gain or a loss depending on an increase or decrease in the interest rate.

                                                                      Hypothetical
                                               Carrying      Fair      Change in
(in thousands)                                  Amount      Value      Fair Value
                                              ----------  ----------  ------------

     December 31, 2000
       Long-term debt.......                  $(769,000)  $(774,000)     $16,389
       Interest rate swaps..                        473       2,651        1,484

     December 31, 1999
       Long-term debt.......                  $(991,100)  $(981,540)     $16,771
       Interest rate swaps..                        218       2,503        2,237

Commodity Price Risk

     The Company hedges a portion of its price risks associated with its crude oil and natural gas sales. As of December 31, 2000, the Company had outstanding gas futures contracts, swap agreements and gas basis swap agreements. Gas futures contracts and swap agreements would have had a total fair value loss of approximately $112.8 million at December 31, 2000 and $2.7 million at December 31, 1999. Basis swap agreements had a fair value gain of $3.9 million at December 31, 2000 and a fair value loss of $1.1 million at December 31, 1999. The aggregate effect of a hypothetical 10% change in gas prices and basis would result in a change of approximately $19.9 million in the fair value of gas futures contracts and swap agreements and approximately $483,000 in the fair value of basis swap agreements at December 31, 2000. This sensitivity does not include the effects of commodity contracts, such as physical product delivery contracts, that cannot be settled in cash or another financial instrument. See
Note 8 to Consolidated Financial Statements.

     In conjunction with its hedging activities, the Company sold call options to sell future gas production at certain ceiling prices. Call options outstanding had a fair value loss of $44.5 million at December 31, 2000 and $300,000 at December 31, 1999. The aggregate effect of a hypothetical 10% change in gas prices and basis would result in a change of approximately $8.1 million in the fair value of these options at December 31, 2000. Changes in the fair value of these options are recognized in the consolidated income statements since they do not qualify for hedge accounting. See Note 7 to Consolidated Financial Statements.

     The Company has entered a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas prices, it must be accounted for as a non-hedge derivative financial instrument under SFAS No. 133 beginning January 1, 2001. See

Note 8 to Consolidated Financial Statements and "Accounting Changes" above. The pre-tax fair value loss of this contract at January 1, 2001 is $70.8 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $15.8 million in the fair value of this contract, while a 10% change in crude oil prices would result in a change of approximately $8.7 million.

Item 8.   Financial Statements and Supplementary Data

     The following financial statements and supplementary information are included under Item 14(a):

                                                           Page
                                                           ----

     Consolidated Balance Sheets.........................    33
     Consolidated Income Statements......................    34
     Consolidated Statements of Cash Flows...............    35
     Consolidated Statements of Stockholders' Equity.....    36
     Notes to Consolidated Financial Statements..........    37
     Selected Quarterly Financial Data
       (Note 15 to Consolidated Financial Statements)....    57
     Information about Oil and Gas Producing Activities
       (Note 16 to Consolidated Financial Statements)....    58
     Report of Independent Public Accountants............    61

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant


Item 11.  Executive Compensation


Item 12.  Security Ownership of Certain Beneficial Owners and Management


Item 13.  Certain Relationships and Related Transactions

     Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement to be filed with the Commission no later than April 30, 2001.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

     (a)  The following documents are filed as a part of this report:

                                                                                                    Page
                                                                                                    ----
          1.   Financial Statements:
               Consolidated Balance Sheets at December 31, 2000 and 1999.............                33
               Consolidated Income Statements for the years ended
                  December 31, 2000, 1999 and 1998...................................                34
               Consolidated Statements of Cash Flows for the years ended
                  December 31, 2000, 1999 and 1998...................................                35
               Consolidated Statements of Stockholders' Equity for the years ended
                 December 31, 2000, 1999 and 1998....................................                36
               Notes to Consolidated Financial Statements............................                37
               Report of Independent Public Accountants..............................                61
          2.   Financial Statement Schedules:

               All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.

     (b)  Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000 and through March 30, 2001:

               On November 20, 2000, the Company filed a report on Form 8-K to disclose financial results for the third quarter of 2000 and the Company's sale of 6 million shares of its common stock.

               On December 20, 2000, the Company filed a report on Form 8-K to announce that it had entered into a definitive agreement to buy primarily gas-producing properties in East Texas and Louisiana and had increased its 2001 capital budget by $50 million to $250 million.

               On January 12, 2001, the Company filed a report on Form 8-K regarding its completion of the previously announced acquisition of primarily gas-producing properties in East Texas and Louisiana.

     (c)  Exhibits

          See Index to Exhibits at page 63 for a description of the exhibits filed as a part of this report.

CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
--------------------------------------------------------------------------------


(in thousands, except shares)                                              December 31
                                                                     ------------------------
                                                                         2000         1999
                                                                      ----------   ----------
ASSETS

Current Assets:
 Cash and cash equivalents.........................................   $    7,438   $    5,734
 Accounts receivable, net..........................................      158,826       68,998
 Investment in equity securities...................................            -       29,052
 Deferred income tax benefit.......................................       17,098        4,168
 Other current assets..............................................       10,075        5,540
                                                                      ----------   ----------
   Total Current Assets............................................      193,437      113,492
                                                                      ----------   ----------

Property and Equipment, at cost - successful efforts method:
 Producing properties..............................................    1,732,017    1,635,883
 Undeveloped properties............................................        6,460       10,358
 Gas gathering and other...........................................       38,340       32,902
                                                                      ----------   ----------
  Total Property and Equipment.....................................    1,776,817    1,679,143
 Accumulated depreciation, depletion and amortization..............     (419,443)    (340,063)
                                                                      ----------   ----------
   Net Property and Equipment......................................    1,357,374    1,339,080
                                                                      ----------   ----------

Other Assets.......................................................       32,879       16,817
                                                                      ----------   ----------

Loans to Officers..................................................        8,214        7,692
                                                                      ----------   ----------

TOTAL ASSETS.......................................................   $1,591,904   $1,477,081
                                                                      ==========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued liabilities..........................   $  153,581   $   68,937
 Payable to royalty trusts.........................................        8,577        2,739
 Other current liabilities.........................................       56,593        2,542
                                                                      ----------   ----------
   Total Current Liabilities.......................................      218,751       74,218
                                                                      ----------   ----------

Long-term Debt.....................................................      769,000      991,100
                                                                      ----------   ----------

Deferred Income Taxes Payable......................................       82,476       25,975
                                                                      ----------   ----------

Other Long-term Liabilities........................................       24,310        7,959
                                                                      ----------   ----------

Commitments and Contingencies (Note 6)

Minority Interest in Consolidated Subsidiary.......................            -      100,012
                                                                      ----------   ----------

Stockholders' Equity:
 Series A convertible preferred stock ($.01 par value, 25,000,000 shares authorized, 1,088,663 and 1,138,729 shares issued,
  at liquidation value of $25).....................................       27,217       28,468
 Common stock ($.01 par value, 100,000,000 shares authorized,
  82,586,830 and 87,282,751 shares issued).........................          826          873
 Additional paid-in capital........................................      435,735      396,277
 Treasury stock (5,031,040 and 13,949,073 shares)..................      (50,829)    (119,387)
 Retained earnings (deficit).......................................       84,418      (28,414)
                                                                      ----------   ----------
   Total Stockholders' Equity......................................      497,367      277,817
                                                                      ----------   ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........................   $1,591,904   $1,477,081
                                                                      ==========   ==========

         See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Income Statements
--------------------------------------------------------------------------------

(in thousands, except per share data)
                                                                           Year Ended December 31
                                                                       -------------------------------
                                                                         2000       1999        1998
                                                                       --------   --------   ---------
REVENUES

Oil and condensate...................................................  $128,194   $ 86,604   $  56,164
Gas and natural gas liquids..........................................   456,814    239,056     182,587
Gas gathering, processing and marketing..............................    16,123     10,644       9,438
Other................................................................      (280)     4,991       1,297
                                                                       --------   --------   ---------

Total Revenues.......................................................   600,851    341,295     249,486
                                                                       --------   --------   ---------
EXPENSES

Production...........................................................    86,988     76,110      63,148
Taxes, transportation and other......................................    56,696     33,681      29,105
Exploration..........................................................     1,047        904       8,034
Depreciation, depletion and amortization.............................   129,807    112,364      83,560
Impairment...........................................................         -          -       2,040
Gas gathering and processing.........................................     8,930      8,743       8,360
General and administrative...........................................    49,460     14,091      13,479
Derivative fair value loss...........................................    55,821          -           -
Trust development costs..............................................         -          -       1,498
                                                                       --------   --------   ---------

Total Expenses.......................................................   388,749    245,893     209,224
                                                                       --------   --------   ---------

OPERATING INCOME.....................................................   212,102     95,402      40,262
                                                                       --------   --------   ---------
OTHER INCOME (EXPENSE)

Gain on significant property divestitures............................    29,965     40,566           -
Gain (loss) on investment in equity securities.......................    13,279     (1,149)    (93,719)
Interest expense, net................................................   (78,914)   (64,214)    (52,113)
                                                                       --------   --------   ---------

Total Other Income (Expense).........................................   (35,670)   (24,797)   (145,832)
                                                                       --------   --------   ---------
INCOME (LOSS) BEFORE INCOME TAX
 AND MINORITY INTEREST...............................................   176,432     70,605    (105,570)

Income Tax Expense (Benefit).........................................    59,380     23,965     (35,851)
Minority Interest in Net (Income) Loss of Consolidated Subsidiaries..       (59)       103           -
                                                                       --------   --------   ---------

NET INCOME (LOSS)....................................................   116,993     46,743     (69,719)

Preferred stock dividends............................................     1,758      1,779       1,779
                                                                       --------   --------   ---------

EARNINGS (LOSS) AVAILABLE TO COMMON STOCK............................  $115,235   $ 44,964   $ (71,498)
                                                                       ========   ========   =========

EARNINGS (LOSS) PER COMMON SHARE

 Basic...............................................................     $1.62      $0.64      $(1.10)
                                                                       ========   ========   =========
 Diluted.............................................................     $1.55      $0.63      $(1.10)
                                                                       ========   ========   =========

Weighted Average Common Shares Outstanding...........................    71,154     70,228      65,094
                                                                       ========   ========   =========

         See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

(in thousands)
                                                                                       Year Ended December 31
                                                                                  ---------------------------------
                                                                                    2000        1999        1998
                                                                                  ---------   ---------   ---------
OPERATING ACTIVITIES

Net income (loss)...............................................................  $ 116,993   $  46,743   $ (69,719)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
    Depreciation, depletion and amortization....................................    129,807     112,364      83,560
    Impairment..................................................................          -           -       2,040
    Non-cash incentive compensation.............................................     25,790          93       1,141
    Deferred income tax.........................................................     58,993      23,657     (35,744)
    (Gain) loss on investment in equity securities and from sale of properties..    (45,578)    (51,802)     86,628
    Non-cash loss in derivative fair value......................................     54,512           -           -
    Minority interest in net income (loss) of consolidated subsidiaries.........         59        (103)          -
    Other non-cash items........................................................      3,015         827       2,540
    Changes in operating assets and liabilities (a).............................     33,830       1,522    (124,322)
                                                                                  ---------   ---------   ---------

Cash Provided (Used) by Operating Activities....................................    377,421     133,301     (53,876)
                                                                                  ---------   ---------   ---------
INVESTING ACTIVITIES

Proceeds from sale of Hugoton Royalty Trust units...............................          -     148,570           -
Proceeds from sale of other property and equipment..............................     77,119     110,500       2,494
Property acquisitions...........................................................    (45,648)   (270,226)   (296,390)
Purchase of Spring Holding Company..............................................          -     (42,540)          -
Development costs...............................................................   (154,382)    (90,725)    (69,356)
Gas gathering and other additions...............................................    (11,033)    (10,479)     (7,517)
(Loans to) repayments from officers.............................................         60      (1,470)     (5,795)
                                                                                  ---------   ---------   ---------

Cash Used by Investing Activities...............................................   (133,884)   (156,370)   (376,564)
                                                                                  ---------   ---------   ---------
FINANCING ACTIVITIES

Proceeds from short- and long-term debt.........................................    523,400     256,400     877,900
Payments on short- and long-term debt...........................................   (745,500)   (339,262)   (496,938)
Purchase of minority interest...................................................   (100,071)    (42,385)          -
Contributions from minority interests...........................................          -     142,500           -
Common stock offering...........................................................    126,125      29,668     133,113
Dividends.......................................................................     (3,891)     (4,950)     (8,460)
Purchases of treasury stock and other...........................................    (41,896)    (25,501)    (66,658)
                                                                                  ---------   ---------   ---------

Cash Provided (Used) by Financing Activities....................................   (241,833)     16,470     438,957
                                                                                  ---------   ---------   ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS................................      1,704      (6,599)      8,517

Cash and Cash Equivalents, January 1............................................      5,734      12,333       3,816
                                                                                  ---------   ---------   ---------

Cash and Cash Equivalents, December 31..........................................  $   7,438   $   5,734   $  12,333
                                                                                  =========   =========   =========

(a) Changes in Operating Assets and Liabilities
      Accounts receivable.......................................................  $ (90,921)  $  (8,227)  $  (7,022)
      Investment in equity securities...........................................     43,746      20,180    (131,809)
      Other current assets......................................................     (4,535)        (32)     (1,513)
      Other assets..............................................................    (15,535)          -           -
      Current liabilities.......................................................     82,392     (11,628)     16,022
      Other long-term liabilities...............................................     18,683       1,229           -
                                                                                  ---------   ---------   ---------

    Decrease (Increase) in Operating Assets and Liabilities.....................  $  33,830   $   1,522   $(124,322)
                                                                                  =========   =========   =========

         See accompanying notes to consolidated financial statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------

(in thousands, except per share amounts)
                                                                      Additional              Retained
                                                Preferred    Common     Paid-in    Treasury   Earnings
                                                  Stock       Stock     Capital     Stock     (Deficit)    Total
                                               -----------  ---------  ---------  ----------  ---------  ---------

Balances, December 31, 1997..................     $28,468       $695   $210,722   $ (76,656)  $  7,014   $170,243

Sale of common stock.........................           -        108    133,005           -          -    133,113
Issuance/vesting of performance shares.......           -          1      1,804        (536)         -      1,269
Stock option exercises.......................           -          7      2,984        (483)         -      2,508
Treasury stock purchases.....................           -          -          -     (65,575)         -    (65,575)
Treasury stock issued........................           -          -     13,741      24,695          -     38,436
Common stock dividends ($0.11 per share).....           -          -          -           -     (7,022)    (7,022)
Preferred stock dividends ($1.56 per share)..           -          -          -           -     (1,779)    (1,779)
Net loss.....................................           -          -          -           -    (69,719)   (69,719)
                                               ----------       ----   --------   ---------   --------   --------

Balances, December 31, 1998..................      28,468        811    362,256    (118,555)   (71,506)   201,474

Issuance/sale of common stock................           -         60     45,640           -          -     45,700
Issuance/vesting of performance shares.......           -          2        231           -          -        233
Stock option exercises.......................           -          -         95        (755)         -       (660)
Treasury stock purchases.....................           -          -          -     (25,517)         -    (25,517)
Treasury stock issued........................           -          -    (11,945)     25,440          -     13,495
Common stock dividends ($0.03 per share).....           -          -          -           -     (1,872)    (1,872)
Preferred stock dividends ($1.56 per share)..           -          -          -           -     (1,779)    (1,779)
Net income...................................           -          -          -           -     46,743     46,743
                                               ----------       ----   --------   ---------   --------   --------

Balances, December 31, 1999..................      28,468        873    396,277    (119,387)   (28,414)   277,817

Sale of common stock from treasury...........           -          -     61,427      64,698          -    126,125
Issuance/vesting of performance shares.......           -          8     18,244      (6,976)         -     11,276
Stock option exercises.......................           -         32     29,976      (4,933)         -     25,075
Treasury stock purchases.....................           -          -          -     (55,758)         -    (55,758)
Cancellation of shares.......................           -        (89)   (71,438)     71,527          -          -
Common stock dividends ($0.03 per share).....           -          -          -           -     (2,403)    (2,403)
Preferred stock converted to common..........      (1,251)         2      1,249           -          -          -
Preferred stock dividends ($1.56 per share)..           -          -          -           -     (1,758)    (1,758)
Net income...................................           -          -          -           -    116,993    116,993
                                               ----------       ----   --------   ---------   --------   --------

Balances, December 31, 2000..................     $27,217       $826   $435,735   $ (50,829)  $ 84,418   $497,367
                                               ==========       ====   ========   =========   ========   ========

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

     All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the three-for-two stock splits effected on February 25, 1998 and September 18, 2000.

     The Company is an independent oil and gas company with production and exploration concentrated in Texas, Oklahoma, Arkansas, Kansas, New Mexico, Wyoming, Alaska and Louisiana. The Company also gathers, processes and markets gas, transports and markets oil and conducts other activities directly related to its oil and gas producing activities.

     Comprehensive Income

     During the years ended December 31, 2000, 1999 and 1998, there were no reportable elements of comprehensive income other than net income.

     Property and Equipment

     The Company follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. The Company generally pursues acquisition and development of proved reserves as opposed to exploration activities. Most of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of producing properties from other oil and gas companies. Producing properties balances include costs of $66,823,000 at December 31, 2000 and $27,937,000 at December 31, 1999, related to wells in process of drilling.

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

     If conditions indicate that long-term assets may be impaired, the carrying value of property and equipment is compared to management's future estimated pretax cash flow. If impairment is necessary, the asset carrying value is adjusted to fair value. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant undeveloped properties is assessed on a property-by-property basis, and impairment of other undeveloped properties is assessed and amortized on an aggregate basis. The Company recorded an impairment provision on producing properties of $2,040,000 before income tax in 1998.

     Royalty Trusts

     The Company created Cross Timbers Royalty Trust in February 1991 and Hugoton Royalty Trust in December 1998 by conveying defined net profits interests in certain of the Company's properties. Units of both trusts are traded on the New York Stock Exchange. The Company makes monthly net profits payments to each trust based on revenues and costs from the related underlying properties. The Company owns 22.7% of Cross Timbers Royalty Trust units that it purchased on the open market in 1996 and 1997, and owns 54.3% of the Hugoton Royalty Trust following the sale of units in 1999 and 2000. The cost of the Company's interest in the trusts is included in producing properties. Amounts due the trusts, net of amounts retained by the Company's ownership of trust units, are deducted from the Company's revenues, taxes, production expenses and development costs. As of January 1, 1999, the Company no longer records the trusts' portion of development costs as an expense in the consolidated income statement.

     Cash and Cash Equivalents

     Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

     Investment in Equity Securities

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities were recorded as trading securities since they were acquired principally for resale in the near future. Accordingly, this investment at December 31, 1999 is recorded as a current asset at market value, unrealized holding gains and losses are recognized in the consolidated income statements, and cash flows from purchases and sales of equity securities are included in cash provided (used) by operating activities in the consolidated statements of cash flows. Gains (losses) on trading securities and interest expense related to the cost of these investments are classified as other income (expense) in the consolidated income statements. See Note 2.

     Other Assets

     Other assets primarily include deferred debt costs that are amortized over the term of the related debt (Note 4) and the long-term portion of gas balancing receivable (see "Revenue Recognition" below). Other assets are presented net of accumulated amortization of $11,574,000 at December 31, 2000 and $7,252,000 at December 31, 1999.

     Derivatives

     The Company uses derivatives to hedge product price and interest rate risks, as opposed to their use for trading purposes. Gains and losses on commodity futures contracts are recognized in oil and gas revenues when the hedged transaction occurs. Amounts receivable or payable under interest swap agreements are recorded as adjustments to interest expense. Cash flows related to derivative transactions are included in operating activities. See Note 7.

     In conjunction with its hedging activities, the Company occasionally enters natural gas call options. Because options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the fixed gas prices effectively provided by the call options, is recognized as a derivative fair value loss, rather than deferring the loss and recognizing it as reduced gas revenue when the hedged production occurs, as prescribed by hedge accounting.

     Effective January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (Note 7). SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Changes in the fair value of effective cash flow hedges are recorded as a component of other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which cannot be net cash settled are deemed to be normal sales and therefore are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative (Note 8).

     Revenue Recognition

     The Company uses the entitlement method of accounting for gas sales, based on the Company's net revenue interest in production. Accordingly, revenue is deferred when gas deliveries exceed the Company's net revenue interest, while revenue is accrued for under-deliveries. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. At December 31, 2000, the Company's consolidated balance sheet includes a net current asset of $2.5 million for a net underproduced balancing position of 911,000 Mcf of natural gas, and a net long-term liability of $3.7 million for an overproduced balancing position of 3,581,000 Mcf of natural gas, net of an underproduced balancing position of 10,062,000 Mcf of carbon dioxide.

     Gas Gathering, Processing and Marketing Revenues

     Gas produced by the Company and third parties is marketed by the Company to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $144.3 million for 2000, $66.2 million for 1999 and $56.3 million for 1998. These amounts are net of intercompany eliminations.

     Other Revenues

     Other revenues include gains and losses from sale of property and equipment. Excluding the gain on sale of significant property divestitures, including the sale of Hugoton Royalty Trust units (Note 13), the Company realized gains on sale of property and equipment of $920,000 in 2000, $6,390,000 in 1999 and $795,000 in 1998.

     Interest Expense

     Interest expense includes amortization of deferred debt costs and is presented net of interest income of $1,430,000 in 2000, $619,000 in 1999 and $91,000 in 1998, and net of capitalized interest of $3,488,000 in 2000, $1,353,000 in 1999 and $1,070,000 in 1998. Interest expense related to investment in equity securities has been classified as a component of gain
(loss) on investment in equity securities (Note 2).

     Stock-Based Compensation

     In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees or non-employee directors with an exercise price equal to or above the common stock price on the grant date. Compensation related to performance share grants is recognized from the grant date until the performance conditions are satisfied. The pro forma effect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, is disclosed in Note 12.

     Earnings per Common Share

     In accordance with SFAS No. 128, Earnings Per Share, the Company reports basic earnings per share, which excludes the effect of potentially dilutive securities, and diluted earnings per share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. See Note 10.

     Segment Reporting

     In accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, the Company has identified only one operating segment, which is the exploration and production of oil and gas. All the Company's assets are located in the United States and all its revenues are attributable to United States customers.

     There were no sales to a single purchaser that exceeded 10% of total revenues in 2000, 1999 or 1998.

2.   Investment in Equity Securities

     In 1998, the Company purchased what it believed to be undervalued oil and gas reserves through investments in publicly traded equity securities of select energy companies. After selling a portion of these securities in 1998 and 1999, the Company sold its remaining investment in equity securities in 2000 for $43.7 million, resulting in a gain of $13.3 million.

     The following are components of gain (loss) on investment in equity securities:

     (in thousands)                                         2000       1999       1998
                                                          --------   --------   --------
     Realized gains (losses) on sale of securities:

       Gains............................................  $  4,683   $    823   $    887
       Losses...........................................   (35,523)   (23,047)   (15,706)
                                                          --------   --------   --------
       Net gains (losses)...............................   (30,840)   (22,224)   (14,819)

     Changes in unrealized gains (losses)...............    45,535     27,070    (72,605)

     Interest expense related to investment in
       equity securities................................    (1,416)    (5,995)    (6,295)
                                                          --------   --------   --------

     Gains (losses) on investment in equity securities..  $ 13,279   $ (1,149)  $(93,719)
                                                          ========   ========   ========

3.   Related Party Transactions

     Loans to Officers

     Pursuant to margin support agreements with each of six officers, the Company, with Board of Director authorization, agreed to use up to $15 million of the value of Cross Timbers Royalty Trust units owned by the Company and investment in equity securities, to provide margin support for the officers' broker accounts in which they held Company common stock. The Company also agreed to pay each officer's margin debt to the extent unpaid by the officer. In connection with these agreements, in December 1998 the Company loaned four officers a total of $5,795,000 to reduce their margin debt. An additional $1,530,000 was loaned during 1999, including a new loan to a fifth officer. The loans are full recourse and due in December 2003, with an interest rate equal to the Company's bank debt rate. At each balance sheet date, the loans are reviewed to determine whether a reserve for collectibility should be booked as compensation expense. To date, no reserve for collectibility has been recorded. As of March 2001, officer margin debt balances related to Company common stock were fully repaid, and the margin support agreements were terminated because they were no longer needed.

     Other Transactions

     A company, partially owned by a director of the Company, performs consulting services in connection with the Company's acquisition and divestiture programs, for which it received fees totaling $994,000 in 2000. The director-related company also represented the purchaser of properties sold by the Company during 1999 and invested in the purchase.

     The same director-related company performed consulting services in 1998 in connection with the Cook Inlet Acquisition. After the Company recovers its acquisition costs, including interest and subsequent property development and operating costs, the director-related company will receive, at its election, either a 20% working interest or a 1% overriding royalty interest conveyed from the Company's 100% working interest in these properties.

4.   Debt

     The Company's outstanding debt consists of the following:

  (in thousands)                                                             December 31
                                                                         ------------------
                                                                           2000      1999
                                                                         --------   -------
  Long-term Debt:

  Senior debt-
     Bank debt under revolving credit agreements due May 12, 2005,
      8.3% at December 31, 2000.....................................     $469,000  $439,000

  Subordinated debt-
    9 1/4% senior subordinated notes due April 1, 2007..............      125,000   125,000
    8 3/4% senior subordinated notes due November 1, 2009...........      175,000   175,000

  Spring Holding Company-
    Senior bank debt, 8.5%..........................................            -   116,100
    Senior subordinated debt, 12.9%.................................            -     7,000

  Summer Acquisition Company-
    Senior bank debt, 8.5%..........................................            -   129,000
                                                                      -----------  --------

  Total long-term debt..............................................     $769,000  $991,100
                                                                      ===========  ========

     Senior Debt

     In May 2000, the Company entered a new revolving credit agreement with commercial banks with a commitment of $800 million. Proceeds of this loan agreement were used to refinance the Company's previous senior credit facility and to fully repay a $25 million term loan and the separate bank debt of the Company's subsidiaries, Spring Holding Company and Summer Acquisition Company. In June 2000, the loan agreement was amended to allow the Company to issue letters of credit. Any letters of credit outstanding reduce the borrowing capacity under the revolving credit facility. As of December 31, 2000, letters of credit outstanding totaled $33 million. Borrowings at December 31, 2000 under the loan agreement were $469 million with unused borrowing capacity of $298 million. The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If borrowings exceed the redetermined borrowing base, the banks may require that the excess be repaid within a year. Based on reserve values at December 31, 2000 and parameters specified by the banks, the borrowing base supports borrowings in excess of the $800 million commitment. Borrowings under the loan agreement are due May 12, 2005, but may be prepaid at any time without penalty. The Company periodically renegotiates the loan agreement to increase the borrowing commitment and extend the revolving facility. In February 2001, the loan agreement was amended to allow the repurchase of the Company's subordinated debt and to increase commodity hedging limits.

     On January 3, 2001, the Company purchased primarily gas-producing properties in East Texas and Louisiana for $115 million, of which $11.6 million had been paid in 2000. This acquisition was funded through borrowings under the loan agreement.

     The credit facility is secured by the Company's producing properties. Restrictions set forth in the loan agreement include limitations on the incurrence of additional indebtedness, the creation of certain liens, and the redemption or prepayment of subordinated indebtedness. The loan agreement also limits dividends to 25% of cash flow from operations, as defined, for the latest four consecutive quarterly periods. The Company is also required to maintain a current ratio of not less than one (where unused borrowing commitments are included as a current asset).

     The loan agreement provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on certificate of deposit rates or London Interbank Offered Rates ("LIBOR"). Borrowings under the loan agreement at December 31, 2000 were based on LIBOR rates with maturity of one to six months and accrued at the applicable LIBOR rate plus 1 1/2%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. The Company also incurs a commitment fee on unused borrowing commitments which was 0.35% at December 31, 2000. The weighted average interest rate on senior debt was 8.2% during 2000, 6.7% during 1999 and 6.9% during 1998.

     Subordinated Debt

     The Company sold $125 million of 9 1/4% senior subordinated notes on April 2, 1997, and $175 million of 8 3/4% senior subordinated notes on October 28, 1997. The notes are general unsecured indebtedness that is subordinate to bank borrowings under the loan agreement. Net proceeds of $121.1 million from the 9 1/4% notes and $169.9 million from the 8 3/4% notes were used to reduce bank borrowings under the loan agreement. The 9 1/4% notes mature on April 1, 2007 and interest is payable each April 1 and October 1, while the 8 3/4% notes mature on November 1, 2009 with interest payable each May 1 and November 1.

     The Company has the option to redeem the 9 1/4% notes on April 1, 2002 and the 8 3/4% notes on November 1, 2002 at a price of approximately 105%, and thereafter at prices declining ratably at each anniversary to 100% in 2005. Upon a change in control of the Company, the noteholders have the right to require the Company to purchase all or a portion of their notes at 101% plus accrued interest.

     The notes were issued under indentures that place certain restrictions on the Company, including limitations on additional indebtedness, liens, dividend payments, treasury stock purchases, disposition of proceeds from asset sales, transfers of assets and transactions with subsidiaries and affiliates.

     See Note 7 regarding interest rate swap agreements.


5.   Income Tax

     The effective income tax rate for the Company was different than the statutory federal income tax rate for the following reasons:

     (in thousands)                                                2000      1999       1998
                                                                  -------   -------   --------

    Income tax expense (benefit) at the
      federal statutory rate of 34%.............................  $59,987   $24,006   $(35,893)
    State and local taxes and other.............................     (607)      (41)        42
                                                                  -------   -------   --------

    Income tax expense (benefit)................................  $59,380   $23,965   $(35,851)
                                                                  =======   =======   ========

    Components of income tax expense (benefit) are as follows:


    (in thousands)                                                   2000      1999       1998
                                                                  -------   -------   --------
    Current income tax..........................................  $   387   $   308   $   (107)
    Deferred income tax expense (benefit).......................   63,792    28,697     (2,626)
    Net operating loss carryforward.............................   (4,799)   (5,040)   (33,118)
                                                                  -------   -------   --------

    Income tax expense (benefit)................................  $59,380   $23,965   $(35,851)
                                                                  =======   =======   ========

     Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liabilities are recorded as a current asset of $17,098,000 and a long-term liability of $82,476,000 at December 31, 2000, and a current asset of $4,168,000 and a long-term liability of $25,975,000 at December 31, 1999. Significant components of net deferred tax assets and liabilities are:

(in thousands)                                                                     December 31
                                                                               ---------------------
                                                                                 2000         1999
                                                                               --------     --------
 Deferred tax assets:
   Net operating loss carryforwards.....................................       $ 69,370     $ 64,118
   Accrued stock appreciation right and performance share compensation..            916          985
   Unrealized loss on trading securities................................              -        6,103
   Derivative fair value loss...........................................         15,024            -
   Other................................................................          5,038        2,891
                                                                               --------     --------
          Total deferred tax assets.....................................         90,348       74,097
                                                                               --------     --------

 Deferred tax liabilities:
   Property and equipment...............................................        148,363       92,115
   Other................................................................          7,363        3,789
                                                                               --------     --------
          Total deferred tax liabilities................................        155,726       95,904
                                                                               --------     --------

 Net deferred tax assets (liabilities)..................................       $(65,378)    $(21,807)
                                                                               ========     ========

     As of December 31, 2000, the Company has estimated tax loss carryforwards of approximately $210 million, of which $11 million are related to capital losses. The capital loss tax carryforwards expire in 2005 while the remaining $199 million are scheduled to expire in 2008 through 2020. Approximately $21.7 million of the tax loss carryforwards are the result of the Spring Acquisition. The Company has not booked any valuation allowance because it believes it has tax planning strategies available to realize its tax loss carryforwards.

6.   Commitments and Contingencies

     Leases

     The Company leases offices, vehicles and certain other equipment in its primary locations under noncancelable operating leases. As of December 31, 2000, minimum future lease payments for all noncancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows:

               (in thousands)

               2001.................................   $12,147
               2002.................................    11,937
               2003.................................    11,604
               2004.................................     7,005
               2005.................................     5,051
               Remaining............................    21,357
                                                       -------

               Total................................   $69,101
                                                       =======

     Amounts incurred by the Company under operating leases (including renewable monthly leases) were $17,329,000 in 2000, $14,093,000 in 1999 and $11,180,000 in
1998.

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

     In November 1996, the Company sold its gathering system in Major County, Oklahoma for $8 million and entered an agreement to lease the facility from the buyers for an initial term of eight years, with fixed renewal options for an additional 10 years. Rentals are adjusted monthly based on the 30-day LIBOR rate and may be irrevocably fixed by the Company with 20 days advance notice. As of December 31, 2000, annual rentals were $1.7 million. This transaction was recorded as a sale and operating leaseback, with a deferred gain of $3.4 million on the sale. The deferred gain is amortized over the lease term based on pro rata rentals and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. The deferred gain balance at December 31, 2000 was $2 million.

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

     Letters of Credit

     The Company issued letters of credit totaling $33 million to counterparties and purchasers under certain hedge derivatives and physical delivery contracts. (Note 8).

     Employment Agreements

     Two executive officers have year-to-year employment agreements with the Company. The agreements are automatically renewed each year-end unless terminated by either party upon thirty days notice prior to each December 31. Under these agreements, the officers receive a minimum annual salary of $625,000 and $450,000, respectively, and are entitled to participate in any incentive compensation programs administered by the Board of Directors. The agreements also provide that, in the event the officer terminates his employment for good reason, as defined in the agreement, the Company terminates the employee without cause or a change in control of the Company occurs, the officer is entitled to a lump-sum payment of three times the officer's most recent annual compensation.

     Commodity Commitments

     The Company has entered into natural gas physical delivery contracts, futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices. See Note 8.

     Litigation

     On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

     On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False

Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss which has been heard by the Court and a decision is pending. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim is not currently determinable and no provision has been accrued in the Company's financial statements.

     A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that the Company and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons and failed to properly inform the plaintiffs and others of the deductions taken as allegedly required by Wyoming statutes. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made, together with interest and attorneys' fees. The Company has reached a settlement of this action, which is subject to court approval. The Company has agreed to pay a total settlement amount of $572,000 for a release of claims relating to deductions taken by the Company, the statutory reporting of claims, and other miscellaneous matters. The Company further agreed that it would not take similar deductions from royalty owners in the future and to itemize other deductions from future royalty disbursements. The Company expects that the court will approve the settlement in April 2001. This settlement was accrued in the Company's financial statements.

     In February 2000, the Department of Interior notified the Company and several other producers that certain Native American leases located in the San Juan Basin have expired due to the failure of the leases to produce in paying quantities. The Department of Interior has demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. The Company has filed a Notice of Appeal with the Interior Board of Indian Appeals. The potential loss from these claims is currently not determinable, but could be material to the Company's annual earnings. The Company believes that the claim is without merit and that there is currently not a probable loss. No related provision is accrued in the Company's financial statements.

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

     See also Note 3.

7.   Financial Instruments

     The Company uses financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

     Commodity Price Hedging Instruments

     The Company periodically enters into futures contracts, energy swaps, collars and basis swaps to hedge its exposure to price fluctuations on crude oil and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts, the Company pays this excess to the counterparty and records an opportunity loss in the period related production occurs. When actual commodity prices are below the contractually provided fixed price, the Company receives this difference and records a gain in the production period. These gains and losses are recorded as a component of oil and gas revenues. See
Note 8.

     In 2000, the Company recognized net losses on futures contracts and basis swap transactions of $40.5 million related to gas hedging and $7.8 million related to oil hedging. During 1999, the Company recognized net losses on futures contracts and basis swap transactions of $5.7 million related to gas hedging and $2.2 million related to oil hedging. During 1998, the Company recognized net gains of $7.7 million related to gas hedging.

     The Company occasionally sells gas call options. Because these options are covered by Company production and the strike prices are below current market gas prices, they have the same effect on the Company as product hedges. However, because written options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the fixed gas prices effectively provided by the call options, has been recognized as a loss in derivative fair value, rather than deferring the loss and recognizing it as reduced gas revenue when the hedged production occurs. For the year ended December 31, 2000, a derivative fair value loss of $55.8 million was recorded in the consolidated income statements, of which $1.3 million was cash settled.

     Interest Rate Swap Agreements

     In September 1998, to reduce variable interest rate exposure on debt, the Company entered into a series of interest rate swap agreements, effectively fixing its interest rate at an average of 6.9% on a total notional balance of $150 million until September 2005. In 1999 and 2000, the Company terminated these interest rate swaps, resulting in total proceeds received and a gain of $2 million. This gain has been deferred and is being amortized against interest expense through September 2005.

     To reduce the interest rate on a portion of its subordinated debt, the Company entered an agreement with a bank that has purchased on the market the Company's subordinated notes with a face value of $21.6 million. The Company pays the bank a variable interest rate based on three-month LIBOR rates, and receives semiannually from the bank the fixed interest rate on the notes. The term of the agreement for approximately half the notes is through April 2002, and for the remaining half is through November 2002. Any depreciation in market value of the notes from the date purchased by the bank is immediately payable to the bank. Any appreciation in the market value, including any depreciation payments, is receivable from the bank to the extent of the market value of the notes at the end of the agreement. The Company has the option of terminating this agreement and repurchasing the notes from the bank at any time at market value.

     Fair Value

     Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2000 and 1999. The following are estimated fair values and carrying values of the Company's other financial instruments at each of these dates:

                                                         Asset (Liability)
                                        --------------------------------------------------
                                          December 31, 2000           December 31, 1999
                                        ---------------------      -----------------------
                                         Carrying       Fair       Carrying       Fair
(in thousands)                            Amount        Value       Amount        Value
                                        ----------    ---------    ---------    ----------
     Investment in equity securities..  $      -     $       -    $  29,052     $  29,052
     Long-term debt...................   (769,000)    (774,000)    (991,100)     (981,540)
     Futures contracts................          -     (112,807)           -        (2,676)
     Basis swap agreements............          -        3,868            -        (1,113)
     Call options.....................    (53,769)     (53,769)        (347)         (347)
     Interest rate swap agreements....        473        2,651          218         2,503

     The fair value of short-term borrowings and bank borrowings approximates the carrying value because of short-term interest rate maturities. The fair value of subordinated long-term debt is based on current market quotes. The fair value of futures contracts, swap agreements and call options is estimated based on current commodity prices and interest rates.

     Concentrations of Credit Risk

     Although the Company's cash equivalents and derivative financial instruments are exposed to the risk of credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's receivables are from a broad and diverse group of energy companies and, accordingly, do not represent a significant credit risk. The Company's gas marketing activities generate receivables from customers including pipeline companies, local distribution companies and end-users in various industries. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. The Company recorded an allowance for collectibility of all accounts receivable of $3,121,000 at December 31, 2000 and $2,150,000 at December 31, 1999. The Company's bad debt provision was $1,093,000 in 2000, $1,347,000 in 1999 and $411,000 in 1998. Financial and commodity-based swap contracts expose the Company to the credit risk of non-performance by the counterparty to the contracts. The Company does not believe this risk is significant since the exposure is diversified among major banks and financial institutions with high credit ratings.

     New Derivative Accounting Principle

     Effective January 1, 2001, the Company has adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Change in fair value of effective cash flow hedges are recorded as a component of other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which cannot be net cash settled are deemed to be normal sales and therefore are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative (Note 8).

     The Company accounted for adoption of SFAS No. 133 on January 1, 2001 by recording a one-time after-tax charge of $44.6 million in the income statement for the cumulative effect of a change in accounting principle and an unrealized loss of $67.3 million in other comprehensive income. The charge to the income statement is primarily related to the Company's physical delivery contract to sell 35,500 Mcf of natural gas per day from 2002 through July 2005 at crude oil-based prices. The unrealized loss is related to the derivative fair value of cash flow hedges. Amounts recorded on the balance sheet at January 1, 2001 were a $103.6 million current liability, a $2.2 million long-term asset and a $70.8 million long-term liability related to the fair value of derivatives and a current deferred tax asset of $36.3 million and a reduction to the long-term tax liability of $24 million for the related tax benefits.

8.  Natural Gas Sales Commitments

     The Company has entered into natural gas futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices, for the production and periods shown below. The Company does not have any outstanding basis swap agreements as of March 2001. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.


                                               Futures Contracts
                                              and Swap Agreements                   Call Options (a)
                                     ---------------------------------     ---------------------------------
           Production Period            Mcf per Day        per Mcf            Mcf per Day        per Mcf
        -----------------------      -----------------  --------------     -----------------  --------------
        2001 April to September            80,000           $  2.79             53,333        $2.60 - 3.05
             October                       80,000              2.79             53,333         2.60 - 3.05
             November                      80,000              2.86             20,000                2.95
             December                      80,000              2.93             20,000                2.95
        2002 January to March              10,000              5.47                -                   -
        -------------------------------------

     (a) Includes a natural gas call option to sell 20,000 Mcf per day in the San Juan Basin at an average ceiling index price of $2.70 per Mcf for the year 2001 which is exercisable in December 2001. Based on current San Juan Basin basis of approximately $0.30 per Mcf for April through October and $0.20 for November and December, and including premium received of $0.05 per Mcf, this call option is reflected above at a NYMEX prices of $3.05 and $2.95 per Mcf.

     The Company's settlement of futures contracts and swap agreements related to first quarter 2001 gas production resulted in a net loss of approximately $26 million. This loss will be recognized as a decrease in gas revenue of approximately $0.78 per Mcf in the first quarter of 2001.

     The Company has entered into physical delivery contracts which cannot be net cash settled and are therefore considered to be normal sales. These contracts effectively fix prices for the following production and periods:

          Location              Production Period       Mcf per Day  Fixed Price per Mcf
   --------------------  -----------------------------  -----------  --------------------
   East Texas            April 2001 to March 2002         40,000            $5.42
   Arkoma                April to September 2001          90,000             5.55
                         October 2001 to March 2002       50,000             5.36
   San Juan Basin        April to September 2001          25,000             5.14
                         October 2001 to March 2002       10,000             5.05
   Rocky Mountains       April 2001 to March 2002         10,000             4.97
   Mid-Continent         April to September 2001          45,000             5.45
                         October 2001 to March 2002       30,000             5.55

     Other Physical Delivery Contracts

     From August 1995 through July 1998 the Company received an additional
$0.30 to $0.35 per Mcf on 10,000 Mcf of gas per day. In exchange therefor, the Company agreed to sell 11,650 Mcf per day from August 1998 through May 2000 at the index price and 21,650 Mcf per day from June 2000 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. After contract amendments in May and October 2000, the Company has agreed to sell 21,650 Mcf per day at the index price through December 2000, 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas prices, it must be accounted for as a derivative financial instrument under SFAS No. 133 beginning January 1, 2001 (Note 7).

     As partial consideration for an acquisition, the Company agreed to sell gas volumes ranging from 40,000 Mcf in 2000 to 35,000 Mcf in 2003 at specified discounts from index prices. This commitment was recorded at its total value of $7.5 million in March 1999 in other current and long-term liabilities. The discounts are charged to the liability as taken. As of December 31, 2000, $1.6 million is recorded in other current liabilities and $2.4 million is recorded in other long-term liabilities related to this commitment.

     The Company has committed to sell all gas production from certain East Texas properties to EEX Corporation at market prices through the earlier of December 31, 2001, or until a total of approximately 34.3 billion cubic feet (27.8 billion cubic feet net to the Company's interest) of gas has been delivered. Based on current production, this sales commitment is approximately 24,700 Mcf (20,000 Mcf net to the Company's interest) per day.

     As a part of the Ocean Energy Acquisition, the Company assumed a commitment to sell 6,800 Mcf of gas per day through April 2003 at prices which are adjusted by the monthly index price. In 2000, the prices ranged from $0.50 to $0.95 per Mcf. Delivery of the committed sales volumes is in Arkansas.


9.  Equity

     Three-for-Two Stock Splits

     The Company effected three-for-two common stock splits on February 25, 1998 and September 18, 2000. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

     Common Stock

     The following reflects the Company's common stock activity:

                                               Shares Issued          Shares in Treasury
                                          -----------------------  ------------------------
                                          Year Ended December 31,   Year Ended December 31,
                                          -----------------------  ------------------------
(in thousands)                             2000     1999    1998     2000    1999     1998
                                          ------   ------  ------  -------  -------  ------
Balance, beginning of year..............  87,283   81,072  69,466  13,949   13,981   10,291

Issuance/sale of common stock...........       -    6,000  10,805  (6,600)  (3,000)  (2,883)
Issuance/vesting of performance shares..     813      195     123     381        -       41
Stock option exercises..................   3,195       16     678     276       77       37
Treasury stock purchases................       -        -       -   5,891    2,891    6,495
Cancellation of shares..................  (8,866)       -       -  (8,866)       -        -
Preferred stock converted to common.....     162        -       -       -        -        -
                                          ------   ------  ------  ------   ------   ------

Balance, end of year....................  82,587   87,283  81,072   5,031   13,949   13,981
                                          ======   ======  ======  ======   ======   ======

     In April 1998, the Company completed a public offering of 11.3 million shares of common stock, of which 10.8 million shares were sold by the Company and the remaining shares were sold by a stockholder. The Company's net proceeds from the offering of $133.1 million were used to partially repay bank debt used to fund the East Texas Basin Acquisition. The offering was made pursuant to the shelf registration statement filed with the Securities and Exchange Commission in February 1998. See "Shelf Registration Statement" below.

     In September 1998, the Company issued from treasury 2.9 million shares to affiliates of Shell Oil Company for the Cook Inlet Acquisition. The Company effectively guaranteed Shell a $13.33 per share value. As of December 31, 1998, these shares were valued at $13.33 per share, or a total of $38.4 million. The $13.33 guarantee was effectively settled in July 1999 upon the Company's repurchase of these shares from Shell at $8.83 per share, or $25.5 million, and net additional payments to Shell of $13 million which was charged to equity at that date.

     In July 1999, the Company issued 6 million shares of common stock at its fair value of $7.617 per share in exchange for its 50% interest in Spring Holding Company and for cash proceeds of $3.2 million which were used to reduce bank debt (Note 14).

     Also in July 1999, the Company sold from treasury 3 million shares of common stock in an underwritten public offering for net proceeds of approximately $26.5 million. The proceeds were used to repurchase the 2.9 million shares of common stock issued to Shell for the Cook Inlet Acquisition. The offering was made pursuant to the shelf registration statement.

     In May 2000, in conjunction with the dissolution of Whitewine Holding Company, the Company's wholly owned subsidiary, 8.9 million shares were canceled from treasury stock. This transaction caused a $71.5 million reduction in treasury stock with an offsetting reduction in additional paid-in capital, resulting in no change to total stockholders' equity.

     In November 2000, the Company sold from treasury 6.6 million shares of common stock in an underwritten public offering for net proceeds of approximately $126.1 million. The proceeds were used to reduce outstanding indebtedness. The offering was made pursuant to the shelf registration statement.

     Performance Shares

     The Company issued performance shares totaling 820,000 in 2000, 213,000 in 1999 and 123,000 in 1998 (Note 12). In October 1999, 18,000 performance shares were forfeited from the shares issued in 1998.

     Treasury Stock

     The Company's open market treasury share acquisitions totaled 5.3 million shares in 2000 at an average price of $7.88, 7,500 shares in 1999 at an average price of $7.04 and 6.5 million shares in 1998 at an average price of $10.10 per share. Through March 26, 2001, 4.3 million shares remain under the May 2000 Board of Directors' authorization to repurchase 4.5 million shares of the Company's common stock.

     Stockholder Rights Plan

     In August 1998, the Board of Directors adopted a stockholder rights plan that is designed to assure that all stockholders receive fair and equal treatment in the event of any proposed takeover of the Company. Under this plan, a dividend of one preferred share purchase right was declared for each outstanding share of common stock, par value $.01 per share, payable on September 15, 1998 to stockholders of record on that date. Each right entitles stockholders to buy one one-thousandth of a share of newly created Series A Junior Participating Preferred Stock at an exercise price of $80, subject to adjustment in the event a person acquires or makes a tender or exchange offer for 15% or more of the outstanding common stock. In such event, each right entitles the holder (other than the person acquiring 15% or more of the outstanding common stock) to purchase shares of common stock with a market value of twice the right's exercise price. At any time prior to such event, the Board of Directors may redeem the rights at one cent per right. The rights can be transferred only with common stock and expire in ten years.

     Shelf Registration Statement

     In February 1998, the Company filed a shelf registration statement with the Commission to potentially offer securities which could include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The shelf registration statement was amended in April 1998 to increase the maximum total price of securities to be offered to $400 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities are to be used for general corporate purposes, including reduction of bank debt. After the April 1998, July 1999 and November 2000 common stock offerings, $99.4 million remains available under the shelf registration statement for future sales of securities.

     Common Stock Warrants

     As partial consideration for producing properties acquired in December 1997, the Company issued warrants to purchase 1,427,701 shares of common stock at a price of $10.05 per share for a period of five years. These warrants were valued at $5.7 million and recorded as additional paid-in capital.

     Common Stock Dividends

     The Board of Directors declared quarterly dividends of $0.0267 per common share in 1998, $0.0067 per common share from 1999 through second quarter 2000 and $0.01 per common share for the third and fourth quarters of 2000. See Note 4 regarding restrictions on dividends.

     Series A Convertible Preferred Stock

     Series A convertible preferred stock is recorded in the accompanying consolidated balance sheets at its liquidation preference of $25 per share. Cumulative dividends on preferred stock are payable quarterly in arrears, when declared by the Board of Directors, based on an annual rate of $1.5625 per share. The preferred stock has no stated maturity and no sinking fund, and is redeemable, in whole or in part, by the Company. The preferred stock is convertible at the option of the holder at any time, unless previously redeemed, into shares of common stock at a rate of 3.24 shares of common stock for each share of preferred stock, subject to adjustment in certain events. During 2000, 50,000 shares of convertible preferred stock were converted into 162,000 shares of common stock. In January 2001, the Company sent notice to preferred stockholders that it would redeem all outstanding shares on February 16, 2001 at a price of $25.94 per share plus accrued and unpaid dividends. Prior to the redemption date, 1.1 million outstanding shares of preferred stock were converted into 3.5 million common shares in 2001.


10.  Earnings Per Share

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:


(in thousands, except per share data)                                    Earnings
                                                  Earnings    Shares     per Share
                                                  ---------  ---------  -----------
2000
------------------------------------------------
 Basic
  Net income....................................  $116,993
  Preferred stock dividends.....................    (1,758)
                                                  --------
  Earnings available to common stock - basic....   115,235      71,154      $ 1.62
                                                                        ==========
 Diluted
  Effect of dilutive securities:
   Stock options................................         -         518
   Preferred stock..............................     1,758       3,647
   Warrants.....................................         -         387
                                                  --------      ------
  Earnings available to common stock - diluted..  $116,993      75,706      $ 1.55
                                                  ========      ======  ==========

1999
------------------------------------------------
 Basic
  Net income....................................  $ 46,743
  Preferred stock dividends.....................    (1,779)
                                                  --------
  Earnings available to common stock - basic....    44,964      70,228      $ 0.64
                                                                        ==========
 Diluted
  Effect of dilutive securities:
   Stock options................................         -         161
   Preferred stock..............................     1,779       3,690
   Warrants.....................................         -           -
                                                  --------      ------
  Earnings available to common stock - diluted..  $ 46,743      74,079      $ 0.63
                                                  ========      ======  ==========



(in thousands, except per share data)                                     Earnings
                                                  Earnings    Shares     per Share
                                                 ----------  --------    ---------
1998
------------------------------------------------
 Basic
  Net loss......................................  $(69,719)
  Preferred stock dividends.....................    (1,779)
                                                  --------
  Loss available to common stock - basic........   (71,498)     65,094      $(1.10)
                                                                        ==========
 Diluted
  Effect of dilutive securities:
   Stock options................................         -         507
   Warrants.....................................         -          35
                                                  --------      ------
  Loss available to common stock - diluted......  $(71,498)     65,636      $(1.10) (a)
                                                  ========      ======  ==========

     (a) Because of the antidilutive effect of dilutive securities on loss per common share, diluted loss available to common stock is the same as basic.


11.  Supplemental Cash Flow Information

     The consolidated statements of cash flows exclude the following non-cash transactions (Notes 9, 12 and 13):

     -  Cancellation of 8.9 million shares of treasury stock in 2000

     -  Conversion of 50,000 shares of preferred stock to common stock in 2000

     - Sale of Hugoton Royalty Trust units in 2000 in exchange for 495,000 shares of common stock valued at $11.3 million, and in 1999 in exchange for 74,000 shares of common stock valued at $700,000

     - Purchase of a 50% interest in Spring Holding Company in 1999 in exchange for 5.6 million shares of common stock, valued at $42.5 million

     - The Cook Inlet Acquisition in 1998, a purchase of oil-producing properties for 2.9 million shares of common stock, a related effective guarantee of $13.33 per share value and a $6 million note payable

     -  Performance shares activity, including:

        -  Grants of 820,000 shares in 2000, 213,000 shares in 1999 and 123,000 shares in 1998 to key employees and nonemployee directors

        - Vesting of 1,007,000 shares in 2000, 18,000 shares in 1999 and 137,000 shares in 1998

        -  Forfeiture of 18,000 shares in 1999

     - Receipt of common stock of 44,000 shares (valued at $967,000) in 2000 and 13,000 shares (valued at $181,000) in 1998 for the option price of exercised stock options

     Interest payments in 2000 totaled $80,067,000 (including $3,488,000 of capitalized interest), $70,500,000 in 1999 (including $1,353,000 of capitalized interest) and $57,200,000 in 1998 (including $1,070,000 of capitalized interest). Income tax payments were $1,085,000 in 2000; net income tax refunds were $322,000 during 1999 and $454,000 during 1998.

12.  Employee Benefit Plans

     401(k) Plan

     The Company sponsors a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. The Company matches employee contributions of up to 10% of wages (8% of wages prior to January 1, 1998). Employee contributions vest immediately while the Company's matching contributions vest 100% upon the earlier of three consecutive years of participation in the plan or five years of service. All employees over 21 years of age may participate. Company contributions under the plan were $3,226,000 in 2000, $2,514,000 in 1999 and $1,766,000 in 1998.

     Post-Retirement Health Plan

     Effective January 1, 2001, the Company adopted a retiree medical plan for employees who retire at age 55 or over with a minimum of five years full-time service. Benefits under the plan are the same as for active employees, and continue until the retired employee or the employee's dependents are eligible for Medicare or another similar federal health insurance program. After Medicare eligibility, only prescription coverage is provided. Premiums are only charged to dependents. Post-retirement medical benefits are not pre-funded by the Company, but are paid when incurred. As of the plan's inception, total prior service cost is estimated to be $804,000. For the year 2001, total expense is estimated to be $1.1 million which includes the total prior service cost, current year service cost and interest. The annual rate of increase in health care costs were assumed to range from 9% in 2000 to 6% in 2006 and beyond. An increase of 1% in the assumed health care cost trend rate would result in an increase in the total estimated service and interest cost of $158,000 for 2001, and would increase the estimated prior service cost at January 1, 2001 by $417,000. The weighted average discount rate used to determine the prior service cost and interest was 7.75% at January 1, 2001.

     1994 and 1997 Stock Incentive Plans

     Under the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan, a total of 3,375,000 shares of common stock may be issued under each plan to directors, officers and other key employees pursuant to grants of stock options or performance shares of common stock. At December 31, 2000, there are 49,000 shares available for grant under the 1994 Plan and 649,000 shares available for grant under the 1997 Plan. Options vest and become exercisable on terms specified when granted by the compensation committee ("the Committee") of the Board of Directors. Options granted under the 1994 Plan have a term of ten years and are not exercisable until six months after their grant date. Options granted under the 1994 Plan and the 1997 Plan generally vest in equal amounts over five years, with provisions for earlier vesting if specified performance requirements are met. In May 1998, all options under the 1994 Plan vested by resolution of the Board of Directors.

     1998 Stock Incentive Plan

     In May 1998, the stockholders approved the 1998 Stock Incentive Plan under which 9,000,000 shares of common stock are available for grant. Grants under the 1998 Plan are subject to the provision that outstanding stock options and performance shares under all the Company's stock incentive plans cannot exceed 6% of the Company's outstanding common stock at the time such grants are made. At December 31, 2000, there were 1,759,000 shares available for grant under the 1998 Plan. Stock options generally vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting when the common stock price reaches specified levels. There were 1,135,000 options outstanding at December 31, 2000 that vested when the common stock price closed above $30.00 on March 9, 2001 and 104,000 options that vest when the common stock price closes above $32.50. In 2001, an additional 927,000 options were granted, of which 647,000 have vested and 280,000 vest when the stock price closes above $32.50.

     Performance Shares

     Performance shares granted under the 1994, 1997 and 1998 Plans are subject to restrictions determined by the Committee and are subject to forfeiture if performance targets are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other stockholders. The Company issued performance shares to key employees totaling 820,000 in 2000, 195,000 in 1999 and 108,000 in 1998. Performance shares vested, totaling

1,007,000 in 2000 and 122,000 in 1998, when the common stock price reached specified levels. In 1999, 18,000 performance shares issued in 1998 were forfeited. General and administrative expense includes compensation related to these performance share grants of $18.4 million in 2000, $102,000 in 1999 and $1.6 million in 1998. As of December 31, 2000, there were 85,000 performance shares that vested when the common stock price closed above $30.00 on March 9, 2001 and 13,500 performance shares that vest in increments of 4,500 in each of 2001, 2002 and 2003. In March 2001, an additional 77,000 performance shares were issued that vest when the stock price closes above $32.50. The Company also issued to nonemployee directors a total of 18,000 performance shares in 1999 and 15,000 performance shares in 1998, which vested upon grant.

     In February 2001, the Board approved an agreement with certain executive officers under which the officers, immediately prior to a change in control of the Company, will receive a total grant of 77,000 performance shares for every $2.50 increment in the closing price of the Company's common stock above $30.00. The number of performance shares granted under the agreement will be reduced by the number of performance shares awarded to the officers between the date of the agreement and the date of the change in control. Certain officers will also receive a total grant of 155,000 performance shares immediately prior to a change in control without regard to the price of the Company's common stock.

     Royalty Trust Option Plans

     Under the 1998 Royalty Trust Option Plan, the Company granted certain officers options to purchase 1,290,000 Hugoton Royalty Trust units at prices of $8.03 and $9.50 per unit, or a total of $12 million. These units were exercised in 1999 and 2000, resulting in non-cash compensation expense of $7.1 million in 2000 and $60,000 in 1999 (Note 13).

     Option Activity and Balances

     The following summarizes option activity and balances from 1998 through 2000:

                                                            Weighted
                                                             Average
                                                            Exercise         Stock
                                                             Price          Options
                                                           ---------      ----------
  1998
  -------------------------------------------------------
   Beginning of year.....................................     $ 7.41       3,530,170
     Grants..............................................      11.68       2,093,625
     Exercises...........................................       7.76      (1,632,691)
     Forfeitures.........................................      11.46         (32,625)
                                                                          ----------
   End of year...........................................       9.49       3,958,479
                                                                          ==========
   Exercisable at end of year............................       7.35       2,053,854
                                                                          ==========
  1999
  -------------------------------------------------------
   Beginning of year.....................................     $ 9.49       3,958,479
     Grants..............................................       7.11         614,812
     Exercises...........................................       4.57         (15,693)
     Forfeitures.........................................       7.75         (42,862)
                                                                          ----------
   End of year...........................................       9.20       4,514,736
                                                                          ==========
   Exercisable at end of year............................       7.39       2,009,361
                                                                          ==========
2000
---------------------------------------------------------
   Beginning of year.....................................     $ 9.20       4,514,736
     Grants..............................................      19.99       4,762,503
     Exercises...........................................       9.81      (4,643,414)
     Forfeitures.........................................       8.91        (246,336)
                                                                          ----------
   End of year...........................................      20.14       4,387,489
                                                                          ==========
   Exercisable at end of year............................      19.24       3,148,509
                                                                          ==========

The following summarizes information about outstanding options at December 31, 2000:

                                                                  Options Outstanding           Options Exercisable
                                                           ------------------------------   ---------------------------
                                                                      Weighted   Weighted                   Weighted
                                                                       Average    Average                    Average
                    Range of                                          Remaining  Exercise                    Exercise
                 Exercise Prices                             Number     Term       Price      Number          Price
            ------------------------                       ---------  ---------  --------   -----------   -------------
                  $2.76 - $8.28                              163,872  6.2 years    $ 6.42       163,872        $ 6.42
                  $8.29 - $13.80                             370,912  7.5 years     12.31       370,912         12.31
                  $13.81 - $19.32                            332,425  7.6 years     14.29       332,425         14.29
                  $19.33 - $27.59                          3,520,280  9.8 years     22.16     2,281,300         22.00
                                                          ----------                        -----------
                                                           4,387,489                          3,148,509
                                                          ==========                        ===========

     Estimated Fair Value of Grants

     Using the Black-Scholes option-pricing model and the following assumptions, the weighted average fair value of option grants was estimated to be $10.27 in 2000, $4.27 in 1999 and $4.55 in 1998.

                                             2000      1999      1998
                                             ----      ----      ----
       Risk-free interest rates.........      5.8%      5.8%      5.6%
       Dividend yield...................      0.2%      3.0%      3.2%
       Weighted average expected lives..  5 years   5 years   5 years
       Volatility.......................       53%       91%       52%

     Pro Forma Effect of Recording Stock-Based Compensation at Estimated Fair Value

     The following are pro forma earnings (loss) available to common stock and earnings (loss) per common share for 2000, 1999 and 1998, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS 123, Accounting for Stock-Based
Compensation:

(in thousands, except per share data)
                                                           2000      1999       1998
                                                        ---------  --------  ---------
     Earnings (loss) available to common stock:
       As reported...............................        $115,235  $ 44,964  $(71,498)
       Pro forma.................................        $ 91,194  $ 40,373  $(75,785)

     Earnings (loss) per common share:
       Basic     As reported.....................        $   1.62  $   0.64  $  (1.10)
                 Pro forma.......................        $   1.28  $   0.57  $  (1.16)

       Diluted   As reported.....................        $   1.55  $   0.63  $  (1.10)
                 Pro forma.......................        $   1.23  $   0.57  $  (1.16)


13.  Sale of Hugoton Royalty Trust Units

     In December 1998, the Company formed the Hugoton Royalty Trust by conveying 80% net profits interests in properties located in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40 million units of beneficial interest. In April and May 1999, the Company sold 17 million, or 42.5%, of the trust units in an initial public offering at a price of $9.50 per unit, less underwriters' discount and expenses. Total net proceeds from the sale were $148.6 million, resulting in a gain of $40.3 million before income tax. Proceeds from the sale were used to reduce bank debt.

     In 1999 and 2000, officers exercised options to purchase a total of 1.3 million Hugoton Royalty Trust units from the Company pursuant to the 1998 Royalty Trust Option Plan in exchange for shares of Company common stock. The Company recognized gains of $11 million in 2000 and $235,000 in 1999 on these sales of trust units.

14.  Acquisitions and Dispositions

     Acquisitions

     On July 1, 1999, the Company and Lehman Brothers Holdings, Inc. acquired predominantly gas-producing properties in the Arkoma Basin through the purchase of the common stock of Spring Holding Company, a private oil and gas company located in Tulsa, Oklahoma for $85 million. The Company issued 5.6 million shares of common stock for its ownership interest in Spring and Lehman contributed $42.5 million in cash. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. Pursuant to a put and call agreement, the Company purchased Lehman's interest in September 1999 for $44.3 million, or $1.8 million in excess of the recorded minority interest, which excess was recorded as producing property cost. Property cost associated with the Spring acquisition totaled approximately $235 million, a portion of which was attributed to other than producing properties, including a gas gathering system, compressors, undeveloped leasehold cost and other tangible property. After purchase accounting adjustments, including a $14.1 million step-up adjustment for deferred income taxes, the cost of the properties was $257 million. Although the Company and Lehman had equal board representation and control of Spring, the Company's management controlled operations of the properties from July 1, 1999 and had the right to purchase Lehman's interest pursuant to the call agreement. The Company accordingly consolidated its investment in Spring from July 1, 1999, with recognition of Lehman's investment as a minority interest through September 1999.

     On September 15, 1999, the Company and Lehman acquired Arkoma Basin oil and gas properties from Ocean Energy, Inc. for $231 million. The original purchase price of $235.3 million was reduced by estimated net revenue received between the July 1, 1999 effective date and the closing date. The Company and Lehman each owned 50% of Whitewine Holding Company, which was formed to acquire the Arkoma Basin properties. Pursuant to a put and call agreement, the Company purchased Lehman's 50% interest in the Ocean Energy Acquisition on March 31, 2000 for $111 million, or $11 million in excess of the recorded minority interest, which excess was recorded as producing property cost. Although the Company and Lehman had equal board representation and control of Whitewine, the Company's management controlled operations of the properties from September 15, 1999 and had the right to purchase Lehman's interest pursuant to the call agreement. Whitewine's financial results are consolidated in the Company's financial statements, with recognition of Lehman's 50% interest as a minority interest through March 31, 2000.

     Dispositions

     On May 4, 1999, the Company sold nonoperated producing properties in the San Juan Basin of New Mexico to Vastar Resources, Inc. for $29.9 million. The Company sold other nonoperated producing properties in June 1999 for approximately $15 million. Proceeds from the sales were used to reduce bank debt.

     On September 14, 1999, producing properties were sold for approximately $63.5 million before closing costs in two transactions. The Company sold primarily nonoperated properties in Oklahoma, the Permian Basin of West
Texas and New Mexico, the Panhandle area of Texas and the Green River Basin of Wyoming, including sales of $22.5 million of properties acquired in the Spring acquisition.

     In March 2000, the Company sold primarily gas-producing properties in Crockett County, Texas for gross proceeds of $43 million and sold oil- and gas-producing properties in Lea County, New Mexico for gross proceeds of $25.3 million.

     Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the year ended December 31, 1999 as if these acquisitions and the sale of Hugoton Royalty Trust units and other properties had been consummated immediately prior to January 1, 1999. Pro forma results are not presented for the year ended December 31, 2000 because the effects of these transactions excluded from 2000 results are not significant. These pro forma results are not necessarily indicative of future results.

        (in thousands, except per share data)   Pro Forma
                                               -----------
                                               (Unaudited)

         Revenues............................    $353,186
                                                 ========

         Net income..........................    $ 45,552
                                                 ========

         Earnings available to common stock..    $ 43,924
                                                 ========

         Earnings per common share:
               Basic.........................    $   0.60
                                                 ========
               Diluted.......................    $   0.59
                                                 ========

     On December 5, 2000, the Company entered into a definitive agreement to acquire primarily gas-producing properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc. The purchase was completed on January 3, 2001, and was funded through borrowings under existing bank lines. The purchase is subject to typical post-closing adjustments.

     On January 2, 2001, the Company repurchased 9,598,000 MMBtu of natural gas for $9.9 million from a production payment sold to EEX Corporation in a 1998 acquisition. In December 2001, the Company can repurchase an additional 9,598,000 MMBtu of gas from the production payment for approximately $11 million.


15.  Quarterly Financial Data (Unaudited)

     The following are summarized quarterly financial data for the years ended December 31, 2000 and 1999:


                                                                 Quarter
                                                ------------------------------------------
(in thousands, except per share data)              1st        2nd       3rd         4th
                                                ---------  ---------  ---------  ---------
2000
---------------------------------------
     Revenues..........................         $113,326   $ 121,650   $160,519   $205,356
     Gross profit (a)..................         $ 44,997   $  30,094   $ 80,981   $105,490
     Earnings available to
       common stock....................         $ 33,267   $     798   $ 31,366   $ 49,804
     Earnings per common share
       Basic...........................         $   0.46   $    0.01   $   0.45   $   0.68
       Diluted.........................         $   0.44   $    0.01   $   0.43   $   0.64
     Average shares outstanding........           72,441      68,918     69,518     73,728

1999
---------------------------------------
     Revenues..........................         $ 69,415   $  65,550   $ 95,326   $111,004
     Gross profit (a)..................         $ 15,154   $  13,601   $ 36,420   $ 44,318
     Earnings (loss) available to
       common stock....................         $ (2,091)  $  28,341   $ 13,071   $  5,643
     Earnings (loss) per common share
       Basic...........................         $  (0.03)  $    0.42   $   0.18   $   0.08
       Diluted.........................         $  (0.03)  $    0.41   $   0.17   $   0.08
     Average shares outstanding........           67,091      67,100     73,371     73,247

     (a) Operating income before general and administrative expense.

16. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

     All of the Company's operations are directly related to oil and gas producing activities located in the United States.

     Costs Incurred Related to Oil and Gas Producing Activities

     The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes:

    (in thousands)                               2000      1999      1998
                                             --------  --------  --------
    Acquisitions:
       Producing properties................  $ 31,983  $505,912  $339,889
       Undeveloped properties..............     3,490     4,182       514
    Development (a)........................   163,224    89,306    69,367
    Exploration:
       Geological and geophysical studies..       829       872     7,943
       Dry hole expense....................         -         -         -
       Rental expense and other............       218        32        91
                                             --------  --------  --------

    Total..................................  $199,744  $600,304  $417,804
                                             ========  ========  ========

     (a) Includes capitalized interest of $3,488,000 in 2000, $1,353,000 in 1999 and $1,070,000 in 1998.

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

                 (in thousands)                       Oil             Gas        Natural Gas
                                                     (Bbls)          (Mcf)      Liquids (Bbls)
                                                  ------------    ------------  --------------
  Proved Reserves

   December 31, 1997............................       47,854         815,775        13,810
     Revisions..................................       (5,893)         (5,429)        2,631
     Extensions, additions and discoveries......          821         172,059         1,875
     Production.................................       (4,598)        (83,847)       (1,222)
     Purchases in place.........................       16,331         311,260            80
     Sales in place.............................           (5)           (594)            -
                                                  -----------     -----------   -----------
    December 31, 1998...........................       54,510       1,209,224        17,174
     Revisions..................................       10,792          60,011         1,838
     Extensions, additions and discoveries......        3,003         166,669         3,357
     Production.................................       (5,112)       (105,120)       (1,325)
     Purchases in place.........................        2,790         494,666            20
     Sales in place.............................       (4,380)       (279,827)       (3,162)
                                                  -----------     -----------   -----------
   December 31, 1999............................       61,603       1,545,623        17,902
     Revisions..................................        2,709         142,974         3,709
     Extensions, additions and discoveries......        1,145         258,843         1,951
     Production.................................       (4,736)       (125,857)       (1,622)
     Purchases in place.........................          833          26,557            72
     Sales in place.............................       (3,109)        (78,457)            -
                                                  -----------     -----------   -----------
   December 31, 2000............................       58,445       1,769,683        22,012
                                                  ===========     ===========   ===========

  Proved Developed Reserves

   December 31, 1997............................       33,835         677,710        11,494
                                                  ===========     ===========   ===========

   December 31, 1998............................       42,876         968,495        14,000
                                                  ===========     ===========   ===========

   December 31, 1999............................       48,010       1,225,014        13,781
                                                  ===========     ===========   ===========

   December 31, 2000............................       46,334       1,328,953        16,448
                                                  ===========     ===========   ===========

  Standardized Measure of Discounted Future                     December 31
    Net Cash Flows Relating to Proved Reserves    -----------------------------------------
                                                      2000            1999          1998
                                                  -----------     -----------   -----------
  (in thousands)

   Future cash inflows..........................  $18,866,832     $ 5,113,094   $ 3,041,776
   Future costs:
     Production.................................   (3,237,574)     (1,549,401)   (1,135,789)
     Development................................     (389,698)       (294,250)     (228,561)
                                                  -----------     -----------   -----------
   Future net cash flows before income tax......   15,239,560       3,269,443     1,677,426
   Future income tax............................   (4,947,614)       (718,892)     (231,249)
                                                  -----------     -----------   -----------
   Future net cash flows........................   10,291,946       2,550,551     1,446,177
   10% annual discount..........................   (5,029,916)     (1,153,611)     (637,774)
                                                  -----------     -----------   -----------

   Standardized measure (a).....................  $ 5,262,030     $ 1,396,940   $   808,403
                                                  ===========     ===========   ===========

   (a) Before income tax, the year-end standardized measure (or discounted present value of future net cash flows) was $7,748,632,000 in 2000, $1,765,936,000 in 1999 and $908,606,000 in 1998.

  Changes in Standardized Measure of
    Discounted Future Net Cash Flows

(in thousands)
                                                 2000        1999         1998
                                            ------------  -----------  ----------
   Standardized measure, January 1........  $ 1,396,940   $  808,403   $ 642,109
                                            -----------   ----------   ---------
   Revisions:
     Prices and costs.....................    5,096,973      608,123    (184,568)
     Quantity estimates...................      190,457       62,033      65,600
     Accretion of discount................      123,225       70,256      58,195
     Future development costs.............     (196,048)    (113,110)   (104,636)
     Income tax...........................   (2,082,745)    (259,403)     53,758
     Production rates and other...........        1,378         (137)       (296)
                                            -----------   ----------   ---------
         Net revisions....................    3,133,240      367,762    (111,947)
   Extensions, additions and discoveries..    1,018,349      125,209      96,829
   Production.............................     (441,323)    (215,869)   (146,498)
   Development costs......................      128,757       70,275      56,904
   Purchases in place (a).................      115,866      414,759     271,806
   Sales in place (b).....................      (89,799)    (173,599)       (800)
                                            -----------   ----------   ---------
         Net change.......................    3,865,090      588,537     166,294
                                            -----------   ----------   ---------

   Standardized measure, December 31......  $ 5,262,030   $1,396,940   $ 808,403
                                            ===========   ==========   =========

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

     Year-end realized oil prices used in the estimation of proved reserves and calculation of the standardized measure were $25.49 for 2000, $24.17 for 1999 and $9.50 for 1998. Year-end average realized gas prices were $9.55 for 2000, $2.20 for 1999 and $2.01 for 1998. Year-end average realized natural gas liquids prices were $26.33 for 2000, $13.83 for 1999 and $3.99 for 1998. Proved oil and gas reserves at December 31, 2000 include:

  - 1,970,000 Bbls of oil and 223,578,000 Mcf of gas and discounted present value before income tax of $842,346,000 related to the Company's ownership of approximately 54% of Hugoton Royalty Trust units at December 31, 2000.

  - 747,000 Bbls of oil and 7,986,000 Mcf of gas and discounted present value before income tax of $38,403,000 related to the Company's ownership of approximately 23% of Cross Timbers Royalty Trust units at December 31, 2000.

     Based on NYMEX prices of $25.00 per Bbl for oil and $5.00 per Mcf for gas (which are comparable to realized prices of $23.69 per Bbl for oil and $4.79 per Mcf for gas), and an $18.86 per Bbl realized price for natural gas liquids, estimated proved reserves at December 31, 2000 would be 57.7 million Bbls of oil, 1.75 Tcf of natural gas and 21.6 million Bbls of natural gas liquids. Using these prices, the present value of estimated future cash flows, discounted at 10% and before income tax, would be $3,834,024,000.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Cross Timbers Oil Company

We have audited the accompanying consolidated balance sheets of Cross Timbers Oil Company and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated income statements, statements of cash flows and stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


/s/ ARTHUR ANDERSEN LLP
ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 22, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April 2001.

                                 CROSS TIMBERS OIL COMPANY



                                 By            Bob R. Simpson
                                    ---------------------------------------
                                     Bob R. Simpson, Chairman of the Board
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 2nd day of April 2001.


PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)            DIRECTORS



             Bob R. Simpson                        J. Luther King, Jr.
----------------------------------------   ------------------------------------
 Bob R. Simpson, Chairman of the Board             J. Luther King, Jr.
      and Chief Executive Officer



            Steffen E. Palko                          Jack P. Randall
----------------------------------------   ------------------------------------
Steffen E. Palko, Vice Chairman of the                Jack P. Randall
          Board and President


                                                      Scott G. Sherman
                                           ------------------------------------
                                                      Scott G. Sherman



                                                      Herbert D. Simons
                                           ------------------------------------
                                                      Herbert D. Simons



         PRINCIPAL FINANCIAL OFFICER           PRINCIPAL ACCOUNTING OFFICER



             Louis G. Baldwin                        Bennie G. Kniffen
------------------------------------------  ------------------------------------
Louis G. Baldwin, Executive Vice President     Bennie G. Kniffen, Senior Vice
       and Chief Financial Officer                President and Controller

                                INDEX TO EXHIBITS


  Exhibit
    No.                             Description                            Page
 --------  -----------------------------------------------------------    ------

    3.1 Restated Certificate of Incorporation of Cross Timbers Oil Company, as restated on April 21, 1998 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended September 30, 2000)

    3.2 Bylaws of Cross Timbers Oil Company (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1, File
           No. 33-59820)

    4.1    Indenture dated as of April 1, 1997, between Cross Timbers
           Oil Company and The Bank of New York, as Trustee for the 9 1/4% Senior Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Registration Statement of Form S-4, File
           No. 333-26603)

    4.2 Indenture dated as of October 28, 1997, between Cross Timbers Oil Company and the Bank of New York, as Trustee for the 8 3/4% Senior Subordinated Notes due 2009 (incorporated by reference to
           Exhibit 4.1 to Registration Statement on Form S-4, File No.
           333-39097)

    4.3 Preferred Stock Purchase Rights Agreement between Cross Timbers Oil Company and ChaseMellon Shareholder Services, LLC
           (incorporated by reference to Exhibit 4.1 to Form 8-A/A dated September 9, 1998)

    4.4 Certificate of Designation of Series A Junior Participating Preferred Stock, par value $.01 per share, dated August 25, 1998 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

    10.1 * Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated May 17, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000)

    10.2 * Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated May 17, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000)

    10.3 * Amended and Restated 1994 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

    10.4 * Form of grant under 1994 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, File No. 33-81766)

    10.5 * 1997 Stock Incentive Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999)

    10.6 * Form of grant under 1997 Stock Incentive Plan, as amended February 25, 1998 (incorporated by reference to Exhibit 10.9 to Form 10-K for the year ended December 31, 1997)

    10.7 * 1998 Stock Incentive Plan, as amended February 20, 2001

    10.8 * Form of grant under 1998 Stock Incentive Plan (incorporated by reference to Exhibit 4.5 to Registration Statement on Form S-8, File No. 333-69977)

   Exhibit
      No.                             Description                         Page
   -------  ----------------------------------------------------------   ------

    10.9 * Management Group Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to
            Exhibit 10.13 to Form 10-K for the year ended December 31,
            1999)

    10.10 * Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1999)

    10.11 Registration Rights Agreement among Cross Timbers Oil Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

    10.12 Warrant Agreement dated December 1, 1997 by and between Cross Timbers Oil Company and Amoco Corporation (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended December 31, 1997)

    10.13 Revolving Credit Agreement dated May 12, 2000 between Cross Timbers Oil Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000)

    10.14 First Amendment, dated June 20, 2000, to Revolving Credit Agreement dated May 12, 2000 between Cross Timbers Oil Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2000)

    10.15 Second Amendment, dated February 16, 2001, to Revolving Credit Agreement dated May 12, 2000 between Cross Timbers Oil Company and certain commercial banks named therein

    12.1    Computation of Ratio of Earnings to Fixed Charges

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