Form 10-Q
period 2001-03-31
CROSS TIMBERS OIL CO
filed 2001-05-11
CIK 868809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                 For the quarterly period ended March 31, 2001
                                                --------------

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number:  1-10662
                                                 -------


                           Cross Timbers Oil Company
             (Exact name of registrant as specified in its charter)


                Delaware                                75-2347769
  -----------------------------------            ------------------------
    (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                  Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas               76102
-------------------------------------------------              -------
    (Address of principal executive offices)                  (Zip Code)

                                (817) 870-2800
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                     NONE
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                       -----   -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

              Class                           Outstanding as of May 1, 2001
-------------------------------------     -------------------------------------
    Common stock, $.01 par value                        81,766,925

================================================================================

                           CROSS TIMBERS OIL COMPANY
            Form 10-Q for the Quarterly Period Ended March 31, 2001


                                     INDEX




                                                                                         Page
                                                                                         ----
PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets
           at March 31, 2001 and December 31, 2000....................................... 3

           Consolidated Income Statements
           for the Three Months Ended March 31, 2001 and 2000............................ 4

           Consolidated Statements of Cash Flows
           for the Three Months Ended March 31, 2001 and 2000............................ 5

           Notes to Consolidated Financial Statements.................................... 6

           Report of Independent Public Accountants......................................13

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations.................................14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk....................19

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................................20

           Signatures....................................................................21

                                                  PART I.  FINANCIAL INFORMATION
CROSS TIMBERS OIL COMPANY
Consolidated Balance Sheets
--------------------------------------------------------------------------------

(in thousands, except shares)          March 31,            December 31,
                                          2001                 2000
                                       -----------          ------------
ASSETS                                 (Unaudited)
Current Assets:
 Cash and cash equivalents...........  $   10,757          $    7,438
 Accounts receivable, net............     137,715             158,826
 Derivative fair value...............       1,145                   -
 Deferred income tax benefit.........      35,203              17,098
 Other current assets................      12,925              10,075
                                       ----------          ----------

  Total Current Assets...............     197,745             193,437
                                       ----------          ----------

Property and Equipment, at cost - successful efforts method:
 Producing properties................   1,976,449           1,732,017
 Undeveloped properties..............       7,393               6,460
 Gas gathering and other.............      43,012              38,340
                                       ----------          ----------
  Total Property and Equipment.......   2,026,854           1,776,817
 Accumulated depreciation, depletion
  and amortization...................    (452,928)           (419,443)
                                       ----------          ----------

    Net Property and Equipment.......   1,573,926           1,357,374
                                       ----------          ----------

Other Assets:
 Derivative fair value...............       2,929                   -
 Loans to officers...................       8,338               8,214
 Other...............................      34,033              32,879
                                       ----------          ----------

  Total Other Assets.................      45,300              41,093
                                       ----------          ----------

TOTAL ASSETS.........................  $1,816,971          $1,591,904
                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued
  liabilities........................  $  157,550          $  153,581
 Payable to royalty trusts...........       2,590               8,577
 Derivative fair value...............      97,486              44,189
 Current income taxes payable........      14,607                   -
 Other current liabilities...........       9,485              12,404
                                       ----------          ----------

  Total Current Liabilities..........     281,718             218,751
                                       ----------          ----------

Long-term Debt.......................     830,000             769,000
                                       ----------          ----------

Other Long-term Liabilities:
 Derivative fair value...............      71,100                   -
 Deferred income taxes payable.......      90,365              82,476
 Other...............................      27,010              24,310
                                       ----------          ----------

  Total Other Long-term Liabilities..     188,475             106,786
                                       ----------          ----------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
Series A Convertible preferred stock
 ($.01 par value, 25,000,000 shares
 authorized, -0- and 1,088,663 issued
 at liquidation value of $25)........           -              27,217
Common stock ($.01 par value,
  100,000,000 shares authorized,
  86,711,107 and 82,586,830 shares
  issued)............................         867                 826
 Additional paid-in capital..........     471,144             435,735
 Treasury stock (5,077,817 and
  5,031,040 shares)..................     (52,136)            (50,829)
 Retained earnings...................     130,350              84,418
 Accumulated other comprehensive loss     (33,447)                  -
                                       ----------          ----------

   Total Stockholders' Equity........     516,778             497,367
                                       ----------          ----------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY..............................  $1,816,971          $1,591,904
                                       ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Income Statements (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)                           Three Months Ended
                                                                    March 31,
                                                                --------------------
                                                                  2001       2000
                                                                --------   ---------
REVENUES
 Oil and condensate..................................            $ 32,500   $ 31,083
 Gas and natural gas liquids.........................             213,638     80,746
 Gas gathering, processing and marketing.............               3,156      1,638
 Other...............................................                (142)      (141)
                                                                 --------   --------

 Total Revenues......................................             249,152    113,326
                                                                 --------   --------

EXPENSES

 Production..........................................              26,666     19,918
 Taxes, transportation and other.....................              21,911     10,835
 Exploration.........................................                 234        362
 Depreciation, depletion and amortization............              33,991     31,937
 Gas gathering and processing........................               2,297      2,233
 General and administrative..........................               7,191      7,361
 Derivative fair value (gain) loss...................                (735)     3,044
                                                                 --------   --------

 Total Expenses......................................              91,555     75,690
                                                                 --------   --------

OPERATING INCOME.....................................             157,597     37,636
                                                                 --------   --------

OTHER INCOME (EXPENSE)

 Gain on significant property divestitures...........                   -     18,979
 Gain on investment in equity securities.............                   -     13,092
 Interest expense, net...............................             (16,032)   (18,637)
                                                                 --------   --------

 Total Other Income (Expense)........................             (16,032)    13,434
                                                                 --------   --------

INCOME BEFORE INCOME TAX, MINORITY INTEREST
 AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE..........             141,565     51,070
                                                                 --------   --------

INCOME TAX

 Current.............................................              15,013        284
 Deferred............................................              35,215     17,015
                                                                 --------   --------

 Total Income Tax Expense............................              50,228     17,299
                                                                 --------   --------

MINORITY INTEREST
 in Net Income of Consolidated Subsidiaries..........                   -        (59)
                                                                 --------   --------

NET INCOME BEFORE CUMULATIVE EFFECT
 OF ACCOUNTING CHANGE................................              91,337     33,712

 Cumulative effect of accounting change, net of tax..             (44,589)         -
                                                                 --------   --------

NET INCOME...........................................              46,748     33,712

 Preferred Stock Dividends...........................                   -       (445)
                                                                 --------   --------

EARNINGS AVAILABLE TO COMMON STOCK...................            $ 46,748   $ 33,267
                                                                 ========   ========

EARNINGS PER COMMON SHARE

 Basic...............................................               $0.59      $0.46
                                                                 ========   ========
 Diluted.............................................               $0.56      $0.44
                                                                 ========   ========

DIVIDENDS DECLARED PER COMMON SHARE..................               $0.01    $0.0067
                                                                 ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...........              79,760     72,441
                                                                 ========   ========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Consolidated Statements of Cash Flows (Unaudited)
-------------------------------------------------

(in thousands)                                                                     Three Months Ended
                                                                                        March 31,
                                                                                  ----------------------
                                                                                      2001       2000
                                                                                  -----------  ---------
OPERATING ACTIVITIES
 Net income.............................................................           $  46,748   $  33,712
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation, depletion and amortization.............................              33,991      31,937
   Non-cash incentive compensation......................................                 309       2,400
   Deferred income tax..................................................              35,215      17,015
   Gain on investment in equity securities and from sale of properties..                 (39)    (33,527)
   Non-cash (gain) loss in derivative fair value........................                (735)      3,044
   Minority interest in net income of consolidated subsidiaries.........                   -          59
   Cumulative effect of accounting change...............................              44,589           -
   Other non-cash items.................................................                (956)        728
 Changes in operating assets and liabilities (a)........................              23,133      45,419
                                                                                   ---------   ---------
 Cash Provided by Operating Activities..................................             182,255     100,787
                                                                                   ---------   ---------

INVESTING ACTIVITIES

 Proceeds from sale of property and equipment...........................               2,651      67,645
 Property acquisitions..................................................            (168,839)    (13,359)
 Development costs......................................................             (71,101)    (25,374)
 Gas gathering and other additions......................................              (4,683)     (1,216)
 (Loans to) repayments from officers....................................                   -          60
                                                                                   ---------   ---------
 Cash Provided (Used) by Investing Activities...........................            (241,972)     27,756
                                                                                   ---------   ---------

FINANCING ACTIVITIES

 Proceeds from short- and long-term debt................................             299,000      41,900
 Payments on short- and long-term debt..................................            (238,000)    (42,500)
 Dividends..............................................................              (1,129)       (934)
 Purchase minority interest.............................................                   -    (100,071)
 Net proceeds from stock option exercises...............................               7,474           -
 Purchases of treasury stock and other..................................              (4,309)    (22,280)
                                                                                   ---------   ---------
 Cash Provided (Used) by Financing Activities...........................              63,036    (123,885)
                                                                                   ---------   ---------

INCREASE IN CASH AND CASH EQUIVALENTS...................................               3,319       4,658

Cash and Cash Equivalents, Beginning of Period..........................               7,438       5,734
                                                                                   ---------   ---------

Cash and Cash Equivalents, End of Period................................           $  10,757   $  10,392
                                                                                   =========   =========
(a)  Changes in Operating Assets and Liabilities

   Accounts receivable..................................................           $  20,808   $ (12,655)
   Investment in equity securities......................................                   -      41,719
   Other current assets.................................................              (2,850)        821
   Other assets.........................................................                  70           -
   Accounts payable, accrued liabilities and payable to royalty trusts..             (29,189)     15,547
   Other current liabilities............................................              34,294         (13)
                                                                                   ---------   ---------

  Decrease in Net Operating Assets......................................           $  23,133   $  45,419
                                                                                   =========   =========

          See Accompanying Notes to Consolidated Financial Statements.

CROSS TIMBERS OIL COMPANY
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1. Interim Financial Statements

   The accompanying consolidated financial statements of Cross Timbers Oil Company, with the exception of the consolidated balance sheet at December 31, 2000, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at March 31, 2001 and its income and cash flows for the three months ended March 31, 2001 and 2000. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

   Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company's 2000 Annual Report on Form 10-K.

   See Note 4 regarding adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001.


2. Long-term Debt

   On March 31, 2001, borrowings under the revolving credit agreement with commercial banks were $530 million with unused borrowing capacity of $260 million after reduction for outstanding letters of credit of $10 million. The interest rate of 6.8% at March 31, 2001 is based on the London Interbank Offered Rate plus 1 1/2%. Based on the value of the Company's reserves, the borrowing base will increase to $1.2 billion effective June 30, 2001. The bank's total commitment, however, will remain at $800 million, resulting in no increase to the Company's borrowing capacity.


3. Commitments and Contingencies

Letters of Credit

   As of May 2001, letters of credit outstanding were $10 million. The Company has issued letters of credit to a purchaser under a physical delivery contract (Note 5).

Commodity Commitments

   The Company has entered into natural gas physical delivery contracts, futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices (Note 5).

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

   On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss that has been heard by the Court, and a decision is pending. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

   A third lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that the Company and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons and failed to properly inform the plaintiffs and others of the deductions taken as allegedly required by Wyoming statutes. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made, together with interest and attorneys' fees. The Company has reached a settlement of this action, which is subject to court approval. The Company has agreed to pay a total settlement amount of $572,000 for a release of claims relating to deductions taken by the Company, the statutory reporting of claims, and other miscellaneous matters.
The Company further agreed that it would not take similar deductions from royalty owners in the future and to itemize other deductions from future royalty disbursements. In a hearing in April 2001, the court provisionally certified the class and authorized notices to be mailed to potential class members. The Company expects the court will give final approval in June 2001. This settlement was accrued in the Company's financial statements.

   In February 2000, the Department of Interior notified the Company and several other producers that certain Native American leases located in the San Juan Basin have expired due to the failure of the leases to produce in paying quantities. The Department of Interior has demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. The Company has filed a Notice of Appeal with the Interior Board of Indian Appeals. The potential loss from these claims cannot currently be reasonably estimated, but could be material to the Company's annual earnings. The Company believes that the claim is without merit and that there is currently not a probable loss. No related provision is accrued in the Company's financial statements.

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

4.  Derivative Financial Instruments

   The Company uses financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. See Note 5.

   Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Change in fair value of effective cash flow hedges are recorded as a component of other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which cannot be net cash settled are deemed to be normal sales and therefore are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

   The Company accounted for adoption of SFAS No. 133 on January 1, 2001 by recording a one-time after-tax charge of $44.6 million in the income statement for the cumulative effect of a change in accounting principle and an unrealized loss of $67.3 million in other comprehensive income (Note 8). This unrealized loss is related to the derivative fair value of cash flow hedges. The charge to the income statement is primarily related to the Company's physical delivery contract to sell 35,500 Mcf of natural gas per day from 2002 through July 2005 at crude oil-based prices.

   The Company periodically enters into futures contracts, energy swaps, collars and basis swaps to hedge its exposure to price fluctuations on crude oil and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts, the Company pays this excess to the counterparty and records an opportunity loss in the period the related production is sold. When actual commodity prices are below the contractually provided fixed price, the Company receives this difference and records a gain in the production period. When realized, these gains and losses are recorded as a component of oil and gas revenues. The Company has hedged its exposure to variability in future cash flows from natural gas sales for transactions occurring through March 2002.

   In first quarter 2001, net losses on futures contracts and basis swap transactions reduced gas revenue by $24.3 million. During first quarter 2000, net losses on futures contracts and basis swap transactions reduced gas revenues by $746,000 and oil revenue by $3.3 million. As of March 31, 2001, an unrealized derivative fair value loss of $51.5 million ($33.4 million net of tax), related to cash flow hedges of gas price risk, was recorded in other comprehensive income (loss). This loss is expected to be reclassified into earnings as the hedged gas sales occur in the next 12 months.

   The Company occasionally sells gas call options. Because these options are covered by Company production and the strike prices are below current market gas prices, they have the same effect on the Company as product hedges. However, because written options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the fixed gas prices effectively provided by the call options, has been recognized as a loss in derivative fair value, rather than deferring the loss and recognizing it as reduced gas revenue when the hedged production is sold.

   The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

                                                                                        Three Months Ended
(in thousands)                                                                               March 31,
                                                                                        ------------------
                                                                                          2001       2000
                                                                                        -------    -------
Change in fair value of natural gas physical delivery contract
 with crude oil-based pricing.....................................................      $ 8,349    $     -

Change in fair value of call options and other derivatives that
 do not qualify for hedge accounting..............................................       (8,799)     3,044

Ineffective portion of derivatives qualifying for hedge accounting................         (285)         -
                                                                                        -------    -------
Derivative fair value (gain) loss.................................................      $  (735)   $ 3,044
                                                                                        =======    =======

The estimated fair value of derivatives included in the consolidated balance sheet at March 31, 2001 and December 31, 2000 is summarized below:

                                                                                      March 31,   December 31,
   (in thousands)                                                                       2001          2000
                                                                                      ---------   -----------
Derivative Assets:
 Fixed-price natural gas swaps....................................................    $   1,145   $      -
 Interest rate swap...............................................................        2,929          -

Derivative Liabilities:
 Fixed-price natural gas swaps....................................................      (53,317)         -
 Natural gas written call options.................................................      (36,142)   (44,189)
 Natural gas physical delivery contract
  with crude oil-based pricing....................................................      (79,127)         -
                                                                                      ---------   --------

                                                                                      $(164,512)  $(44,189)
                                                                                      =========   ========


5.  Natural Gas Sales Commitments

     The Company has entered natural gas futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices, for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 4.

                                           Futures Contracts
                                          and Swap Agreements          Call Options (a)
                                          -------------------   -----------------------------
Production Period                         Mcf per Day  per Mcf    Mcf per Day       per Mcf
-------------------                       -----------  -------  -------------   -------------
2001         May to October                 80,000      $  2.79      53,333     $2.60 - 3.16
             November                       80,000         2.86      20,000             2.94
             December                       80,000         2.93      20,000             2.94
2002         January to March               10,000         5.47           -                -
----------------------

(a) Includes a natural gas call option to sell 20,000 Mcf per day in the San Juan Basin at an average ceiling index price of $2.70 per Mcf for the year 2001 which is exercisable in December 2001. Based on current San Juan Basin basis of approximately $0.41 per Mcf for May through October and $0.19 for November and December, and including premium received of $0.05 per Mcf, this call option is reflected above at NYMEX prices of $3.16 and $2.94 per Mcf.

     The Company's settlement of futures contracts and swap agreements related to April 2001 gas production resulted in a net reduction in gas revenue of $4.8 million, or approximately $0.41 per Mcf.

     The Company has entered gas physical delivery contracts which cannot be net cash settled and are therefore considered to be normal sales. These contracts effectively fix prices for the following production and periods:

      Location            Production Period       Mcf per Day  Fixed Price per Mcf
--------------------  --------------------------  -----------  -------------------
   East Texas         April 2001 to March 2002         40,000                $5.42
   Arkoma             April to September 2001          90,000                 5.55
                      October 2001 to March 2002       50,000                 5.36
   San Juan Basin     April to September 2001          25,000                 5.14
                      October 2001 to March 2002       10,000                 5.05
   Rocky Mountains    April 2001 to March 2002         10,000                 4.97
   Mid-Continent      April to September 2001          45,000                 5.45
                      October 2001 to March 2002       30,000                 5.55


Other Physical Delivery Contracts

    The Company has agreed to sell 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas prices, it must be accounted for as a derivative financial instrument under SFAS No. 133 beginning January 1, 2001 (Note 4).


6. Common Stock

   In April 2001, the Board of Directors conditionally approved a three-for-two stock split, payable no later than June 5, 2001, to stockholders of record on May 23, 2001. The stock split is conditioned upon stockholder approval of a proposal to increase the number of authorized shares of common stock to 250 million. The proposal will be presented for stockholder approval at the Company's annual meeting on May 15, 2001. The Board intends to maintain the quarterly cash dividend at one cent per share following the stock split.

   During first quarter 2001, 85,000 performance shares vested when the common stock price closed above $30.00. An additional 77,000 performance shares were issued to key employees that vest when the common stock price closes above $32.50, and 4,500 performance shares were issued to nonemployee directors that vested immediately. During first quarter 2000, 180,000 performance shares were issued to key employees that vested when the common stock price closed above $13.33.

   During the first three months of 2001, 1.1 million outstanding shares of convertible preferred stock were converted into 3.5 million shares of common stock.

7.   Common Shares Outstanding and Earnings per Common Share

   The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)                      Three Months Ended March 31,
                                         ------------------------------------------------------------
                                                    2001                          2000
                                         -----------------------------  -----------------------------
                                                              Earnings                      Earnings
                                         Earnings   Shares   per Share  Earnings  Shares    per Share
                                         --------  --------  ---------  --------  ------  -----------
Basic:
 Net income............................   $46,748                       $33,712
 Preferred stock dividends.............         -                          (445)
                                          -------                       -------
 Earnings available to
   common stock - basic................    46,748     79,760   $  0.59   33,267      72,441  $0.46
                                                              ========                       =====
Diluted:
 Effect of dilutive securities:
  Stock options........................         -        687                  -         109
  Preferred stock......................         -      1,529                445       3,690
  Warrants.............................         -        846                  -           -
                                          -------     ------            -------   ---------
 Earnings available to
   common stock - diluted..............   $46,748     82,822   $  0.56  $33,712      76,240  $0.44
                                          =======     ======  ========  =======   =========  =====

8.   Comprehensive Income

   In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:


                                                               Three Months
                                                              Ended March 31,
                                                            ------------------
   (in thousands)                                             2001      2000
                                                            --------   -------

   Net income.............................................  $ 46,748   $33,712
                                                            --------   -------

   Other comprehensive income (loss), net of tax:
     Cumulative effect of accounting change...............   (67,323)        -
     Change in derivative fair value......................    15,308         -
     Reclassification adjustments - contract settlements..    18,568         -
                                                            --------   -------

   Total other comprehensive income (loss)................   (33,447)        -
                                                            --------   -------

   Total comprehensive income.............................  $ 13,301   $33,712
                                                            ========   =======


9. Supplemental Cash Flow Information

   The following are total interest and income tax payments during each of the periods:

          (in thousands)             Three Months Ended March 31,
                               -------------------------------------
                                 2001                          2000
                               -------                       -------
           Interest....        $10,721                       $11,887
           Income tax..             17                           436

   The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the three-month periods ended March 31, 2001 and 2000 (Note 6):

     - Grant of 81,500 performance shares and vesting of 85,000 performance shares in 2001 and grant of 180,000 performance shares in 2000

     - Conversion of 1.1 million shares of preferred stock to 3.5 million shares of common stock in 2001


10.  Acquisitions and Dispositions

     In January 2001, the Company acquired primarily gas-producing properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired primarily gas-producing properties in East Texas for $45 million from Miller Energy, Inc. and other owners. The purchases were funded through borrowings under existing bank lines and are subject to typical post-closing adjustments.

     Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 2000 and the year ended December 31, 2000 as if these acquisitions had been consummated immediately prior to January 1, 2000. Pro forma results are not presented for the three months ended March 31, 2001 because the effects of these acquisitions excluded from 2001 results are not significant. These pro forma results are not necessarily indicative of future results.

                                                 Pro Forma (Unaudited)
                                         --------------------------------------
                                            Three Months
                                                Ended           Year Ended
(in thousands, except per share data)      March 31, 2000    December 31, 2000
                                         -----------------  -------------------
Revenues.................................        $117,133           $620,113
                                                 ========           ========
Net income...............................        $ 32,834           $115,231
                                                 ========           ========
Earnings available to common stock.......        $ 32,389           $113,473
                                                 ========           ========
Earnings per common share:
 Basic...................................        $   0.45           $   1.59
                                                 ========           ========
 Diluted.................................        $   0.43           $   1.52
                                                 ========           ========

Weighted average shares outstanding......          72,441             71,154
                                                 ========           ========

     In March 2000, the Company sold oil- and gas-producing properties in Crockett County, Texas, and Lea County, New Mexico for total gross proceeds of $68.3 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



Cross Timbers Oil Company:

We have reviewed the accompanying consolidated balance sheet of Cross Timbers Oil Company (a Delaware corporation) and its subsidiaries as of March 31, 2001 and the related consolidated income and cash flow statements for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of Cross Timbers Oil Company as of December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K, and in our report dated March 22, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 2000 Annual Report on Form 10-K from which it has been derived.


/S/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Fort Worth, Texas
April 23, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


   The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 2000 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
-----------------------------------
                                            Quarter Ended March 31,
                                     --------------------------------------
                                                                 Increase
                                         2001         2000      (Decrease)
                                     -----------  -----------  ------------
 Total production
  Oil (Bbls).......................    1,229,786    1,237,592         (1%)
  Gas (Mcf)........................   34,467,932   30,568,103         13%
  Natural gas liquids (Bbls).......      358,186      386,614         (7%)
  Mcfe.............................   43,995,764   40,313,339          9%

 Average daily production
  Oil (Bbls).......................       13,664       13,600          -
  Gas (Mcf)........................      382,977      335,913         14%
  Natural gas liquids (Bbls).......        3,980        4,249         (6%)
  Mcfe.............................      488,482      443,004         10%

 Average sales price
  Oil per Bbl......................  $     26.43  $     25.12          5%
  Gas per Mcf......................  $      5.97  $      2.41        148%
   Natural gas liquids per Bbl.....  $     22.10  $     18.55         19%
-------------------------------------

     Bbl -  Barrel
     Mcf -  Thousand cubic feet
     Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

   Increased gas production is primarily attributable to development activity, partially offset by natural decline. Natural gas liquids production declined because higher gas prices did not support ethane extraction at some gas plants.

   The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $25.78 per barrel for first quarter 2001, compared to $25.93 for first quarter 2000. The average NYMEX price for oil was $28.81 per barrel for first quarter 2001, compared to $28.77 for the prior year period. The Company's average oil price, before consideration of hedging, is generally higher than the WTI posted price because of quality and location differentials. During 2000, WTI posted prices fluctuated between a low of $21.50 in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a world economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day effective April 1 to stem declining prices. The average WTI posted price for April 2001 was $24.49.

   After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. While gas prices have not remained at record levels, they are expected to be strong relative to historic standards due to sustained demand related to increasing electrical power generation requirements and lower gas storage levels. The average NYMEX price for the first quarter of 2001 was $6.30 per MMBtu. At May 1, 2001, the average NYMEX price for the following twelve months was $4.86 per MMBtu.

   The Company uses price-hedging arrangements to reduce price risk on a portion of its oil and gas production; see Note 5 to Consolidated Financial Statements. For the first three months of 2001, the Company's hedging activities reduced gas revenue by $24.3 million, or $0.71 per Mcf. During first quarter 2000, hedging activities reduced oil revenue by $3.3 million, or $2.68 per Bbl, and reduced gas revenue by $746,000, or $0.02 per Mcf.


Results of Operations
---------------------

Quarter Ended March 31, 2001 Compared with Quarter Ended March 31, 2000

   Earnings available to common stock for first quarter 2001 were $46.7 million compared to $33.3 million in first quarter 2000. First quarter 2001 earnings include a $44.6 million after-tax charge for the cumulative effect of adoption of the new derivative accounting principle, Statement of Financial Accounting Standards No. 133, and a $400,000 after-tax fair value gain on certain derivatives that do not qualify for hedge accounting. Excluding this charge and gain, earnings for the quarter were $90.9 million. First quarter 2000 earnings included a $12.5 million after-tax gain on sale of properties, an $8.7 million after-tax gain on investment in equity securities and a $2 million after-tax loss in the fair value of certain derivatives related to the Company's hedging
activities.   Excluding these gains and loss, earnings for first quarter 2000 were $14.1 million.

   Total revenues for first quarter 2001 were $249.2 million, a 120% increase over first quarter 2000 revenues of $113.3 million. Operating income for the quarter was $157.6 million, a 319% increase from first quarter 2000 operating income of $37.6 million. Oil revenue increased $1.4 million (5%) primarily because of the 5% increase in oil prices. Gas and natural gas liquids revenues increased $132.9 million (165%) primarily because of the 148% increase in gas prices and the 13% increase in gas volumes. First quarter gas gathering, processing and marketing revenues increased $1.5 million (93%) from 2000 to 2001 primarily because of increased margins.

   Expenses for first quarter 2001 totaled $91.6 million, a 21% increase from first quarter 2000 expenses of $75.7 million. Production expense increased $6.7 million (34%) primarily because of increased fuel, compression and labor costs, as well as increased production related to development activities.
Depreciation, depletion and amortization increased $2.1 million (6%) because of increased production related to development. Taxes, transportation and other increased $11.1 million (102%) over the first quarter of 2000 primarily because of higher oil and gas revenues. General and administrative expense decreased $200,000 (2%) primarily because of a $2.1 million reduction in non-cash incentive compensation, largely offset by increased expenses related to Company growth.

   Interest expense decreased $2.6 million (14%) primarily because of a 9% decrease in weighted average debt outstanding and increased capitalized interest of $2.5 million, partially offset by $1.2 million in interest that was reclassified to gain on investment in equity securities in first quarter 2000.

Comparative Expenses per Mcf Equivalent Production

   The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                        Quarter Ended March 31,
                                        ------------------------
                                                       Increase
                                         2001   2000  (Decrease)
                                        -----  -----  ----------
Production............................  $0.61  $0.49         24%
Taxes, transportation and other.......   0.50   0.27         85%
Depreciation, depletion and
 amortization (DD&A)..................   0.77   0.79         (3%)
General and administrative (G&A) (a)..   0.16   0.12         33%
Interest..............................   0.36   0.46        (22%)
-------------------------------------

     (a)   Excludes non-cash incentive compensation.

     The following are explanations of variances of expenses on an Mcfe basis:

   Production-   Increased production expense per Mcfe is primarily because of higher fuel, compression and labor costs.

   Taxes, transportation and other-   Increased taxes, transportation and other
expense per Mcfe is because of higher product prices.

   DD&A-   Decreased DD&A per Mcfe is primarily because of increased proved reserves related to revisions, additions and discoveries during 2000.

   G&A-   Increased G&A per Mcfe is primarily the result of increased personnel and other costs related to Company growth.

   Interest-   Decreased interest expense per Mcfe is primarily because of increased production, lower debt and increased capitalization of interest related to the 2001 development program.


Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

   Cash provided by operating activities was $182.3 million for the first three months of 2001, compared with cash provided by operating activities of $100.8 million for first quarter 2000. This change was primarily because of increased production and prices. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) increased 186% from $55.7 million for the first three months of 2000 to $159.4 million for the same 2001 period, primarily because of increased production from acquisitions and development activity and increased prices.

   During the three months ended March 31, 2001, cash provided by operating activities of $182.3 million, bank borrowings of $299 million, proceeds from exercise of stock options of $7.4 million and from sale of property and equipment of $2.6 million were used to fund net property acquisitions, development costs and other net capital additions of $244.6 million, debt payments of $238 million, dividends of $1.1 million and treasury stock purchases and other of $4.3 million. The resulting increase in cash and cash equivalents for the period was $3.3 million.

   Other significant changes in current assets during the first three months of 2001 were an $18.1 million increase in current deferred income tax benefit primarily related to the current portion of the derivative fair value loss, and a $21.1 million decrease in accounts receivable related to lower product prices and the timing of cash receipts. Total current liabilities increased $63 million during the first three months of 2001, primarily because of a $53.3 million increase in derivative fair value liabilities related to adoption of SFAS No. 133 and a $14.6 million increase in current income taxes payable.

   Negative working capital at March 31, 2001 and December 31, 2000 is primarily because of accrued derivative fair value losses, net of the related deferred tax benefit. Any cash settlement of derivative fair value liabilities should be offset by increased cash flows from the Company's sale of related production. Therefore, the Company believes that substantially all derivative fair value assets and liabilities are offset by changes in value of its natural gas reserves. This offsetting change in gas reserve value, however, is not reflected in working capital.

Acquisitions and Development

   Exploration and development expenditures for the first three months of 2001 were $71.3 million, compared with $25.7 million for the first three months of 2000. The Company has budgeted $250 million for 2001 exploration and development. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

   Through the first three months of 2001, the Company participated in drilling 70 gas and 10 oil wells, and performing 145 workovers. These projects have met or exceeded management expectations. Workovers have focused on recompletions, artificial lift and wellhead compression.

   Drilling activity during the first three months of 2001 was concentrated in East Texas, Arkoma and the San Juan Basin. In East Texas, one well was completed and an additional 14 wells are in progress. The Company expects to drill an additional 82 wells by year end. The Company has 22 workovers completed or in progress in East Texas.

   In Arkoma, one well was completed and an additional 15 wells are in progress. The Company has 43 workovers completed or in progress in this area and plans to drill an additional 54 wells by year end.

   In the San Juan Basin, the Company completed three wells and twelve wells were in progress at March 31, 2001. A total of 46 workovers have been completed or are in progress. The Company has also been active in the Mid-Continent area where thirteen wells are in progress and 32 workovers have been completed or are in progress.

   The Company continued oil development projects in the Permian Basin during the first quarter of 2001. Seven wells were drilled, two of which were completed. Drilling of 30 additional wells is planned during 2001.

   In January 2001, the Company acquired primarily gas-producing properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired primarily gas-producing properties in East Texas for $45 million from Miller Energy, Inc. and other owners. These purchases were funded through borrowings under existing bank lines and are subject to typical post-closing adjustments. A deposit of $11.6 million for the Herd Acquisition was funded in 2000.

   The Company's unused borrowing capacity of $260 million at March 31, 2001 under its revolving credit agreement is available for acquisitions and development.

Debt and Equity

   As of March 31, 2001, long-term bank debt increased by $61 million from the balance at December 31, 2000. Debt was increased by borrowings to fund property acquisitions, less repayments from operating cash flow.

   Stockholders' equity at March 31, 2001 increased $19.4 million from year-end because of earnings of $46.7 million for the three months ended March 31, 2001 and an increase in additional paid-in capital of $8.2 million related to exercise of stock options and issuance of performance shares, partially offset by accumulated other comprehensive loss of $33.4 million, treasury stock purchases of $1.3 million and common stock dividends declared of $800,000.

Common Stock Dividends

   In February 2001, the Board of Directors of the Company declared a first quarter common stock dividend of $0.01 per share that was paid in April. The Board intends to maintain the quarterly cash dividend at one cent per share following the three-for-two stock split to be paid no later than June 5, 2001, contingent on stockholder approval at the Company's annual meeting on May 15, 2001. See Note 6 to Consolidated Financial Statements.


Forward-Looking Statements
--------------------------

   Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company's operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, acquisition and development activities, pricing differentials, operating costs, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management's current plans, expectations, assumptions, projections and estimates and are identified by words such as "expects," "intends," "plans," "projects," "predicts," "anticipates," "believes," "estimates," "goal," "should," "could," "assume," and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company's 2000 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

   Hypothetical changes in interest rates and prices chosen for the following estimated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. It is not possible to accurately predict future changes in interest rates and commodity prices. Accordingly, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Interest Rate Risk

   The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At March 31, 2001, the Company's variable rate debt had a carrying value of $530 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $312 million. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2001, the fair value of the Company's fixed rate debt would change by approximately $16.4 million.

   The Company has entered into an agreement with a bank to reduce the interest rate on $21.6 million face value of its subordinated debt to a variable interest rate based on three-month LIBOR rates. As of March 31, 2001, the fair value gain of this derivative financial instrument was $3.9 million. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2001, the fair value of this agreement would change by approximately $1.4 million.

Commodity Price Risk

   The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of March 31, 2001, outstanding gas futures contracts and swap agreements had a fair value loss of $52.2 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $11.8 million in the fair value of these financial instruments at March 31, 2001. Because these gas futures contracts and swap agreements are designated hedge derivatives, change in their fair value is reported as a component of other comprehensive income until the time related sale of production occurs. At that time, the hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

   In conjunction with its hedging activities, the Company sold call options to sell future gas production at certain ceiling prices. As of March 31, 2001, these options had a fair value loss of $36.1 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $7.3 million in the fair value of these options. Changes in the fair value of these options are recognized in the consolidated income statements since they do not qualify for hedge accounting.

   The Company has entered a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas prices, it must be accounted for as a non-hedge derivative financial instrument under SFAS No. 133 beginning January 1, 2001. See Note 4 to Consolidated Financial Statements. The pre-tax fair value loss of this contract at March 31, 2001 is $79.1 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $17.5 million in the fair value of this contract, while a 10% change in crude oil prices would result in a change of approximately $9.6 million.

                                                      PART II. OTHER INFORMATION


Items 1. through 5.

     Not applicable.


Item 6.  Exhibits and Reports on Form 8-K


     (a)  Exhibits
                  Exhibit Number
                  and Description                                                                        Page
                  ---------------                                                                       ------
         10.1   Third Amendment, dated May 1, 2001, to Revolving Credit
                Agreement dated May 12, 2000, between Cross Timbers Oil Company and certain commercial banks named therein

         11     Computation of per share earnings
                (included in Note 7 to Consolidated Financial Statements)

         15     Letter re unaudited interim financial information

                15.1  Awareness letter of Arthur Andersen LLP

     (b)  Reports on Form 8-K

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2001 and through May 11, 2001:

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



                                  CROSS TIMBERS OIL COMPANY


Date: May 11, 2001                By       LOUIS G. BALDWIN
                                     ------------------------------
                                           Louis G. Baldwin
                                        Executive Vice President
                                      and Chief Financial Officer
                                     (Principal Financial Officer)



                                  By        BENNIE G. KNIFFEN
                                     ------------------------------
                                            Bennie G. Kniffen
                                  Senior Vice President and Controller
                                     (Principal Accounting Officer)