Form 10-Q
period 2001-06-30
XTO ENERGY INC
filed 2001-08-10
CIK 868809

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


                        Commission File Number: 1-10662
                                                -------

                                XTO Energy Inc.
                 (Formerly known as Cross Timbers Oil Company)
            (Exact name of registrant as specified in its charter)


            Delaware                                      75-2347769
     -----------------------------------                --------------
      (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     810 Houston Street, Suite 2000, Fort Worth, Texas       76102
     -------------------------------------------------     ---------
       (Address of principal executive offices)            (Zip Code)

                             (817) 870-2800
      -----------------------------------------------------
             (Registrant's telephone number, including area code)

                          CROSS TIMBERS OIL COMPANY
      --------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if change since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                    Class                Outstanding as of August 1, 2001
        ----------------------------     --------------------------------
        Common stock, $.01 par value             123,602,687

================================================================================

                                XTO ENERGY INC.
            Form 10-Q for the Quarterly Period Ended June 30, 2001


                                     INDEX

                                                                                                             Page
                                                                                                             ----
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements

               Consolidated Balance Sheets
                   at June 30, 2001 and December 31, 2000................................................     3

               Consolidated Income Statements
                   for the Three and Six Months Ended June 30, 2001 and 2000.............................     4

               Consolidated Statements of Cash Flows
                   for the Six Months Ended June 30, 2001 and 2000.......................................     5

               Notes to Consolidated Financial Statements................................................     6

               Report of Independent Public Accountants..................................................    14

  Item 2.      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........................................    15

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk................................    21


PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings.........................................................................    22

  Item 4.      Submission of Matters to a Vote of Security Holders.......................................    22

  Item 5.      Other Information.........................................................................    23

  Item 6.      Exhibits and Reports on Form 8-K..........................................................    23

               Signatures................................................................................    24


                                                   PART I. FINANCIAL INFORMATION

XTO ENERGY INC.
Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------

(in thousands, except shares)                                                        June 30,       December 31,
                                                                                       2001             2000
                                                                                  -------------    -------------
ASSETS                                                                             (Unaudited)
Current Assets:
  Cash and cash equivalents..................................................     $       9,856    $       7,438
  Accounts receivable, net...................................................           127,192          158,826
  Derivative fair value......................................................             7,064           -
  Deferred income tax benefit................................................             1,344           17,098
  Other current assets.......................................................            12,953           10,075
                                                                                  -------------    -------------

    Total Current Assets.....................................................           158,409          193,437
                                                                                  -------------    -------------

Property and Equipment, at cost - successful efforts method:
  Producing properties.......................................................         2,065,175        1,732,017
  Undeveloped properties.....................................................             9,553            6,460
  Gas gathering and other....................................................            46,191           38,340
                                                                                  -------------    -------------
    Total Property and Equipment.............................................         2,120,919        1,776,817
  Accumulated depreciation, depletion and amortization.......................          (491,700)        (419,443)
                                                                                  -------------    --------------

      Net Property and Equipment.............................................         1,629,219        1,357,374
                                                                                  -------------    -------------

Other Assets:
  Derivative fair value......................................................             1,592           -
  Loans to officers..........................................................             1,917            8,214
  Other......................................................................            33,573           32,879
                                                                                  -------------    -------------

    Total Other Assets.......................................................            37,082           41,093
                                                                                  -------------    -------------

TOTAL ASSETS.................................................................     $   1,824,710    $   1,591,904
                                                                                  =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities...................................     $     148,142    $     153,581
  Payable to royalty trusts..................................................             3,439            8,577
  Derivative fair value......................................................            31,982           44,189
  Current income taxes payable...............................................            19,122            -
  Other current liabilities..................................................             6,899           12,404
                                                                                  -------------    -------------

    Total Current Liabilities................................................           209,584          218,751
                                                                                  -------------    -------------

Long-term Debt...............................................................           800,000          769,000
                                                                                  -------------    -------------

Other Long-term Liabilities:
  Derivative fair value......................................................            43,822           -
  Deferred income taxes payable..............................................           107,614           82,476
  Other......................................................................            27,826           24,310
                                                                                  -------------    -------------

    Total Other Long-term Liabilities........................................           179,262          106,786
                                                                                  -------------    -------------

Commitments and Contingencies (Note 3)

Stockholders' Equity:
  Series A convertible preferred stock ($.01 par value, 25,000,000 shares
    authorized, -0- and 1,088,663 issued at liquidation value of $25)........            -                27,217
  Common stock ($.01 par value, 250,000,000 shares authorized,
    131,770,037 and 123,880,245 shares issued)...............................             1,318            1,239
  Additional paid-in capital.................................................           482,788          435,322
  Treasury stock (8,167,348 and 7,546,560 shares)............................           (64,058)         (50,829)
  Retained earnings .........................................................           219,651           84,418
  Accumulated other comprehensive loss.......................................            (3,835)          -
                                                                                  -------------    -------------

      Total Stockholders' Equity.............................................           635,864          497,367
                                                                                  -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................     $   1,824,710    $   1,591,904
                                                                                  =============    =============

         See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Consolidated Income Statements (Unaudited)
--------------------------------------------------------------------------------


(in thousands, except per share data)                                   Three Months Ended       Six Months Ended
                                                                             June 30,                June 30,
                                                                       -------------------     --------------------
                                                                         2001       2000         2001       2000
                                                                       ---------  --------     ---------  ---------
REVENUES

  Oil and condensate.................................................  $  32,099  $ 27,134     $  64,599  $  58,217
  Gas and natural gas liquids........................................    173,516    88,936       387,154    169,682
  Gas gathering, processing and marketing............................      4,035     3,594         7,191      5,232
  Other..............................................................       (629)    1,986          (771)     1,845
                                                                       ---------  --------     ---------  ---------

    Total Revenues...................................................    209,021   121,650       458,173    234,976
                                                                       ---------  --------     ---------  ---------

EXPENSES

  Production.........................................................     28,163    21,180        54,829     41,098
  Taxes, transportation and other....................................     18,319    12,813        40,230     23,648
  Exploration........................................................        259       340           493        702
  Depreciation, depletion and amortization...........................     37,906    31,249        71,897     63,186
  Gas gathering and processing.......................................      2,453     2,194         4,750      4,427
  General and administrative.........................................     11,526     7,406        18,717     14,767
  Derivative fair value (gain) loss..................................    (45,593)   23,780       (46,328)    26,824
                                                                       ---------  --------     ---------  ---------

    Total Expenses...................................................     53,033    98,962       144,588    174,652
                                                                       ---------  --------     ---------  ---------

OPERATING INCOME.....................................................    155,988    22,688       313,585     60,324
                                                                       ---------  --------     ---------  ---------

OTHER INCOME (EXPENSE)

  Gain on significant property divestitures..........................     -         -             -          18,979
  Gain on investment in equity securities............................     -            299        -          13,391
  Interest expense, net..............................................    (15,323)  (21,025)      (31,355)   (39,662)
                                                                       ---------  --------     ---------  ---------

    Total Other Income (Expense).....................................    (15,323)  (20,726)      (31,355)    (7,292)
                                                                       ---------  --------     ---------  ---------

INCOME BEFORE INCOME TAX, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE.........................    140,665     1,962       282,230     53,032
                                                                       ---------  --------     ---------  ---------

INCOME TAX

  Current............................................................      4,299         7        19,312        291
  Deferred...........................................................     45,833       712        81,048     17,727
                                                                       ---------  --------     ---------  ---------

    Total Income Tax Expense.........................................     50,132       719       100,360     18,018
                                                                       ---------  --------     ---------  ---------

MINORITY INTEREST
  in Net Income of Consolidated Subsidiaries.........................     -         -             -             (59)
                                                                       ---------  --------     ---------  ---------

NET INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE...............................................     90,533     1,243       181,870     34,955

    Cumulative effect of accounting change, net of tax...............     -         -            (44,589)    -
                                                                       ---------  --------     ---------  ---------

NET INCOME...........................................................     90,533     1,243       137,281     34,955

  Preferred stock dividends..........................................     -           (445)       -            (890)
                                                                       ---------  --------     ---------  ---------

EARNINGS AVAILABLE TO COMMON STOCK...................................  $  90,533  $    798     $ 137,281  $  34,065
                                                                       =========  ========     =========  =========

EARNINGS PER COMMON SHARE

  Basic..............................................................  $    0.74  $   0.01     $    1.13  $    0.32
                                                                       =========  ========     =========  =========

  Diluted............................................................  $    0.73  $   0.01     $    1.11  $    0.31
                                                                       =========  ========     =========  =========


DIVIDENDS DECLARED PER COMMON SHARE..................................  $    0.01  $ 0.0044     $  0.0167  $  0.0089
                                                                       =========  ========     =========  =========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING........................................................    123,050   103,376       121,358    106,018
                                                                       =========  ========     =========  =========

         See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                                      Six Months Ended
                                                                                                        June 30,
                                                                                               --------------------------
                                                                                                   2001          2000
                                                                                               -----------    -----------
OPERATING ACTIVITIES

  Net income.........................................................................          $   137,281    $    34,955
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization.......................................               71,897         63,186
      Non-cash incentive compensation................................................                3,444          4,360
      Deferred income tax............................................................               81,048         17,727
      (Gain) loss on investment in equity securities and from sale of properties.....                  315        (36,287)
      Non-cash (gain) loss in derivative fair value..................................              (52,541)        26,824
      Minority interest in net income of consolidated subsidiaries...................                    -             59
      Cumulative effect of accounting change, net of tax.............................               44,589              -
      Other non-cash items...........................................................               (2,122)         1,884
  Changes in operating assets and liabilities (a)....................................               32,028         36,387
                                                                                               -----------    -----------
  Cash Provided by Operating Activities..............................................              315,939        149,095
                                                                                               -----------    -----------

INVESTING ACTIVITIES

  Proceeds from sale of property and equipment.......................................                  139         76,457
  Property acquisitions..............................................................             (166,084)       (23,965)
  Development costs..................................................................             (161,115)       (58,131)
  Gas gathering and other additions..................................................              (11,264)        (7,357)
  Officer loan repayments............................................................                6,496             60
                                                                                               -----------    -----------
  Cash Provided (Used) by Investing Activities.......................................             (331,828)       (12,936)
                                                                                               -----------    -----------

FINANCING ACTIVITIES

  Proceeds from short- and long-term debt............................................              390,000        372,400
  Payments on short- and long-term debt..............................................             (359,000)      (371,500)
  Dividends..........................................................................               (1,941)        (1,847)
  Purchase minority interest.........................................................                    -       (100,071)
  Net proceeds from stock option exercises...........................................               14,280          9,304
  Purchases of treasury stock and other..............................................              (25,032)       (45,553)
                                                                                               -----------    -----------
  Cash Provided (Used) by Financing Activities.......................................               18,307       (137,267)
                                                                                               -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................                2,418         (1,108)

Cash and Cash Equivalents, Beginning of Period.......................................                7,438          5,734
                                                                                               -----------    -----------

Cash and Cash Equivalents, End of Period.............................................          $     9,856    $     4,626
                                                                                               ===========    ===========

(a) Changes in Operating Assets and Liabilities
      Accounts receivable............................................................          $    31,112    $   (29,355)
      Investment in equity securities................................................                    -         42,423
      Other current assets...........................................................               (2,878)          (243)
      Other assets...................................................................                  915         (5,519)
      Accounts payable, accrued liabilities and payable to royalty trusts............              (16,243)        18,853
      Other current liabilities......................................................               19,122           (474)
      Other long-term liabilities....................................................                    -         10,702
                                                                                               -----------    -----------

    Decrease in Net Operating Assets.................................................          $    32,028    $    36,387
                                                                                               ===========    ===========

         See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------


1.    Interim Financial Statements

      The accompanying consolidated financial statements of XTO Energy Inc. (formerly known as Cross Timbers Oil Company) with the exception of the consolidated balance sheet at December 31, 2000, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at June 30, 2001, its income for the three and six months ended June 30, 2001 and 2000, and its cash flows for the six months ended June 30, 2001 and 2000. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

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


2.    Long-term Debt

      On June 30, 2001, borrowings under the revolving credit agreement with commercial banks were $500 million with unused borrowing capacity of $290 million after reduction for outstanding letters of credit of $10 million. The interest rate of 6.9% at June 30, 2001 is based on the London Interbank Offered Rate plus 1 1/2%, which was reduced to 1 3/8% in July. Based on the value of the Company's reserves, the borrowing base increased to $1.2 billion effective June 30, 2001. The bank's total commitment, however, remains at $800 million, resulting in no increase to the Company's borrowing capacity.


3.    Commitments and Contingencies

Letters of Credit

      As of August 2001, letters of credit outstanding were $10 million. The Company has issued letters of credit to a purchaser under a physical delivery contract (Note 5).

Commodity Commitments

      The Company has entered natural gas physical delivery contracts, futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices (Note 5).

Drilling Contracts

      The Company has commitments to use four drilling rigs and one workover rig and their crews through July 2003. Total commitments are approximately $6.5 million for the remainder of 2001, $9.5 million for 2002 and $1 million for 2003.

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

      On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss the lawsuit, which was denied. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

      A lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that the Company and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons and failed to properly inform the plaintiffs and others of the deductions taken as allegedly required by Wyoming statutes. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made, together with interest and attorneys' fees. The Company reached a settlement of this action, which was approved by the court in June 2001. The Company paid a total settlement amount of $572,000 and was released from all claims relating to deductions taken by the Company, the statutory reporting of claims, and other miscellaneous matters. The Company further agreed that it would not take similar deductions from royalty owners in the future and to itemize other deductions from future royalty disbursements. This settlement was accrued in the Company's financial statements as of December 31, 2000.

      In February 2000, the Department of Interior notified the Company and several other producers that certain Native American leases located in the San Juan Basin have expired due to the failure of the leases to produce in paying quantities from February through August 1990. The Department of Interior has demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. The Company has filed a Notice of Appeal with the Interior Board of Indian Appeals. The potential loss from these claims cannot currently be reasonably estimated but could be material to the Company's annual earnings. The Company believes that the claims are without merit and that there is currently not a probable loss. No related provision is accrued in the Company's financial statements.

      In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. No amount of damages has been specified in the complaint. While the Company is unable to estimate any possible loss or predict the outcome of this case, it believes these claims are without merit and intends to vigorously defend this suit. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

      The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company's financial position or liquidity, although an unfavorable outcome could have a material adverse effect on the operating results of a given interim period or year.


4.    Derivative Financial Instruments

      The Company uses financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. See Note 5.

      Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138. SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Changes in fair value of effective cash flow hedges are recorded as a component of other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which cannot be net cash settled are deemed to be normal sales and therefore are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

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

      The Company periodically enters into futures contracts, energy swaps, collars and basis swaps to hedge its exposure to price fluctuations on crude oil and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts, the Company pays this excess to the counterparty and records an opportunity loss in the period the related production is sold. When actual commodity prices are below the contractually provided fixed price, the Company receives this difference and records a gain in the production period. When realized, these gains and losses are recorded as a component of oil and gas revenues. The Company has hedged its exposure to variability in future cash flows from natural gas sales for transactions occurring through December 2002. See Note 5.

     For the first six months of 2001, net losses on futures contracts and basis swap transactions reduced gas revenue by $36.3 million. Including the effect of fixed price physical delivery contracts, hedging activities reduced gas revenue by $19.5 million. During the first half of 2000, net losses on futures contracts and basis swap transactions reduced gas revenues by $16 million and oil revenue by $7.7 million. The effect of fixed price physical delivery contracts was not significant in 2000. As of June 30, 2001, an unrealized derivative fair value loss of $6.9 million ($4.5 million net of tax), related to cash flow hedges of gas price risk, was recorded in other comprehensive income (loss). This loss is expected to be reclassified into earnings as the hedged gas sales occur in the next nine months.

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

     The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

                                                                          Three Months Ended          Six Months Ended
        (in thousands)                                                          June 30,                  June 30,
                                                                        ----------------------     ----------------------
                                                                           2001         2000         2001         2000
                                                                        ---------     --------     --------     ---------
     Change in fair value of natural gas physical
        delivery contract with crude oil-based pricing.............     $ (29,103)    $      -     $(20,754)    $       -

     Change in fair value of call options and other
        derivatives that do not qualify for hedge accounting.......       (16,739)      23,780      (25,538)       26,824

     Ineffective portion of derivatives qualifying for
        hedge accounting...........................................           249            -          (36)            -
                                                                        ---------     --------     --------     ---------

     Derivative fair value (gain) loss.............................     $ (45,593)    $ 23,780     $(46,328)    $  26,824
                                                                        =========     ========     ========     =========

     The estimated fair value of derivatives included in the consolidated balance sheet at June 30, 2001 and December 31, 2000 is summarized below:

         (in thousands)                                                   June 30,          December 31,
                                                                            2001               2000
                                                                       ---------------    ----------------
         Derivative Assets:
              Fixed-price natural gas futures and swaps...........     $         5,610    $              -
              Interest rate swap..................................               3,046                   -
         Derivative Liabilities:
              Fixed-price natural gas futures and swaps...........             (12,496)                  -
              Natural gas written call options....................             (13,285)            (44,189)
              Natural gas physical delivery contract
                 with crude oil-based pricing.....................             (50,023)                  -
                                                                       ---------------    ----------------

         Net derivative liability.................................     $       (67,148)   $        (44,189)
                                                                       ===============    ================

5.  Natural Gas Sales Commitments

      The Company has entered natural gas futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices, for the production and periods shown below. Prices to be realized for hedged production may be less than these NYMEX fixed prices because of location, quality and other adjustments. See Note 4.

                                                       Futures Contracts
                                                     and Swap Agreements                Call Options (a)
                                                ---------------------------    -------------------------------
                 Production Period                 Mcf per Day     per Mcf       Mcf per Day        per Mcf
        ------------------------------------    ---------------  ----------    --------------   --------------
        2001   August                                130,000      $  2.94           53,333      $  2.60 - 3.27
               September                             130,000         2.95           53,333         2.60 - 3.27
               October                               200,000         3.31           53,333         2.60 - 3.27
               November                              250,000         3.46           20,000         2.99
               December                              250,000         3.48           20,000         2.99
        2002   January to March                      240,000         3.79                -              -
               April to June                         400,050         3.70                -              -
               July to December                      375,000         3.72                -              -
        ------------------------------------

        (a) Includes a natural gas call option to sell 20,000 Mcf per day in the San Juan Basin at an average ceiling index price of $2.70 per Mcf for the year 2001 which is exercisable in December 2001. Based on current San Juan Basin basis of approximately $0.52 per Mcf for August through October and $0.24 for November and December, and including premium received of $0.05 per Mcf, this call option is reflected above at NYMEX prices of $3.27 and $2.99 per Mcf.

      The Company has entered into basis swap agreements which effectively fix basis for the following production and periods:

                Location                        Production Period                Mcf per Day         Basis per Mcf (a)
      ------------------------------    -----------------------------------   ------------------    -------------------
      Houston Ship Channel              2001     October to December                50,000                  0.02
                                        2002     January to December                60,000                  0.00
      San Juan Basin                    2001     October to December                10,000                  0.25
      -----------------------------------------


      (a)  Reductions to NYMEX gas price.

      The Company's settlement of futures contracts and swap agreements related to July 2001 gas production resulted in a net reduction in gas revenue of $1.1 million, or approximately $0.08 per Mcf.

      The Company has entered gas physical delivery contracts which cannot be net cash settled and are therefore considered to be normal sales. These contracts effectively fix prices for the following production and periods:

                    Location                      Production Period              Mcf per Day       Fixed Price per Mcf
      ------------------------------     --------------------------------    ------------------   --------------------
      East Texas                          July 2001 to March 2002                 40,000                $  5.42
      Arkoma                              July to September 2001                  90,000                   5.55
                                          October 2001 to March 2002              70,000                   4.85
      San Juan Basin                      July to September 2001                  25,000                   5.14
                                          October 2001 to March 2002              10,000                   5.05
      Rocky Mountains                     July 2001 to March 2002                 10,000                   4.97
      Mid-Continent                       July to September 2001                  45,000                   5.45
                                          October 2001 to March 2002              30,000                   5.55

Other Gas Physical Delivery Contracts

      The Company has agreed to sell 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas
                                                                              10
prices, it must be accounted for as a derivative financial instrument under SFAS No. 133 beginning January 1, 2001 (Note 4).

6.    Common Stock

      On June 5, 2001, the Company effected a three-for-two stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

      In January and February 2001, a total of 1.1 million outstanding shares of convertible preferred stock were converted into 5.3 million shares of common stock. During the first half of 2000, a total of 9,900 shares of convertible preferred stock were converted by stockholders into 48,114 shares of common stock.

      See Note 10.


7.    Common Shares Outstanding and Earnings per Common Share

      The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)                                  Three Months Ended June 30,
                                        ------------------------------------------------------------------------------------------
                                                        2001                                          2000
                                        ----------------------------------------      --------------------------------------------
                                                                     Earnings                                          Earnings
                                         Earnings      Shares        per Share          Earnings          Shares       per Share
                                        ----------   ----------   --------------      ------------     ------------- -------------
Basic:
   Net income.......................    $   90,533                                     $     1,243
   Preferred stock dividends........             -                                            (445)
                                        ----------                                     -----------
   Earnings available to
       common stock - basic.........        90,533      123,050   $        0.74                798           103,376 $        0.01
                                                                  =============                                      =============
Diluted:
   Effect of dilutive securities:
     Stock options..................             -          729                                  -             1,237
     Preferred stock................             -            -                                  -                 -
     Warrants.......................             -        1,091                                  -               252
                                        ----------   ----------                        -----------         ---------
   Earnings available to
       common stock - diluted.......    $   90,533      124,870   $        0.73        $       798           104,865 $        0.01
                                        ==========   ==========   =============        ===========         ========= =============

                                                                        Six Months Ended June 30,
                                        ------------------------------------------------------------------------------------------
                                                        2001                                          2000
                                        ----------------------------------------      --------------------------------------------
                                                                     Earnings                                          Earnings
                                         Earnings      Shares        per Share          Earnings          Shares       per Share
                                        ----------   ----------   --------------      ------------     ------------- -------------
Basic:
   Net income.......................    $  137,281                                     $    34,955
   Preferred stock dividends........             -                                            (890)
                                        ----------                                    ------------
   Earnings available to
       common stock - basic.........       137,281      121,358   $        1.13             34,065           106,018 $        0.32
                                                                  =============                                      =============
Diluted:
   Effect of dilutive securities:
     Stock options..................             -          881                                  -               664
     Preferred stock................             -          761                                890             5,533
     Warrants ......................             -        1,061                                  -                 -
                                        ----------   ----------                        -----------         ---------
   Earnings available to
       common stock - diluted.......    $  137,281      124,061   $        1.11        $    34,955           112,215 $        0.31
                                        ==========   ==========   =============        ===========         ========= =============

8.    Comprehensive Income

      In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                    June 30,
                                                                    ----------------------       ----------------------
      (in thousands)                                                   2001        2000             2001        2000
                                                                    ----------  ----------       ----------  ----------

      Net income..................................................  $   90,533  $    1,243       $  137,281  $   34,955
                                                                    ----------  ----------       ----------  ----------
      Other comprehensive income (loss), net of tax:
        Cumulative effect of accounting change....................           -           -          (67,323)          -
        Change in derivative fair value...........................      20,662           -           35,970           -
        Reclassification adjustments - contract settlements.......       8,950           -           27,518           -
                                                                    ----------  ----------       ----------  ----------

      Total other comprehensive income (loss).....................      29,612           -           (3,835)          -
                                                                    ----------  ----------       ----------  ----------

      Total comprehensive income..................................  $  120,145  $    1,243       $  133,446  $   34,955
                                                                    ==========  ==========       ==========  ==========

9.    Supplemental Cash Flow Information

      The following are total interest and income tax payments (receipts) during each of the periods:

           (in thousands)                         Six Months Ended June 30,
                                                ----------------------------
                                                   2001              2000
                                                -----------       ----------

           Interest.........................    $    33,380       $   38,342
           Income tax.......................           (209)             786

      The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the six-month periods ended June 30, 2001 and 2000:

         - Grant of 448,000 performance shares and vesting of 249,000 performance shares in 2001 and grant of 270,000 performance shares and vesting of 563,000 performance shares in 2000

         - Conversion of 1.1 million shares of preferred stock to 5.3 million shares of common stock in 2001 and conversion of 9,900 shares of preferred stock to 48,114 shares of common stock in 2000

         -  Cancellation of 13.3 million shares of treasury stock in 2000

10.   Employee Benefit Plans

      Stock Incentive Plans

      During the first six months of 2001, a total of 5.3 million stock options were exercised with an exercise price of $70.2 million. As a result of these exercises, outstanding common stock increased by 2.2 million shares and stockholders' equity increased by a net $16.2 million.

      Performance Shares

      During the first six months of 2001, 448,000 performance shares were issued and 249,000 performance shares vested. As of June 30, 2001, 326,000 performance shares are outstanding that vest when the common stock price reaches $21.67. Non-cash compensation expense related to performance shares for the first half of 2001 was $2.9 million.

11.   Acquisitions and Dispositions

      In January 2001, the Company acquired gas properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired gas properties in East Texas for $45 million from Miller Energy, Inc. and other owners. The purchases were funded with bank debt and are subject to typical post-closing adjustments.

      Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the six months ended June 30, 2000 and the year ended December 31, 2000 as if these acquisitions had been made immediately prior to January 1, 2000. Pro forma results are not presented for the six months ended June 30, 2001 because the pre-acquisition effects of these transactions were not significant for 2001. These pro forma results are not necessarily indicative of future results.

                                                                        2000 Pro Forma (Unaudited)
                                                                ------------------------------------------
                                                                 Six Months Ended       Year Ended
         (in thousands, except per share data)                        June 30               December 31
                                                                ------------------      ------------------
         Revenues............................................   $          243,023      $          620,113
                                                                ==================      ==================
         Net income..........................................   $           33,168      $          115,231
                                                                ==================      ==================
         Earnings available to common stock..................   $           32,278      $          113,473
                                                                ==================      ==================
         Earnings per common share:
               Basic.........................................   $             0.30      $             1.06
                                                                ==================      ==================
               Diluted.......................................   $             0.30      $             1.01
                                                                ==================      ==================

         Weighted average shares outstanding.................              106,018                 106,730
                                                                ==================      ==================

      In March 2000, the Company sold oil and gas properties in Crockett County, Texas, and Lea County, New Mexico for total gross proceeds of $68.3 million.

      On June 21, 2001, the Company and Cross Timbers Royalty Trust filed an amended registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) held by the Company. The Company's sale of these units is dependent upon commodity prices and related market conditions for oil and gas equities. These units are classified as producing properties in the accompanying balance sheet at a net cost of $12.7 million at June 30, 2001.

12.   Related Party Transactions

      Loans to Officers

      In May 2001, officers sold 302,000 shares of common stock to the Company for $6.5 million and used the proceeds to repay their loans. As of June 30, 2001, one officer had an outstanding loan balance of $1.9 million.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation), formerly known as Cross Timbers Oil Company, and its subsidiaries as of June 30, 2001, the related consolidated income statements for the three- and six-month periods ended June 30, 2001 and 2000, and the consolidated cash flow statements for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

Fort Worth, Texas
July 25, 2001

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with management's discussion and analysis contained in the Company's 2000 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
---------------------------------

                                             Quarter Ended June 30,                     Six Months Ended June 30,
                                   -----------------------------------------   -----------------------------------------
                                                                  Increase                                    Increase
                                        2001           2000      (Decrease)        2001            2000      (Decrease)
                                   -------------   ------------ ------------   ------------   ------------- ------------
Total production
  Oil (Bbls)...................       1,257,374      1,152,587       9%          2,487,160       2,390,179       4%
  Gas (Mcf)....................      36,652,905     30,151,667      22%         71,120,837      60,719,770      17%
  Natural gas liquids (Bbls)...         409,052        394,876       4%            767,238         781,490      (2%)
  Mcfe.........................      46,651,461     39,436,445      18%         90,647,225      79,749,784      14%

Average daily production
  Oil (Bbls)...................          13,817         12,666       9%             13,741          13,133       5%
  Gas (Mcf)....................         402,779        331,337      22%            392,933         333,625      18%
  Natural gas liquids (Bbls)...           4,495          4,339       4%              4,239           4,294      (1%)
  Mcfe.........................         512,653        433,368      18%            500,813         438,186      14%

Average sales price
  Oil per Bbl..................     $     25.53    $     23.54       8%        $     25.97     $     24.36       7%

  Gas per Mcf..................     $      4.54    $      2.72      67%        $      5.23     $      2.56     104%

  Natural gas liquids per Bbl..     $     17.27    $     17.25       -         $     19.52     $     17.89       9%

_______________________________________

      Bbl -  Barrel
      Mcf -  Thousand cubic feet
      Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

      Increased oil and gas production is primarily attributable to development activity, partially offset by natural decline. Natural gas liquids production declined during the first half of 2001 because higher gas prices during the first quarter made ethane extraction uneconomical at some gas plants.

      The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $24.82 per barrel for second quarter 2001, compared to $25.95 for second quarter 2000. The average NYMEX price for oil was $27.98 per barrel for second quarter 2001, compared to $28.68 for second quarter 2000. The Company's average oil price, before consideration of hedging, is generally higher than the WTI posted price because of quality and location differentials. During 2000, WTI posted prices fluctuated between a low of $21.50 in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a world economic slowdown, has caused oil prices to decline. Effective April 1, OPEC members agreed to cut production by one million barrels per day to stem declining prices. On July 25, 2001, OPEC members announced an additional production cut of one million barrels per day effective September 1. The average WTI posted price for July 2001 was $23.36.

      After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices have declined in 2001 because of increased storage injection rates resulting in storage about 300 Bcf higher than comparable 2000 levels. Increased injection rates have been caused by modestly higher domestic and Canadian production and by reduced demand. Conservation and fuel switching related to higher prices, cool early summer weather and a weaker domestic economy have contributed to reduced demand. While gas prices have declined from the record levels of January 2001 and continued volatility should be expected, the Company believes that the intermediate and long-term outlook for natural gas prices will be strong compared with historical standards. The average NYMEX price for the second quarter of 2001 was $4.41 per MMBtu. At August 1, 2001, the average NYMEX price for the following twelve months was $3.46 per MMBtu.

      The Company uses price-hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of its oil and gas production; see Note 5 to Consolidated Financial Statements. During second quarter 2001, the Company's hedging activities increased gas revenue by $4.9 million, or $0.13 per Mcf. For the first half of 2001, the Company's hedging activities reduced gas revenue by $19.5 million, or $0.27 per Mcf. During second quarter 2000, hedging activities reduced gas revenue by $15.2 million, or $0.51 per Mcf and oil revenue by $4.4 million, or $3.83 per Bbl. During the first six months of 2000, hedging activities reduced gas revenue by $16 million, or $0.26 per Mcf, and reduced oil revenue by $7.7 million, or $3.24 per Bbl.

      Including the effect of call options and fixed price delivery contracts, the Company has hedged approximately 90% of its projected natural gas production at an average NYMEX price of $4.22 per Mcf for the last half of 2001. Excluding the effect of call options, which expire in December 2001 and which the Company records as a derivative loss, the Company has hedged approximately 83% of its projected natural gas production at an average price of $4.37 per Mcf for the last half of 2001. The Company also has hedged approximately 80% of its projected 2002 natural gas production at an average NYMEX price of $3.88 per Mcf.


Results of Operations
---------------------

Quarter Ended June 30, 2001 Compared with Quarter Ended June 30, 2000

      Earnings available to common stock for second quarter 2001 were $90.5 million compared to second quarter 2000 earnings of $800,000. Second quarter 2001 earnings include a $29.6 million after-tax fair value gain on certain derivatives that do not qualify for hedge accounting and an after-tax, primarily non-cash, charge of $2.3 million for stock incentive compensation. Excluding this gain and incentive compensation, earnings for the quarter were $63.2 million. Earnings for the 2000 quarter include a $200,000 after-tax gain on the Company's investment in equity securities and after-tax charges of $15.7 million for derivative fair value loss and $1.3 million for non-cash incentive compensation. Excluding these items, earnings available to common stock for the 2000 quarter were $17.6 million.

      Operating income for second quarter 2001 was $156 million, a 588% increase from 2000 operating income of $22.7 million. Total revenues for second quarter 2001 were $209 million, a 72% increase over second quarter 2000 revenues of $121.7 million. Gas and natural gas liquids revenues increased $84.6 million (95%) primarily because of the 67% increase in gas prices and the 22% increase in gas production. Second quarter gas gathering, processing and marketing revenues increased $400,000 (12%) from 2000 to 2001 primarily because of increased marketing margins. Oil revenue increased $5 million (18%) because of the 9% increase in production and the 8% increase in realized oil prices.

      Excluding the derivative fair value (gain) loss, expenses for second quarter 2001 totaled $98.6 million, a 31% increase from second quarter 2000 expenses of $75.2 million. Production expense increased $7 million (33%) because of increased production, as well as higher fuel and compression costs. Depreciation, depletion and amortization ("DD&A") increased $6.7 million (21%) because of acquisitions, increased production and higher drilling costs. Taxes, transportation and other increased $5.5 million (43%) over second quarter 2000 primarily because of higher oil and gas revenues. General and administrative expense ("G&A") increased $4.1 million (56%) because of Company growth and a $1.6 million increase in non-cash compensation related to performance share and other incentive awards.

      The derivative fair value gain of $45.6 million in second quarter 2001 primarily reflects the decrease in natural gas prices during the period and the effect on the fair value of outstanding call options and the crude-oil based physical delivery contract. The derivative fair value loss of $23.8 million in the prior year quarter reflects the effect of increased prices during the period on the fair value of call options. These derivatives do not qualify for hedge, or loss deferral, accounting. See Note 5 to Consolidated Financial Statements.

      Interest expense decreased $5.7 million (27%) primarily because of a 16% decrease in weighted average debt outstanding, and a 15% decrease in the weighted average interest rate.

Six Months Ended June 30, 2001 Compared with Six Months Ended June 30, 2000

      Earnings available to common stock for the six months ended June 30, 2001 were $137.3 million, compared to earnings of $34.1 million for the same 2000 period. Excluding a $44.6 million after-tax charge for adoption of the new derivative accounting principle, Statement of Financial Accounting Standards No. 133, an after-tax derivative fair value gain of $30.1 million, and after-tax incentive compensation of $2.4 million, earnings available to common stock were $154.2 million for the first half of 2001. Excluding a $17.7 million after-tax loss in derivative fair value, a $2.9 million after-tax expense for non-cash incentive compensation and a $21.4 million after-tax gain on significant property divestitures and investment in equity securities, earnings available to common stock for the first half of 2000 were $33.3 million.

      Operating income for the first half of 2001 was $313.6 million, a 420% increase from operating income of $60.3 million for the comparable 2000 period. Total revenues for the first half of 2001 were $458.2 million, or $223.2 million (95%) higher than revenues of $235 million for the first half of 2000. Gas and natural gas liquids revenues increased $217.5 million (128%) primarily because of the 104% increase in gas prices and the 17% increase in gas production. Gas gathering, processing and marketing revenues increased $2 million (37%) primarily because of increased marketing margins. Oil revenue increased $6.4 million (11%) because of the 7% increase in prices and 4% production increase.

      Excluding the derivative fair value (gain) loss, expenses for the six months ended June 30, 2001 totaled $190.9 million, or 29% above total expenses of $147.8 million for the first half of 2000. Production expense increased $13.7 million (33%) because of increased production as well as higher fuel and other costs related to higher gas prices. DD&A increased $8.7 million (14%) primarily because of acquisitions, increased production and higher drilling costs. Taxes, transportation and other increased $16.6 million (70%) primarily because of higher oil and gas revenues. G&A increased $4 million (27%) because of Company growth, partially offset by decreased non-cash compensation of $500,000 related to performance share and other incentive awards.

      The derivative fair value gain of $46.3 million in the first half of 2001 primarily reflects the decrease in natural gas prices during the year to date and the effect on the fair value of outstanding call options and the crude-oil based physical delivery contract. The derivative fair value loss of $26.8 million in the first six months of 2000 reflects the effect of increased prices during the period on the fair value of call options. These derivatives do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

      Interest expense decreased $8.3 million (21%) primarily because of a 13% decrease in weighted average borrowings, an 8% decrease in the weighted average interest rate and an increase in capitalized interest. Gain on investment in equity securities was $13.4 million for the first six months of 2000. This investment was sold in 2000.

Comparative Expenses per Mcf Equivalent Production

      The following are expenses per Mcf equivalent (Mcfe) produced:

                                                       Quarter Ended June 30,           Six Months Ended June 30,
                                                  ---------------------------------  -------------------------------
                                                                        Increase                          Increase
                                                   2001     2000       (Decrease)      2001     2000     (Decrease)
                                                  ------  -------   ---------------  -------  -------   ------------
      Production................................  $ 0.60   $ 0.54         11%         $ 0.60  $ 0.52         15%
      Taxes, transportation and other...........    0.39     0.32         22%           0.44    0.30         47%
      Depreciation, depletion and
           amortization (DD&A) .................    0.81     0.79          3%           0.79    0.79          -
      General and administrative (G&A) (a)......    0.17     0.14         21%           0.16    0.13         23%
      Interest..................................    0.33     0.53        (38%)          0.35    0.50        (30%)

___________________________________

      (a) Excludes incentive compensation, which is predominantly non-cash.

      The following are the primary reasons for variances of expenses on an Mcfe basis:

      Production- Increased production expense is because of higher fuel, compression, maintenance and labor costs.

      Taxes, transportation and other- Increased taxes, transportation and other expense is because of higher product prices.

      DD&A- Increased DD&A for the quarter is because of increased acquisition and development costs in 2001.

      G&A- Increased G&A is the result of increased personnel and other costs caused by Company growth.

      Interest- Decreased interest expense is because of increased production, lower debt and increased capitalization of interest related to the 2001 development program.


Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

      Cash provided by operating activities was $315.9 million for the first six months of 2001 compared with $149.1 million for the same 2000 period. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) increased 151% from $113.4 million for the first six months of 2000 to $284.4 million for the same 2001 period. Increased cash flow is primarily because of increased production and prices.

      During the six months ended June 30, 2001, cash provided by operating activities of $315.9 million, bank borrowings of $390 million, officer loan repayments of $6.5 million, net proceeds related to stock option exercises of $14.3 million and sale of property and equipment of $100,000 were used to fund net property acquisitions, development costs and other net capital additions of $338.5 million, debt payments of $359 million, dividends of $1.9 million and treasury stock purchases and other financing activities of $25 million. The resulting increase in cash and cash equivalents for the period was $2.4 million.

      Other significant changes in current assets during the first half of 2001 were a $15.8 million decrease in current deferred income tax benefit primarily related to the current portion of the derivative fair value gain, and a $31.6 million decrease in accounts receivable related to the decline in product prices and the timing of cash receipts. Total current liabilities decreased $9.2 million during the first six months of 2001, primarily because of a $12.2 million decrease in derivative fair value liabilities and a $10.6 million decrease in accounts payable and payable to royalty trusts related to the decline in natural gas prices, and a $5.5 million decrease in other current liabilities related to deferred revenue amortization. These decreases were partially offset by a $19.1 million increase in current income taxes payable.

      Negative working capital at June 30, 2001 and December 31, 2000 is largely because of accrued derivative fair value losses, net of the related deferred tax benefit. Any cash settlement of derivative fair value liabilities should be offset by increased cash flows from the Company's sale of related production. Therefore, the Company believes that substantially all derivative fair value assets and liabilities are offset by changes in value of its natural gas reserves. This offsetting change in gas reserve value, however, is not reflected in working capital. Negative working capital is also caused by use of cash flow to fund the Company's development program and to reduce bank debt. The Company's unused borrowing capacity of $290 million at June 30, 2001 is available to satisfy short-term liquidity needs.

Acquisitions and Development

      Exploration and development expenditures for the first six months of 2001 were $161.6 million, compared with $58.8 million for the first six months of 2000. The Company has budgeted $250 million for 2001 exploration and development. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs and commodity prices. Such expenditures are expected to be funded by cash flow from operations.

      Through the first six months of 2001, the Company participated in drilling 141 gas and 25 oil wells, and in 293 workovers. In total, these projects have met or exceeded management expectations. Workovers have focused on recompletions, artificial lift and wellhead compression.

      Drilling activity during the first half of 2001 was concentrated in East Texas, Arkoma and the San Juan Basin. In East Texas, 13 gas wells were completed while 25 wells were in progress. The Company expects to drill an additional 63 wells by year end. The Company has 43 workovers completed or in progress in East Texas.

      In Arkoma, 22 gas wells were completed and an additional 22 wells are in progress. The Company plans to drill an additional 39 wells by year end. Through the first half of the year, 58 workovers were completed or in progress in this area.

      In the San Juan Basin, the Company completed 11 wells and 12 wells were in progress at June 30, 2001. A total of 135 workovers were completed or in progress, 88 of which were compressor related. The Company has also been active in the Mid-Continent area where 21 wells were completed and 15 were in progress at June 30, and 57 workovers were completed or in progress.

      The Company continued oil development projects in the Permian Basin during the first half of 2001. Twenty wells were drilled, five of which were completed. Drilling of 17 additional wells is planned during 2001.

      In January 2001, the Company acquired gas properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired gas properties in East Texas for $45 million from Miller Energy, Inc. and other owners. These purchases were funded with bank debt and are subject to typical post-closing adjustments. A deposit of $11.6 million for the Herd Acquisition was funded in 2000.

      The Company's unused borrowing capacity of $290 million at June 30, 2001 under its revolving credit agreement is available for acquisitions and development.

Debt and Equity

      As of June 30, 2001, long-term bank debt increased by $31 million from the balance at December 31, 2000. Debt was increased by borrowings to fund property acquisitions, less repayments from operating cash flow.

      Stockholders' equity at June 30, 2001 increased $138.5 million from year end because of earnings of $137.3 million for the six months ended June 30, 2001 and an increase in additional paid-in capital of $20.3 million related to exercise of stock options and issuance of performance shares. These increases were partially offset by accumulated other comprehensive loss of $3.8 million, treasury stock purchases of $13.2 million and common stock dividends declared of $2.1 million.

Common Stock Dividends

      In May 2001, the Board of Directors of the Company declared a second quarter common stock dividend of $0.01 per share that was paid in July.

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

Interest Rate Risk

      The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At June 30, 2001, the Company's variable rate debt had a carrying value of $500 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $310 million. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2001, the fair value of the Company's fixed rate debt would change by approximately $16 million.

      The Company has entered into an agreement with a bank to reduce the interest rate on $21.6 million face value of its subordinated debt to a variable interest rate based on three-month LIBOR rates. As of June 30, 2001, the fair value gain of this derivative financial instrument was $3.4 million. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2001, the fair value of this agreement would change by approximately $1.4 million.

Commodity Price Risk

      The Company hedges a portion of the market risks associated with its natural gas sales. As of June 30, 2001, outstanding gas futures contracts and swap agreements had a net fair value loss of $6.9 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $4.6 million in the fair value of these financial instruments at June 30, 2001. Because these gas futures contracts and swap agreements are designated hedge derivatives, change in their fair value is reported as a component of other comprehensive income until the time related sale of production occurs. At that time, the hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

      In conjunction with its hedging activities, the Company sold call options to sell future gas production at certain ceiling prices. As of June 30, 2001, these options had a fair value loss of $13.3 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $4.3 million in the fair value of these options. Changes in the fair value of these options are recognized in the consolidated income statements since they do not qualify for hedge accounting.

      The Company has entered a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas prices, it must be accounted for as a non-hedge derivative financial instrument under SFAS No. 133 beginning January 1, 2001. See Note 4 to Consolidated Financial Statements. The fair value loss of this contract at June 30, 2001 is $50 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $14.5 million in the fair value of this contract, while a 10% change in crude oil prices would result in a change of approximately $9.5 million.

                              P A R T  I I.    O T H E R   I N F O R M A T I O N


Item 1. Legal Proceedings

      A lawsuit, Bishop, et al. v. Amoco Production Co., et al., was filed in May 2000 in the Third Judicial District Court in Lincoln County, Wyoming by owners of royalty and overriding royalty interests in wells located in Wyoming. The plaintiffs alleged that the Company and the other producer defendants deducted impermissible costs of production from royalty payments that were made to the plaintiffs and other similarly situated persons and failed to properly inform the plaintiffs and others of the deductions taken as allegedly required by Wyoming statutes. The action was brought as a class action on behalf of all persons who own an interest in wells located in Wyoming as to which the defendants pay royalties and overriding royalties. The plaintiffs sought a declaratory judgment that the deductions made were impermissible and sought damages in the amount of the deductions made, together with interest and attorneys' fees. The Company reached a settlement of this action, which was approved by the court in June 2001. The Company paid a total settlement amount of $572,000 and was released from all claims relating to deductions taken by the Company, the statutory reporting of claims, and other miscellaneous matters. The Company further agreed that it would not take similar deductions from royalty owners in the future and to itemize other deductions from future royalty disbursements. This settlement was accrued in the Company's financial statements as of December 31, 2000.

     In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case (see Note 3 to Consolidated Financial Statements); however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. No amount of damages has been specified in the complaint. While the Company is unable to estimate any possible loss or predict the outcome of this case, it believes these claims are without merit and intends to vigorously defend this suit. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.


Items 2. and 3.

      Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

      Stockholders at the Annual Meeting on May 15, 2001, elected two incumbent directors, Bob R. Simpson and Scott G. Sherman. Of 112,634,399 shares represented at the meeting, 97,147,406 shares were voted for and 15,486,993 shares were withheld for Mr. Simpson and 109,736,397 shares were voted for and 2,898,002 shares were withheld for Mr. Sherman. William H. Adams III was later appointed by the Board to serve as a director. Other directors continuing in office are Steffen E. Palko, J. Luther King, Jr., Herbert D. Simons and Jack
P. Randall. Dr. Lane G. Collins, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg II continue to serve as advisory directors.

      An amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 250,000,000 was approved with the following vote: 106,496,384 shares for; 5,983,919 shares against; and 154,096 shares abstaining. There were no broker non-votes.

Item 5.  Other Information

      On August 8, 2001, the Company announced that it has hedged approximately 90% of its projected natural gas production at an average NYMEX price of $4.22 per Mcf for the last half of 2001. These hedges include the effects of call options and fixed-price physical delivery contracts. Excluding the effect of call options, which expire in December 2001 and which the Company records as a derivative loss, the Company has hedged approximately 83% of its projected natural gas production at an average price of $4.37 per Mcf for the last half of 2001. The Company also has hedged approximately 80% of its projected 2002 natural gas production at an average NYMEX price of $3.88 per Mcf.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit Number
              and Description                                             Page
              ---------------                                             ----

              3.1 Certificate of Amendment of Restated Certificate of Incorporation, dated May 15, 2001

              3.2 Certificate of Ownership and Merger merging Cross Timbers Operating Company with and into Cross Timbers Oil Company, dated May 15, 2001

              11      Computation of per share earnings
                      (included in Note 7 to Consolidated Financial Statements)

              15      Letter re unaudited interim financial information

                      15.1    Awareness letter of Arthur Andersen LLP

         (b)  Reports on Form 8-K

         The Company filed the following reports on Form 8-K during the quarter ended June 30, 2001 and through August 10, 2001:

                  On May 5, 2001, the Company filed a report on Form 8-K regarding the name change in name of the corporation three-for-two stock split and resulting increased common stock dividend.

                  On June 20, 2001, the Company filed a report on Form 8-K regarding the Board of Directors' appointment of William II. Adams III as a Director.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         XTO ENERGY INC.


Date: August 10, 2001                    By      LOUIS G. BALDWIN
                                           -------------------------------------
                                                 Louis G. Baldwin
                                              Executive Vice President
                                            and Chief Financial Officer
                                           (Principal Financial Officer)



                                         By        BENNIE G. KNIFFEN
                                           -------------------------------------
                                                   Bennie G. Kniffen
                                          Senior Vice President and Controller
                                             (Principal Accounting Officer)