Form 10-Q
period 2001-09-30
XTO ENERGY INC
filed 2001-11-08
CIK 868809

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

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

   __________________________________________________________________________
   (Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No ___
                                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                  Class                   Outstanding as of November 1, 2001
       ----------------------------       ----------------------------------
       Common stock, $.01 par value                   123,596,833

================================================================================

                                 XTO ENERGY INC.
          Form 10-Q for the Quarterly Period Ended September 30, 2001

                                      INDEX

                                                                                                        Page
                                                                                                        ----
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Balance Sheets
             at September 30, 2001 and December 31, 2000............................................     3

          Consolidated Income Statements
             for the Three and Nine Months Ended September 30, 2001 and 2000........................     4

          Consolidated Statements of Cash Flows
             for the Nine Months Ended September 30, 2001 and 2000..................................     5

          Notes to Consolidated Financial Statements................................................     6

          Report of Independent Public Accountants..................................................    15

  Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations..........................................    16

  Item 3. Quantitative and Qualitative Disclosures about Market Risk................................    23

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings.........................................................................    24

  Item 6. Exhibits and Reports on Form 8-K..........................................................    24

          Signatures................................................................................    26

                                                   PART I. FINANCIAL INFORMATION

XTO ENERGY INC.
Consolidated Balance Sheets
--------------------------------------------------------------------------------

(in thousands, except shares)                                               September 30,  December 31,
                                                                               2001            2000
                                                                            ------------   -----------
ASSETS                                                                       (Unaudited)

Current Assets:
  Cash and cash equivalents .............................................   $     5,124    $     7,438
  Accounts receivable, net ..............................................       110,163        158,826
  Receivable from royalty trust .........................................           882             --
  Derivative fair value .................................................       104,733             --
  Deferred income tax benefit ...........................................            --         17,098
  Other current assets ..................................................        16,334         10,075
                                                                            -----------    -----------
    Total Current Assets ................................................       237,236        193,437
                                                                            -----------    -----------

Property and Equipment, at cost - successful efforts method:
  Producing properties ..................................................     2,208,132      1,732,017
  Undeveloped properties ................................................        10,145          6,460
  Gas gathering and other ...............................................        48,157         38,340
                                                                            -----------    -----------
    Total Property and Equipment ........................................     2,266,434      1,776,817
  Accumulated depreciation, depletion and amortization ..................      (530,626)      (419,443)
                                                                            -----------    -----------
    Net Property and Equipment ..........................................     1,735,808      1,357,374
                                                                            -----------    -----------
Other Assets:
  Derivative fair value .................................................        39,180             --
  Loans to officers .....................................................         1,951          8,214
  Other .................................................................        33,095         32,879
                                                                            -----------    -----------
    Total Other Assets ..................................................        74,226         41,093
                                                                            -----------    -----------
TOTAL ASSETS ............................................................   $ 2,047,270    $ 1,591,904
                                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued liabilities ..............................   $   142,804    $   153,581
  Payable to royalty trust ..............................................         1,280          8,577
  Derivative fair value .................................................        14,978         44,189
  Current income taxes payable ..........................................        19,161             --
  Deferred income taxes payable .........................................        33,727             --
  Other current liabilities .............................................         4,572         12,404
                                                                            -----------    -----------
    Total Current Liabilities ...........................................       216,522        218,751
                                                                            -----------    -----------
Long-term Debt ..........................................................       810,000        769,000
                                                                            -----------    -----------
Other Long-term Liabilities:
  Derivative fair value .................................................        52,096             --
  Deferred income taxes payable .........................................       154,968         82,476
  Other .................................................................        27,549         24,310
                                                                            -----------    -----------
    Total Other Long-term Liabilities ...................................       234,613        106,786
                                                                            -----------    -----------

Commitments and Contingencies (Note 3)

Stockholders' Equity:
  Series A convertible preferred stock ($.01 par value, 25,000,000 shares
    authorized, -0- and 1,088,663 issued at liquidation value of $25) ...            --         27,217
  Common stock ($.01 par value, 250,000,000 shares authorized,
    131,770,335 and 123,880,245 shares issued) ..........................         1,318          1,239
  Additional paid-in capital ............................................       482,836        435,322
  Treasury stock (8,176,434 and 7,546,560 shares) .......................       (64,055)       (50,829)
  Retained earnings .....................................................       288,757         84,418
  Accumulated other comprehensive income ................................        77,279             --
                                                                            -----------    -----------
    Total Stockholders' Equity ..........................................       786,135        497,367
                                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..............................   $ 2,047,270    $ 1,591,904
                                                                            ===========    ===========


          See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Consolidated Income Statements (Unaudited)
--------------------------------------------------------------------------------

(in thousands, except per share data)                                     Three Months Ended             Nine Months Ended
                                                                             September 30,                  September 30,
                                                                       -----------------------        -----------------------
                                                                         2001          2000             2001          2000
                                                                       ---------     ---------        ---------     ---------
REVENUES

  Oil and condensate ...........................................       $  29,594     $  34,946        $  94,193     $  93,163
  Gas and natural gas liquids ..................................         165,453       124,137          552,607       293,819
  Gas gathering, processing and marketing ......................           2,615         2,031            9,806         7,263
  Other ........................................................            (355)         (595)          (1,126)        1,250
                                                                       ---------     ---------        ---------     ---------

  Total Revenues ...............................................         197,307       160,519          655,480       395,495
                                                                       ---------     ---------        ---------     ---------

EXPENSES

  Production ...................................................          27,944        21,128           82,773        62,226
  Taxes, transportation and other ..............................          12,556        15,993           52,786        39,641
  Exploration ..................................................           3,096            49            3,589           751
  Depreciation, depletion and amortization .....................          39,812        31,562          111,709        94,748
  Gas gathering and processing .................................           2,306         2,261            7,056         6,688
  General and administrative ...................................           7,481        12,082           26,198        26,849
  Derivative fair value (gain) loss ............................         (18,011)        8,545          (64,339)       35,369
                                                                       ---------     ---------        ---------     ---------

  Total Expenses ...............................................          75,184        91,620          219,772       266,272
                                                                       ---------     ---------        ---------     ---------

OPERATING INCOME ...............................................         122,123        68,899          435,708       129,223
                                                                       ---------     ---------        ---------     ---------

OTHER INCOME (EXPENSE)

  Gain on significant property divestitures ....................              --            --               --        18,979
  Gain (loss) on investment in equity securities ...............              --          (112)              --        13,279
  Interest expense, net ........................................         (12,969)      (20,593)         (44,324)      (60,255)
                                                                       ---------     ---------        ---------     ---------

  Total Other Income (Expense) .................................         (12,969)      (20,705)         (44,324)      (27,997)
                                                                       ---------     ---------        ---------     ---------

INCOME BEFORE INCOME TAX, MINORITY INTEREST
  AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE ...................         109,154        48,194          391,384       101,226
                                                                       ---------     ---------        ---------     ---------

INCOME TAX

  Current ......................................................              62             9           19,374           300
  Deferred .....................................................          38,750        16,377          119,798        34,104
                                                                       ---------     ---------        ---------     ---------

  Total Income Tax Expense .....................................          38,812        16,386          139,172        34,404
                                                                       ---------     ---------        ---------     ---------

MINORITY INTEREST
  in Net Income of Consolidated Subsidiaries ...................              --            --               --           (59)
                                                                       ---------     ---------        ---------     ---------

NET INCOME BEFORE CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE ............................................          70,342        31,808          252,212        66,763

  Cumulative effect of accounting change, net of tax ...........              --            --          (44,589)           --
                                                                       ---------     ---------        ---------     ---------

NET INCOME .....................................................          70,342        31,808          207,623        66,763
  Preferred Stock Dividends ....................................              --          (442)              --        (1,332)
                                                                       ---------     ---------        ---------     ---------

EARNINGS AVAILABLE TO COMMON STOCK .............................       $  70,342     $  31,366        $ 207,623     $  65,431
                                                                       =========     =========        =========     =========
EARNINGS PER COMMON SHARE

  Basic ........................................................       $    0.57     $    0.30        $    1.70     $    0.62
                                                                       =========     =========        =========     =========
  Diluted ......................................................       $    0.56     $    0.28        $    1.67     $    0.60
                                                                       =========     =========        =========     =========
DIVIDENDS DECLARED PER COMMON SHARE ............................       $  0.0100     $  0.0067        $  0.0267     $  0.0155
                                                                       =========     =========        =========     =========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING ..................................................         123,596       104,277          122,112       105,434
                                                                       =========     =========        =========     =========

          See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

(in thousands)                                                                                     Nine Months Ended
                                                                                                      September 30,
                                                                                               --------------------------
                                                                                                 2001             2000
                                                                                               ---------        ---------
OPERATING ACTIVITIES

  Net income ...........................................................................       $ 207,623        $  66,763
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation, depletion and amortization .........................................         111,709           94,748
      Non-cash incentive compensation ..................................................           3,491           10,162
      Deferred income tax ..............................................................         119,798           34,104
      (Gain) loss on investment in equity securities and from sale of properties .......             365          (35,727)
      Non-cash (gain) loss in derivative fair value ....................................         (71,737)          34,282
      Minority interest in net income of consolidated subsidiaries .....................              --               59
      Cumulative effect of accounting change, net of tax ...............................          44,589               --
      Other non-cash items .............................................................          (3,286)           2,297
  Changes in operating assets and liabilities (a) ......................................          34,737           51,081
                                                                                               ---------        ---------
  Cash Provided by Operating Activities ................................................         447,289          257,769
                                                                                               ---------        ---------

INVESTING ACTIVITIES

  Proceeds from sale of property and equipment .........................................             202           76,914
  Property acquisitions ................................................................        (202,998)         (31,278)
  Development costs ....................................................................        (269,950)         (95,102)
  Gas gathering and other additions ....................................................         (10,427)          (9,352)
  Officer loan repayments ..............................................................           6,496               60
                                                                                               ---------        ---------
  Cash Used by Investing Activities ....................................................        (476,677)         (58,758)
                                                                                               ---------        ---------

FINANCING ACTIVITIES

  Proceeds from short- and long-term debt ..............................................         523,000          417,400
  Payments on short- and long-term debt ................................................        (482,000)        (480,500)
  Dividends ............................................................................          (3,177)          (2,753)
  Purchase minority interest ...........................................................              --         (100,071)
  Proceeds from stock option exercises .................................................          14,281           14,228
  Purchases of treasury stock and other ................................................         (25,030)         (50,898)
                                                                                               ---------        ---------
  Cash Provided (Used) by Financing Activities .........................................          27,074         (202,594)
                                                                                               ---------        ---------

DECREASE IN CASH AND CASH EQUIVALENTS ..................................................          (2,314)          (3,583)

Cash and Cash Equivalents, Beginning of Period .........................................           7,438            5,734
                                                                                               ---------        ---------

Cash and Cash Equivalents, End of Period ...............................................       $   5,124        $   2,151
                                                                                               =========        =========

(a) Changes in Operating Assets and Liabilities
      Accounts receivable and receivable from royalty trust ............................       $  47,031        $ (48,896)
      Investment in equity securities ..................................................              --           43,746
      Other current assets .............................................................          (6,259)          (3,264)
      Other assets .....................................................................             336           (6,490)
      Accounts payable, accrued liabilities and payable to royalty trust ...............         (25,633)          54,169
      Other current liabilities ........................................................          19,161               --
      Other long-term liabilities ......................................................             101           11,816
                                                                                               ---------        ---------
                                                                                               $  34,737        $  51,081
                                                                                               =========        =========

          See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------


1.    Interim Financial Statements

      The accompanying consolidated financial statements of XTO Energy Inc., with the exception of the consolidated balance sheet at December 31, 2000, have not been audited by independent public accountants. In the opinion of the Company's management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company's financial position at September 30, 2001, its income for the three and nine months ended September 30, 2001 and 2000, and its cash flows for the nine months ended September 30, 2001 and 2000. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

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

2.    Long-term Debt

      On September 30, 2001, borrowings under the revolving credit agreement with commercial banks were $510 million with unused borrowing capacity of $290 million. The interest rate of 4.85% at September 30, 2001 is based on the one-month London Interbank Offered Rate plus 13/8%. Based on the value of the Company's reserves, the borrowing base increased to $1.2 billion effective June 30, 2001. The bank's total commitment, however, remains at $800 million, resulting in no increase to the Company's borrowing capacity.

3.    Commitments and Contingencies

Letters of Credit

      As of November 2001, the Company has no outstanding letters of credit.

Commodity Commitments

      The Company has entered natural gas physical delivery contracts, futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices (Note 5).

Drilling Contracts

      The Company has agreements to use four drilling rigs and one workover rig through July 2003. Total commitments under these agreements are approximately $3.3 million for the remainder of 2001, $9.5 million for 2002 and $1 million for 2003.

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

      In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. No amount of damages has been specified in the complaint. In September 2001, the Company filed a motion to dismiss the lawsuit, which is currently pending. While the Company is unable to estimate any possible loss or predict the outcome of this case, it believes these claims are without merit and intends to vigorously defend this suit. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

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

      For the first nine months of 2001, net losses on futures and basis swap hedge contracts reduced gas revenue by $33.5 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $35.2 million. During the first nine months of 2000, net losses on futures and basis swap hedge contracts reduced gas revenues by $24.9 million and oil revenue by $7.9 million. The effect of fixed price physical delivery contracts was not significant in 2000. As of September 30, 2001, an unrealized pre-tax derivative fair value gain of $119.8 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. This gain is expected to be reclassified into earnings as the hedged gas sales occur in the next 15 months.

      The Company occasionally sells gas call options. Because written options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the call option sales prices, has been recognized as a loss in derivative fair value.

      The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:


                                                                                Three Months Ended            Nine Months Ended
                                                                                   September 30,                  September 30,
      (in thousands)                                                            ---------------------     --------------------------
                                                                                  2001         2000         2001            2000
                                                                                --------     --------     ---------        ---------
      Change in fair value of natural gas physical
         delivery contract with crude oil-based pricing........                $ (11,664)           -     $ (32,418)    $       -

      Change in fair value of call options and other
         derivatives that do not qualify for hedge accounting..                   (4,574)       8,545       (30,112)       35,369

      Ineffective portion of derivatives qualifying for
         hedge accounting......................................                   (1,773)           -        (1,809)            -
                                                                                --------     --------     ---------     ---------
      Derivative fair value (gain) loss .......................                  (18,011)    $  8,545     $ (64,339)    $  35,369
                                                                                ========     ========     ==========    =========


      The estimated fair value of derivatives included in the consolidated balance sheets at September 30, 2001 and December 31, 2000 is summarized below:

         (in thousands)                                                 September 30,        December 31,
                                                                            2001                2000
                                                                       ---------------    ----------------
         Derivative Assets:
              Fixed-price natural gas swaps.......................     $       141,018    $              -
              Interest rate swap..................................               2,895                   -
         Derivative Liabilities:
              Fixed-price natural gas swaps.......................             (21,237)                  -
              Natural gas written call options....................              (7,478)            (44,189)
              Natural gas physical delivery contract
                 with crude oil-based pricing.....................             (38,359)                  -
                                                                       ---------------    ----------------
              Net derivative asset (liability)....................     $        76,839    $        (44,189)
                                                                       ===============    ================


5.    Natural Gas Sales Commitments

      The Company has entered natural gas futures contracts and swap agreements that effectively fix prices, and natural gas call options that provide ceiling prices, for the production and periods shown below. Prices to b e realized for hedged production may be less than these NYMEX fixed prices because of basis differentials for location, quality and other adjustments. See Note 4.

                                       Futures Contracts
                                      and Swap Agreements                   Call Options (a)
                                 -----------------------------    ------------------------------------
           Production Period      Mcf per Day       per Mcf          Mcf per Day           per Mcf
         ----------------------- -------------  --------------    ----------------      --------------
         2001   November            220,000          3.43              20,000           $    3.06
                December            220,000          3.46              20,000                3.06
         2002   January to March    230,000          3.79                   -                   -
                April to June       370,050          3.71                   -                   -
                July to December    345,000          3.72                   -                   -

          ---------------------------------
          (a) Remaining two months of a natural gas call option to sell 20,000 Mcf per day in the San Juan Basin at an average ceiling index price of $2.70 per Mcf for the year 2001 which is exercisable in December 2001. Based on current San Juan Basin basis of approximately $0.31 for November and December, and including premium received of $0.05 per Mcf, this call option is reflected above at NYMEX price of $3.06 per Mcf.

      The Company has entered into basis swap agreements which effectively fix basis for the following production and periods:

            Location                   Production Period               Mcf per Day       Basis per Mcf (a)
      ----------------------    --------------------------------    ------------------   -----------------
      Arkoma                    November 2001 to December 2001            7,000             $  0.11
                                January to March 2002                    27,000                0.12
                                April to October 2002                    80,000                0.10
      East Texas                November to December 2001               130,000                0.01
                                January to March 2002                   140,000                0.00
                                April to October 2002                   150,000                0.00
                                November to December 2002                60,000                0.00
      Mid-Continent             November 2001 to March 2002              15,000                0.12
                                April to October 2002                    20,000                0.12
      Rocky Mountains           November 2001 to March 2002               4,000                0.35
      San Juan Basin            November to December 2001                15,000                0.23
                                January to March 2002                    35,000                0.23

      ---------------------------------
      (a) Reductions from NYMEX gas price for location, quality and other adjustments.

      The Company's settlement of futures contracts and swap agreements related to October 2001 gas production resulted in increased gas revenue of $9.2 million, or approximately $0.68 per Mcf.

      The Company has entered gas physical delivery contracts that are considered to be normal sales because they cannot be net cash settled. These contracts effectively fix prices for the following production and periods:


            Location                   Production Period               Mcf per Day       Fixed Price per Mcf
      ----------------------    --------------------------------    ------------------   -------------------
      Arkoma                    October to December 2001                 90,000                 $  4.56
                                January to March 2002                    70,000                    4.85
                                April to December 2002                   20,000                    3.61
      East Texas                October 2001 to March 2002               50,000                    5.06
                                April to December 2002                   10,000                    3.63
      Mid-Continent             October 2001 to March 2002               30,000                    5.55
      Rocky Mountains           October 2001 to March 2002               10,000                    4.97
      San Juan Basin            October 2001 to March 2002               10,000                    5.05

Other Gas Physical Delivery Contracts

      The Company has agreed to sell 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because contract pricing is not clearly and closely associated with natural gas prices, it must be considered a derivative financial instrument under SFAS No. 133 beginning January 1, 2001 (Note 4).

6.   Common Stock

     On June 5, 2001, the Company effected a three-for-two stock split. All share and per share amounts have been restated to reflect the stock split on a retroactive basis.

     During the first nine months of 2001, 1.1 million outstanding shares of convertible preferred stock were converted into 5.3 million shares of common stock. In the same 2000 period, 10,000 shares of convertible preferred stock were converted by stockholders into 48,600 shares of common stock.

     In October 2001, the Company filed a shelf registration statement with the Commission to potentially offer securities which may include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The maximum total price of securities to be offered is $600 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank debt.

     See Note 10.


7.   Common Shares Outstanding and Earnings per Common Share

     The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)                            Three Months Ended September 30,
                                         ---------------------------------------------------------------------------------
                                                          2001                                      2000
                                         ---------------------------------------   ---------------------------------------
                                                                     Earnings                                  Earnings
                                          Earnings        Shares     per Share      Earnings      Shares       per Share
                                         ----------      -------   -------------   ----------    --------    -------------
Basic:
   Net income.......................     $   70,342                                $   31,808
   Preferred stock dividends........              -                                      (442)
                                         ----------                                ----------
   Earnings available to
       common stock - basic.........         70,342      123,596   $        0.57       31,366     104,277    $        0.30
                                                                   =============                             =============
Diluted:
   Effect of dilutive securities:
     Stock options..................              -           61                            -       1,710
     Preferred stock................              -            -                          442       5,486
     Warrants.......................              -        1,139                            -         782
                                         ----------      -------                   ----------    --------
   Earnings available to
       common stock - diluted.......     $   70,342      124,796   $        0.56   $   31,808     112,255    $        0.28
                                         ==========      =======   =============   ==========    ========    =============


                                                                  Nine Months Ended September 30,
                                         ---------------------------------------------------------------------------------
                                                          2001                                      2000
                                         ---------------------------------------   ---------------------------------------
                                                                     Earnings                                  Earnings
                                          Earnings        Shares     per Share      Earnings      Shares       per Share
                                         ----------      -------   -------------   ----------    --------    -------------
Basic:
   Net income.......................     $  207,623                                $   66,763
   Preferred stock dividends........              -                                    (1,332)
                                         ----------                                ----------
   Earnings available to
       common stock - basic.........        207,623      122,112   $        1.70       65,431     105,434    $        0.62
                                                                   =============                             =============
Diluted:
   Effect of dilutive securities:
     Stock options..................              -          585                            -         771
     Preferred stock................              -          504                        1,332       5,516
     Warrants.......................              -        1,256                            -         223
                                         ----------      -------                   ----------    --------
   Earnings available to
       common stock - diluted.......     $  207,623      124,457   $        1.67   $   66,763     111,944    $        0.60
                                         ==========      =======   =============   ==========    ========    =============

8    Comprehensive Income

     The following are components of comprehensive income:

                                                                          Three Months Ended         Nine Months Ended
                                                                             September 30,              September 30,
                                                                      --------------------------  ------------------------
     (in thousands)                                                      2001          2000           2001         2000
                                                                      ----------  --------------  -----------   ----------
     Net income...............................................        $   70,342  $       31,808  $   207,623   $   66,763
                                                                      ----------  --------------  -----------   ----------
     Other comprehensive income (loss), net of tax:
        Cumulative effect of accounting change................                 -               -      (67,323)           -
        Change in derivative fair value.......................            85,921               -      121,891            -
        Reclassification adjustments - contract settlements...            (4,807)              -       22,711            -
                                                                      ----------  --------------  -----------   ----------

     Total other comprehensive income.........................            81,114               -       77,279            -
                                                                      ----------  --------------  -----------   ----------

     Total comprehensive income...............................        $  151,456  $       31,808  $   284,902   $   66,763
                                                                      ==========  ==============  ===========   ==========


9.   Supplemental Cash Flow Information

     The following are total interest and income tax payments (receipts) during each of the periods:

                                            Nine Months Ended September 30,
                                          -----------------------------------
                   (in thousands)             2001                  2000
                                          -------------         -------------

                   Interest...........    $     41,104          $      54,418
                   Income tax.........            (175)                   917


     The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the nine-month periods ended September 30, 2001 and 2000:

       - Grant of 448,000 performance shares and vesting of 249,000 performance shares in 2001 and grant of 709,000 performance shares and vesting of 1,136,000 performance shares in 2000

       - Conversion of 1.1 million shares of preferred stock to 5.3 million shares of common stock in 2001 and conversion of 10,000 shares of preferred stock to 48,600 shares of common stock in 2000

       -   Cancellation of 13.3 million shares of treasury stock in 2000


10.  Employee Benefit Plans

     Stock Incentive Plans

     During the first nine months of 2001, a total of 5.3 million stock options were exercised with an exercise price of $70.2 million. As a result of these exercises, outstanding common stock increased by 2.2 million shares and stockholders' equity increased by a net $16.2 million.

     Performance Shares

     During the first nine months of 2001, 448,000 performance shares were issued and 249,000 performance shares vested. As of September 30, 2001, there were 317,000 performance shares outstanding that vest when the common stock price reaches $21.67 and 20,250 shares that vest in increments of 6,750 in each of 2001, 2002 and 2003. Non-cash compensation expense related to performance shares for the first nine months of 2001 was $3 million.

     In May 2001, the Board approved an amendment to an agreement with certain executive officers under which the officers, immediately prior to a change in control of the Company, will receive a designated number of performance shares for every $1.67 increment in the closing price of the Company's common stock above $20.00. The amendment provides that the officers will receive a total of 150,000 performance shares for each $1.67 increment. Unless otherwise designated by the Board at the time of grant, the number of performance shares granted under the agreement will be reduced by the number of performance shares awarded to the officers between February 20, 2001, the date of the original agreement, and the date of the change in control. Certain officers will also receive a total grant of 232,500 performance shares immediately prior to a change in control without regard to the price of the Company's common stock.

11.  Acquisitions and Dispositions

     In January 2001, the Company acquired gas properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired gas properties in East Texas for $45 million from Miller Energy, Inc. and other owners. In August 2001, the Company acquired primarily undeveloped acreage in the Freestone area of East Texas for approximately $22 million. The purchases were funded with bank debt and are subject to typical post-closing adjustments.

     Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the nine months ended September 30, 2000 and the year ended December 31, 2000 as if these acquisitions had been consummated immediately prior to January 1, 2000. Pro forma results are not presented for the nine months ended September 30, 2001 because the effects of these acquisitions excluded from 2001 results are not significant. These pro forma results are not necessarily indicative of future results.

                                                                    2000 Pro Forma (Unaudited)
                                                             --------------------------------------
                                                             Nine Months Ended         Year Ended
       (in thousands, except per share data)                    September 30           December 31
                                                             -----------------       --------------
       Revenues .......................................      $         408,500       $      620,113
                                                             =================       ==============
       Net income .....................................      $          64,582       $      115,231
                                                             =================       ==============
       Earnings available to common stock .............      $          63,250       $      113,473
                                                             =================       ==============
       Earnings per common share:
               Basic ..................................      $            0.60       $         1.06
                                                             =================       ==============
               Diluted ................................      $            0.58                 1.01
                                                             =================       ==============

       Weighted average shares outstanding ............                105,434              106,730
                                                             =================       ==============

     In March 2000, the Company sold producing properties in Crockett County, Texas, and Lea County, New Mexico for total gross proceeds of $68.3 million.

     On June 21, 2001, the Company and Cross Timbers Royalty Trust filed an amended registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) owned by the Company. The Company's sale of these units is dependent upon commodity prices and related market conditions for oil and gas equities. These units are classified as producing properties in the accompanying balance sheet at a net cost of $12.5 million at September 30, 2001.

     See Note 12.

12.   Related Party Transactions

      Loans to Officers

      In May 2001, officers sold 302,000 shares of common stock to the Company for $6.5 million and used the proceeds to repay their loans. As of September 30, 2001, one officer had an outstanding loan balance of $2 million.

      Other Transactions

      A director-related company performed consulting services in connection with a 1998 acquisition and was entitled to receive, at its election, either a 20% working interest or a 1% overriding royalty interest conveyed from the Company's 100% working interest in the properties after payout of acquisition and operating costs. The Board of Directors has authorized the purchase of this interest for $15 million. The purchase, subject to a fairness opinion to be obtained by the Company regarding the purchase price, is expected to close on November 15, 2001.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation), and its subsidiaries as of September 30, 2001, the related consolidated income statements for the three- and nine-month periods ended September 30, 2001 and 2000, and the consolidated cash flow statements for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of XTO Energy Inc. as of December 31, 2000 included in the Company's 2000 Annual Report on Form 10-K, and in our report dated March 22, 2001, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company's 2000 Annual Report on Form 10-K from which it has been derived.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
October 23, 2001

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

Oil and Gas Production and Prices
---------------------------------

                                            Quarter Ended September 30,         Nine Months Ended September 30,
                                       ------------------------------------- -------------------------------------
                                                                   Increase                              Increase
                                          2001          2000      (Decrease)    2001           2000     (Decrease)
                                       -----------   ----------  ----------- ----------    -----------  ----------
Total production
 Oil (Bbls) ........................     1,224,472    1,163,755       5%       3,711,632     3,553,934      4%
 Gas (Mcf) .........................    39,191,076   31,464,426      25%     110,311,913    92,184,196     20%
 Natural gas liquids (Bbls) ........       413,160      423,965      (3%)      1,180,398     1,205,455     (2%)
 Mcfe ..............................    49,016,868   40,990,746      20%     139,664,093   120,740,530     16%

Average daily production
 Oil (Bbls) ........................        13,309       12,650       5%          13,596        12,971      5%
 Gas (Mcf) .........................       425,990      342,005      25%         404,073       336,439     20%
 Natural gas liquids (Bbls) ........         4,491        4,608      (3%)          4,324         4,399     (2%)
 Mcfe ..............................       532,792      445,552      20%         511,590       440,659     16%

Average sales price
 Oil per Bbl .......................   $     24.17  $     30.03     (20%)   $      25.38  $      26.21     (3%)
 Gas per Mcf .......................   $      4.08  $      3.68      11%    $       4.82  $       2.95     63%
 Natural gas liquids per Bbl .......   $     13.43  $     19.63     (32%)   $      17.39  $      18.50     (6%)

_________________

       Bbl -  Barrel
       Mcf -  Thousand cubic feet
       Mcfe- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

      Increased oil and gas production is primarily attributable to the 2001 development program, partially offset by natural decline. Natural gas liquids production declined during third quarter 2001 because of processing plant downtime. During the first nine months of 2001, natural gas liquids production declined because higher gas prices in the first quarter made ethane extraction uneconomical at some gas plants.

      The average posted price for West Texas Intermediate ("WTI"), a benchmark crude, was $23.61 per barrel for third quarter 2001, compared to $28.76 for third quarter 2000. The average NYMEX price for oil was $26.77 per barrel for third quarter 2001, compared to $31.66 for third quarter 2000. The Company's average oil price, before consideration of hedging, is generally higher than the WTI posted price because of quality and location differentials. During 2000, WTI posted prices fluctuated between a low of $21.50 in January to a high of $34.25 in September, as increased demand buoyed prices. Lagging demand in 2001, caused by a world economic slowdown, has caused oil prices to decline. OPEC members agreed to cut production by one million barrels per day in April and an additional one million barrels per day in September to adjust for weak demand and excess supply. The economic decline was steepened by the terrorist attacks in the United States on September 11, 2001, placing additional downward pressure on oil prices. OPEC members have reaffirmed their policy of managing oil prices in a Brent crude range of $22.00 to $28.00. Given expected worldwide demand weakness, additional production cuts will be necessary to maintain prices in the desired range. The average WTI posted price for October 2001 was $19.02.

      After declining briefly at the end of 1999, gas prices strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices have declined in 2001 because of increased storage injection rates resulting in storage about 378 Bcf higher than comparable 2000 levels. While domestic and Canadian production is modestly higher, increased injection rates have primarily been caused by reduced demand. Conservation and fuel switching related to higher prices, cool early summer weather and a weaker domestic economy have contributed to reduced demand. While gas prices have declined from the record levels of January 2001 and continued volatility should be expected, the Company believes that the intermediate and long-term outlook for natural gas prices will be strong compared with historical standards. The average NYMEX price for the third quarter of 2001 was $2.80 per MMBtu. At November 1, 2001, the average NYMEX price for the following twelve months was $3.38 per MMBtu.

      The Company uses price-hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of its oil and gas production; see Note 5 to Consolidated Financial Statements. During third quarter 2001, the Company's hedging activities increased gas revenue by $54.6 million, or $1.39 per Mcf. For the first nine months of 2001, the Company's hedging activities increased gas revenue by $35.2 million, or $0.32 per Mcf. During third quarter 2000, hedging activities reduced gas revenue by $8.9 million, or $0.28 per Mcf and oil revenue by $100,000, or $0.10 per Bbl. During the first nine months of 2000, hedging activities reduced gas revenue by $24.9 million, or $0.27 per Mcf, and reduced oil revenue by $7.9 million, or $2.21 per Bbl.

     Excluding the effect of out-of-the-money call options, the Company has hedged more than 90% of its projected fourth quarter 2001 natural gas production at an average NYMEX price of $4.11 per Mcf. The Company also has hedged approximately 80% of its projected 2002 natural gas production at an average NYMEX price of $3.88 per Mcf.

Results of Operations
---------------------

Quarter Ended September 30, 2001 Compared with Quarter Ended September 30, 2000

     Earnings available to common stock for third quarter 2001 were $70.3 million compared to third quarter 2000 earnings of $31.4 million. Third quarter 2001 earnings include an $11.7 million after-tax fair value gain on certain derivatives that do not qualify for hedge accounting and on the ineffective portion of hedge derivatives. Excluding this gain, earnings for the quarter were $58.6 million. In the third quarter of 2000, the Company reported earnings of $41.2 million before recording after-tax charges of $5.6 million for loss in the fair value of call option derivatives, $3.8 million in non-cash incentive compensation and $400,000 for losses on asset sales.

      Operating income for the third quarter was $122.1 million, a 77% increase from third quarter 2000 operating income of $68.9 million. Total revenues for the 2001 quarter were $197.3 million, a 23% increase over third quarter 2000 revenues of $160.5 million. Gas and natural gas liquids revenues increased $41.3 million (33%) because of the 25% increase in gas volumes and the 11% increase in gas prices, partially offset by the 32% decrease in natural gas liquids prices and the 3% decrease in natural gas liquids volumes. Third quarter gas gathering, processing and marketing revenues increased $600,000 (29%) from 2000 to 2001 primarily because of increased marketing margins. Oil revenue decreased $5.4 million (15%) because of the 20% decrease in oil prices, partially offset by the 5% increase in oil volumes.

      Excluding the derivative fair value (gain) loss, expenses for third quarter 2001 totaled $93.2 million, a 12% increase from third quarter 2000 expenses of $83.1 million. Production expense increased $6.8 million (32%) because of increased production, as well as higher maintenance and workover costs, and depreciation, depletion and amortization ("DD&A") increased $8.3 million (26%) because of acquisitions, increased production and higher drilling costs. Taxes, transportation and other decreased $3.4 million (21%) from the third quarter of 2000 primarily because of lower oil and gas pre-hedging revenues. The $3 million increase in exploration expense is primarily because of an exploratory dry hole drilled during third quarter 2001. General and administrative expense ("G&A") decreased $4.6 million (38%) primarily because of non-cash compensation of $5.8 million in third quarter 2000 related to performance share awards and other incentive compensation, partially offset by increased costs related to Company growth.

      The derivative fair value gain of $18 million in third quarter 2001 primarily reflects the effect of decreased natural gas prices during the period on the fair value of outstanding call options and the gas physical delivery contract with crude-oil based pricing. The derivative fair value loss of $8.5 million in the prior year quarter reflects the effect of increased prices during the period on the fair value of call options. These derivatives do not qualify for hedge, or loss deferral, accounting. See Note 4 to Consolidated Financial Statements.

      Interest expense decreased $7.6 million (37%) primarily because of a 15% decrease in weighted average debt outstanding, and a 25% decrease in the weighted average interest rate.

Nine Months Ended September 30, 2001 Compared with Nine Months Ended September 30, 2000

      Earnings available to common stock for the nine months ended September 30, 2001 were $207.6 million, compared with earnings of $65.4 million for the same 2000 period. Excluding a $44.6 million after-tax charge for adoption of the new derivative accounting principle, Statement of Financial Accounting Standards No. 133, an after-tax derivative fair value gain of $41.8 million, after-tax incentive compensation of $2.5 million and after-tax losses on property sales of $200,000, earnings available to common stock were $213.1 for the first nine months of 2001. Excluding a $23.3 million after-tax loss in derivative fair value, a $6.7 million after-tax expense for non-cash incentive compensation and a $22.6 million after-tax gain on significant property divestitures and investment in equity securities, earnings available to common stock for the first nine months of 2000 were $72.8 million.

      Operating income for the first nine months of 2001 was $435.7 million, a 237% increase from operating income of $129.2 million for the comparable 2000 period. Total revenues for the first nine months of 2001 were $655.5 million, or $260 million (66%) higher than revenues of $395.5 million for the first nine months of 2000. Gas and natural gas liquids revenues increased $258.8 million (88%) because of the 63% increase in gas prices and the 20% increase in gas volumes, partially offset by the 6% decrease in natural gas liquids prices and the 2% decrease in natural gas liquids volumes. Gas gathering, processing and marketing revenues increased $2.5 million (35%) primarily because of increased marketing margins. Oil revenue increased $1 million (1%) because of the 4% increase in oil volumes, largely offset by a 3% price decrease.

      Excluding the derivative fair value (gain) loss, expenses for the nine months ended September 30, 2001 totaled $284.1 million, or 23% above total expenses of $230.9 million for the first nine months of 2000. Production expense increased $20.5 million (33%) because of increased production, as well as higher maintenance, worker and fuel costs. DD&A increased $17 million (18%) primarily because of acquisitions, increased production and higher drilling costs. Taxes, transportation and other increased $13.1 million (33%) primarily because of higher oil and gas revenues. The $2.8 million increase in exploration expense is primarily attributable to an exploratory dry hole drilled during third quarter 2001. G&A decreased $700,000 (2%) primarily because of decreased non-cash compensation of $6.3 million related to performance share awards and other incentive compensation, largely offset by increased costs related to Company growth.

      The derivative fair value gain of $64.3 million in the first nine months of 2001 primarily reflects the effect of decreased natural gas prices during the year to date on the fair value of outstanding call options and the gas physical delivery contract with crude-oil based pricing. The derivative fair value loss of $35.4 million in the first nine months of 2000 reflects the effect of increased prices during the period on the fair value of call options. These derivatives do not qualify for hedge accounting. See Note 4 to Consolidated Financial Statements.

      Interest expense decreased $15.9 million (26%) primarily because of a 13% decrease in weighted average borrowings, a 14% decrease in the weighted average interest rate and an increase in capitalized interest. Gain on investment in equity securities was $13.3 million for the first nine months of 2000. This investment was sold in 2000.

Comparative Expenses per Mcf Equivalent Production

      The following are expenses on an Mcf equivalent (Mcfe) produced basis:

                                                                     Quarter Ended                 Nine Months Ended
                                                                     September 30,                   September 30,
                                                            ------------------------------   ------------------------------
                                                                                Increase                          Increase
                                                             2001     2000     (Decrease)     2001      2000     (Decrease)
                                                            ------   ------    -----------   ------    ------    ----------
      Production .......................................   $ 0.57    $  0.52       10%     $  0.59    $  0.52       13%

      Taxes, transportation and other ..................     0.26       0.39      (33%)       0.38       0.33       15%

      Depreciation, depletion and
           amortization (DD&A) .........................     0.81       0.77        5%        0.80       0.78        3%


      General and administrative (G&A) (a) .............     0.15       0.15       --         0.16       0.14       14%

      Interest .........................................     0.26       0.50      (48%)       0.32       0.50      (36%)

_______________________

      (a)   Excludes stock incentive compensation

      The following are the primary reasons for variances of expenses on an Mcfe basis:

      Production- Increased production expense is because of higher fuel, compression, maintenance and labor costs.

      Taxes, transportation and other- Decreased taxes, transportation and other expense for the quarter is because of lower pre-hedging product prices. Increased taxes, transportation and other expense for the nine-month period is because of higher pre-hedging product prices for the year to date.

      DD&A- Increased DD&A is because of increased acquisition and development costs per Mcfe.

      G&A- Increased G&A for the nine-month period is the result of increased personnel and other costs caused by Company growth.

      Interest- Decreased interest expense is because of increased production, coupled with a reduction in debt, lower interest rates and increased capitalization of interest related to the 2001 development program.

Liquidity and Capital Resources
-------------------------------

Cash Flow and Working Capital

      Cash provided by operating activities was $447.3 million for the first nine months of 2001 compared with $257.8 million for the same 2000 period. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) increased 101% from $207.4 million for the first nine months of 2000 to $416.1 million for the same 2001 period. Increased cash flow is primarily because of increased production and prices.

      During the nine months ended September 30, 2001, cash provided by operating activities of $447.3 million, bank borrowings of $523 million, officer loan repayments of $6.5 million, proceeds related to stock option exercises of $14.3 million and sale of property and equipment of $200,000 were used to fund net property acquisitions, development costs and other net capital additions of $483.4 million, debt payments of $482 million, dividends of $3.2 million and treasury stock purchases and other financing activities of $25 million. The resulting decrease in cash and cash equivalents for the period was $2.3 million.

      Other significant changes in current assets during the first nine months of 2001 were a $104.7 million increase in derivative fair value and a $17.1 million decrease in deferred income tax benefit primarily related to the shift from a derivative fair value loss position on call options at year-end to a derivative gain at September 30, 2001 because of lower gas prices. There was also a $48.7 million decrease in accounts receivable related to lower product prices and the timing of cash receipts. Total current liabilities decreased $2.2 million during the first nine months of 2001, primarily because of a $29.2 million decrease in derivative fair value liabilities and an $18.1 million decrease in accounts payable and payable to royalty trust related to the decline in natural gas prices, and a $7.8 million decrease in other current liabilities related to deferred revenue amortization. These decreases were largely offset by a $19.2 million increase in current income taxes payable and a $33.7 million increase in current deferred income tax liability related to the current portion of the derivative fair value gain.

Acquisitions and Development

      Exploration and development expenditures for the first nine months of 2001 were $273.5 million, compared with $95.9 million for the first nine months of 2000. Originally budgeted at $250 million, 2001 exploration and development expenditures are currently expected to exceed $350 million. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

      Through the first nine months of 2001, the Company participated in drilling 218 gas and 28 oil wells, and performing 399 workovers. Most of these projects have met or exceeded management expectations. Workovers were focused on recompletions, artificial lift and wellhead compression.

      Drilling activity during the first nine months of 2001 was concentrated in East Texas, Arkoma and the San Juan Basin. In East Texas, 38 wells were completed and an additional 37 wells are in progress. The Company expects to drill an additional 31 wells by year end. The Company has 61 workovers completed or in progress in East Texas. The Company has focused its East Texas efforts in the Freestone Trend where 50 wells have been drilled. Construction has begun of a 25-mile pipeline connecting the major fields in the Freestone Trend and is expected to be completed in December 2001.

      In Arkoma, the Company completed 44 wells and plans to drill a total of 70 wells by year end. The Company also plans to complete 135 workovers by year end, of which 99 were completed or in progress at September 30, 2001.

      In the San Juan Basin, the Company completed 24 wells and 12 wells were in progress at September 30, 2001. An additional seven wells are expected to be drilled by year-end. A total of 175 workovers were either completed or in progress. The Company has also been active in the Mid-Continent area where 35 wells were completed and four wells are in progress and 60 workovers were either completed or in progress at quarter-end.

      The Company continued oil development projects in the Permian Basin during the first nine months of 2001. Twenty-three wells were drilled, 19 of which were completed. Drilling of 14 additional wells is planned during 2001.

      In January 2001, the Company acquired primarily gas-producing properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired primarily gas-producing properties in East Texas for $45 million from Miller Energy, Inc. and other owners. In August 2001, the Company acquired primarily undeveloped acreage in the Freestone area of East Texas for approximately $22 million. These purchases were funded through borrowings under existing bank lines and are subject to typical post-closing adjustments. A deposit of $11.6 million for the Herd Acquisition was funded in 2000.

      The Company's unused borrowing capacity of $290 million at September 30, 2001 under its revolving credit agreement is available for acquisitions and development.

Debt and Equity

      As of September 30, 2001, long-term bank debt increased by $41 million from the balance at December 31, 2000. Debt was increased by borrowings to fund property acquisitions, less repayments from operating cash flow.

      Stockholders' equity at September 30, 2001 increased $288.8 million from year-end because of earnings of $207.6 million for the nine months ended September 30, 2001, a $77.3 million increase in accumulated other comprehensive income and an increase in additional paid-in capital of $20.3 million related to exercise of stock options and issuance of performance shares. These increases were partially offset by treasury stock purchases of $13.2 million and common stock dividends declared of $3.2 million.

Common Stock Dividends

      In August 2001, the Board of Directors declared a third quarter common stock dividend of $0.01 per share that was paid in October.

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

Accounting Pronouncements
-------------------------

       In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, which is required to be adopted for fiscal years beginning after June 15, 2002. The statement amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The effect of the Company's adoption of SFAS No. 143 has not been determined, but is currently not expected to be material.

       In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is required to be adopted for fiscal years beginning after December 15, 2001. The statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. With this pronouncement, the FASB establishes a single accounting model for long-lived assets to be disposed of by sale. SFAS No. 144 also resolves several implementation issues related to SFAS No. 121. The effect of the Company's adoption of SFAS No. 144 has not been determined, but is currently not expected to be material.

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

Interest Rate Risk

       The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At September 30, 2001, the Company's variable rate debt had a carrying value of $510 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $309 million. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2001, the fair value of the Company's fixed rate debt would change by approximately $15 million.

       The Company has entered into an agreement with a bank to reduce the interest rate on $21.6 million face value of its subordinated debt to a variable interest rate based on three-month LIBOR rates. As of September 30, 2001, the fair value gain of this derivative financial instrument was $3.9 million. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2001, the fair value of this agreement would change by approximately $1.3 million.

Commodity Price Risk

       The Company hedges a portion of the market risks associated with its crude oil and natural gas sales. As of September 30, 2001, outstanding gas futures contracts and swap agreements had a fair value gain of $119.8 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $37.4 million in the fair value of these financial instruments at September 30, 2001. Because these gas futures contracts and swap agreements are designated hedge derivatives, change in their fair value is reported as a component of other comprehensive income until the time related sale of production occurs. At that time, the hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

       In conjunction with its hedging activities, the Company sold call options to sell future gas production at certain ceiling prices. As of September 30, 2001, these options had a fair value loss of $7.5 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $2.7 million in the fair value of these options. Changes in the fair value of these options are recognized in the consolidated income statements since they do not qualify for hedge accounting.

       The Company has entered a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract is priced based on crude oil, which is not clearly and closely associated with natural gas prices, it must be accounted for as a non-hedge derivative financial instrument under SFAS No. 133 beginning January 1, 2001. See Note 4 to Consolidated Financial Statements. The fair value loss on this contract at September 30, 2001 was $38.4 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $12.9 million in the fair value of this contract, while a 10% change in crude oil prices would result in a change of approximately $9.1 million.

                                                      PART II. OTHER INFORMATION


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

      In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas producers, overriding royalty owners, working interest owners and state taxing authorities either from whom defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case (see Note 3 to Consolidated Financial Statements); however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. No amount of damages has been specified in the complaint. In September 2001, the Company filed a motion to dismiss the lawsuit, which is currently pending. While the Company is unable to estimate any possible loss or predict the outcome of this case, it believes these claims are without merit and intends to vigorously defend this suit. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

Items 2. through 5.

      Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

               Exhibit Number
               and Description                                                           Page
               ---------------                                                          ------
               3.1   Restated Certificate of Incorporation, dated August 22,
                     2001 (incorporated by reference to Exhibit 4.1 to
                     Registration Statemen0t on Form S-3, File No. 333-71762)

               10.1* Form of Agreement for Grant of Performance Shares
                     (relating to change in control) between the Company and each of Bob R. Simpson and Steffen E. Palko dated February
                     20, 2001

               10.2*  Form of Agreement for Grant of Performance Shares
                     (relating to change in control) between the Company and each of Louis G. Baldwin, Keith A. Hutton and Vaughn O.
                     Vennerberg II dated February 20, 2001

               10.3 * Amendment to Agreement for Grant of Performance Shares (relating to change in control) between the Company and Bob R. Simpson dated May 24, 2001

               10.4 * Amendment to Agreement for Grant of Performance Shares (relating to change in control) between the Company and Steffen E. Palko dated May 24, 2001

               10.5 * Amendment to Agreement for Grant of Performance Shares (relating to change in control) between the Company and Louis G. Baldwin dated May 24, 2001

               10.6 * Amendment to Agreement for Grant of Performance Shares (relating to change in control) between the Company and Keith A. Hutton dated May 24, 2001

               10.7 * Amendment to Agreement for Grant of Performance Shares (relating to change in control) between the Company and Vaughn O. Vennerberg II dated May 24, 2001

               11 Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

               15       Letter re unaudited interim financial information

                        15.1     Awareness letter of Arthur Andersen LLP

                    *   Management contract or compensatory plan

(b)  Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      XTO ENERGY INC.


Date: November 8, 2001

                                      By       /s/ LOUIS G. BALDWIN
                                        ----------------------------------------
                                                   Louis G. Baldwin
                                                Executive Vice President
                                               and Chief Financial Officer
                                               (Principal Financial Officer)



                                      By       /s/ BENNIE G. KNIFFEN
                                        ----------------------------------------
                                                   Bennie G. Kniffen
                                           Senior Vice President and Controller
                                                (Principal Accounting Officer)