Form 10-K
period 2001-12-31
XTO ENERGY INC
filed 2002-04-01
CIK 868809

                                     2001

================================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-K

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended  December 31, 2001
                                            -----------------
                                      OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                       Commission File Number:  1-10662
                                                -------

                                XTO Energy Inc.
            (Exact name of registrant as specified in its charter)

          Delaware                                             75-2347769
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas                 76102
-------------------------------------------------               ----------
    (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code (817) 870-2800
                                                          --------------

          Securities registered pursuant to Section 12(b) of the Act:

                               Title of Each Class
               -------------------------------------------------
               Common Stock, $.01 par value, including preferred
                              stock purchase rights

                   Name of Each Exchange on Which Registered
                   -----------------------------------------
                             New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to be the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the Common Stock held by nonaffiliates of the Registrant as of March 15, 2002 was approximately $2,249,000,000

 Number of Shares of Common Stock outstanding as of March 1, 2002 - 123,896,389

                       DOCUMENTS INCORPORATED BY REFERENCE
                        (To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2002.

================================================================================

                                 XTO ENERGY INC.
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS
   Item                                                                   Page
   ----                                                                   ----

                                         Part I
1. and 2. Business and Properties ........................................    1
   3.   Legal Proceedings ................................................   16
   4.   Submission of Matters to a Vote of Security Holders ..............   17

                                       Part II

   5.   Market for Registrant's Common Equity and Related Stockholder
          Matters ........................................................   18
   6.   Selected Financial Data ..........................................   19
   7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations ......................................   21
   7A.  Quantitative and Qualitative Disclosures about Market Risk .......   33
   8.   Financial Statements and Supplementary Data ......................   35
   9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure .......................................   35

                                      Part III

  10.   Directors and Executive Officers of the Registrant ...............   35
  11.   Executive Compensation ...........................................   35
  12.   Security Ownership of Certain Beneficial Owners and Management ...   35
  13.   Certain Relationships and Related Transactions ...................   35

                                       Part IV

  14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K ...  36

                                     PART I

Items 1. and 2. BUSINESS AND PROPERTIES

General

      XTO Energy Inc. and its subsidiaries ("the Company") are engaged in the acquisition, development, exploitation and exploration of producing oil and gas properties, and in the production, processing, marketing and transportation of oil and natural gas. The Company was formerly known as Cross Timbers Oil Company and changed its name to XTO Energy Inc. in June 2001. The Company has grown primarily through acquisitions of proved oil and gas reserves, followed by development and exploitation activities and strategic acquisitions of additional interests in or near such acquired properties. Growth for the next year or more is expected to be primarily internally generated and will be supplemented by incremental acquisitions.

      The Company's proved reserves are principally located in relatively long-lived fields with well-established production histories concentrated in the East Texas Basin, the Arkoma Basin of Arkansas and Oklahoma, the San Juan Basin of northwestern New Mexico, the Hugoton Field of Oklahoma and Kansas, the Anadarko Basin of Oklahoma, the Green River Basin of Wyoming, the Permian Basin of West Texas and New Mexico, the Middle Ground Shoal Field of Alaska's Cook Inlet and the Colquitt, Logansport and Oaks Fields of Louisiana.

      The Company's estimated proved reserves at December 31, 2001 were 54 million barrels ("Bbls") of oil, 2.2 trillion cubic feet ("Tcf") of natural gas and 20.3 million Bbls of natural gas liquids, based on December 31, 2001 prices of $17.39 per Bbl for oil, $2.36 per thousand cubic feet ("Mcf") for gas and $8.70 per Bbl for natural gas liquids. Approximately 67% of December 31, 2001 proved reserves, computed on a gas energy equivalent ("Mcfe") basis, were proved developed reserves. Increased proved reserves during 2001 were primarily the result of acquisitions and development and exploitation activities, partially offset by production. During 2001, the Company's daily average production was 13,637 Bbls of oil, 416,927 Mcf of gas and 4,385 Bbls of natural gas liquids. Fourth quarter 2001 daily average production was 13,761 Bbls of oil, 455,070 Mcf of gas and 4,567 Bbls of natural gas liquids.

      The Company's properties have relatively long reserve lives and highly predictable production profiles. Based on December 31, 2001 proved reserves and projected 2002 production, the average reserve-to-production index of the Company's proved reserves is 14.8 years. In general, these properties have extensive production histories and production enhancement opportunities. While the properties are geographically diversified, the major producing fields are concentrated within core areas, allowing for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. As of December 31, 2001, the Company owned interests in 7,301 gross (3,911 net) wells, and it operated wells representing 94% of the present value of cash flows before income taxes (discounted at 10%) from estimated proved reserves. The high proportion of operated properties allows the Company to exercise more control over expenses, capital allocation and the timing of development and exploitation activities in its fields.

      The Company has generated a substantial inventory of approximately 1,250 potential development drilling locations within its existing properties (of which 821 have been attributed proved undeveloped reserves) to support future net reserve additions. Estimated net potential reserves related to unbooked development drilling locations exceed 1.5 Tcf equivalent. Drilling plans are dependent upon product prices and the availability of drilling equipment.

      The Company employs a disciplined acquisition program refined by senior management to augment its core properties and expand its reserve base. Its engineers and geologists use their expertise and experience gained through the management of existing core properties to target properties to be acquired with similar geological and reservoir characteristics.

      The Company operates gas gathering systems in East Texas, the Arkoma Basin of Arkansas and Oklahoma, the Hugoton Field of Kansas and Oklahoma, and Major County, Oklahoma. It also operates a gas processing plant in the Hugoton Field. Gas gathering and processing operations are only in areas where the Company has production and are considered activities which add value to its natural gas production and sales operation.

      The Company markets its gas production and the gas output of its gathering and processing systems. A large portion of natural gas is processed and the resultant natural gas liquids are marketed by unaffiliated third parties. The Company uses fixed price physical sales contracts and futures, forward sales contracts and other price risk management instruments to hedge pricing risks. See "Delivery Commitments" and Part II, Item 7A.

History of the Company

      The Company was incorporated in Delaware in 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. Its initial public offering of common stock was completed in May 1993.

      During 1991, the Company formed Cross Timbers Royalty Trust by conveying a 90% net profits interest in substantially all of the royalty and overriding royalty interests then owned in Texas, New Mexico and Oklahoma, and a 75% net profits interests in seven nonoperated working interest properties in Texas and Oklahoma. Cross Timbers Royalty Trust units are listed on the New York Stock Exchange under the symbol "CRT." From 1996 to 1998, the Company purchased 1,360,000, or 22.7%, of the outstanding units. The Board of Directors has authorized the purchase of up to two million, or 33%, of the outstanding units. In June 1998, the Company and Cross Timbers Royalty Trust filed a registration statement with the Securities and Exchange Commission to register the Company's 1,360,000 units for sale in a public offering. The registration statement was filed in anticipation of improving commodity prices and related market conditions for oil and gas equities. The registration statement was amended in June 2001.

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

Business Strategy

      The primary components of the Company's business strategy are:

            .     acquiring long-lived, operated oil and gas properties,

            . increasing production and reserves through aggressive management of operations and through development, exploitation and exploration activities, and

            . retaining management and technical staff that have substantial experience in the Company's core areas.

      Acquiring Long-Lived, Operated Properties. The Company seeks to acquire long-lived, operated producing properties that:

            . contain complex multiple-producing horizons with the potential for increases in reserves and production,

            . are in core operating areas or in areas with similar geologic and reservoir characteristics, and

            . present opportunities to reduce expenses per Mcfe through more efficient operations.

      The Company believes that the properties it acquires provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, workovers, behind-pipe completions, secondary recovery operations, new development wells and other development activities. The Company also seeks to acquire facilities related to gathering, processing, marketing and transporting oil and gas in areas where it owns reserves. Such facilities can enhance profitability, reduce costs, and provide marketing flexibility and access to additional markets. The ability to successfully purchase properties is dependent upon, among other things, competition for such purchases and the availability of financing to supplement internally generated cash flow.

      Increasing Production and Reserves. A principal component of the Company's strategy is to increase production and reserves through aggressive management of operations and low-risk development. The Company believes that its principal properties possess geologic and reservoir characteristics that make them well suited for production increases through drilling and other development programs. The Company has generated an inventory of approximately 1,250 potential drilling locations for this program. Additionally, the Company reviews operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying gathering and other surface facilities and conducting restimulations and recompletions. The Company may also initiate, upgrade or revise existing secondary recovery operations.

      Exploration Activities. During 2002, the Company plans to focus on exploration projects that are near currently owned productive fields. The Company believes that it can prudently and successfully add growth potential through exploratory activities given improved technology, its experienced technical staff and its expanded base of operations. The Company has allocated approximately $15 million of its $400 million 2002 development budget for exploration activities.

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

      Other Strategies. The Company may also acquire working interests in producing properties that it will not operate if such interests otherwise meet its acquisition criteria. The Company attempts to acquire nonoperated interests in fields where the operators have a significant interest to protect, including potential undeveloped reserves that will be exploited by the operator. The Company may also acquire nonoperated interests in order to ultimately accumulate sufficient ownership interests to operate the properties.

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

      Business Goals. In December 2001, the Company announced its strategic goal for 2002 of increasing gas production by 20% over 2001 levels and increasing all production, including oil and natural gas liquids, by approximately 15% on an Mcfe basis. The Company reiterated its goal to increase proved reserves to 3
Tcf equivalent at year-end 2002. To achieve these growth targets, the Company plans to drill about 295 (240 net) development wells and perform approximately 515 (408 net) workovers and recompletions in 2002. Approximately 90% of these planned wells are classified as proved undeveloped reserves on the Company's current reserve report.

      The Company has budgeted $400 million for its 2002 development drilling programs, which is expected to be funded primarily by cash flow from operations. The Company plans to spend about 65% of the development budget in East Texas and about 20% in aggregate in the Arkoma and San Juan Basins, and the balance evenly allocated to Alaska, Permian Basin and Hugoton Royalty Trust properties. Exploration expenditures are expected to be approximately 4% of the 2002 budget. Costs of any property acquisitions during 2002 may reduce the amount currently budgeted for development and exploration. The Company may reevaluate its budget and drilling programs in the event of significant changes in oil and gas prices to focus on opportunities offering the highest rates of return. The Company's ability to achieve these production and proved reserves goals will depend on the success of these planned drilling programs or, if property acquisitions are made in place of a portion of the drilling program, the success of those acquisitions.

Acquisitions

      During 1997, the Company acquired predominantly gas-producing properties for a total cost of $256 million. The Amoco Acquisition, the largest of these acquisitions, closed in December 1997 at an adjusted purchase price of $195 million, including five-year warrants to purchase 2.1 million shares of the Company's common stock at a price of $6.70 per share. This acquisition consisted primarily of operated properties in the San Juan Basin of New Mexico. In May 1997, the Company acquired properties in Oklahoma, Kansas and Texas for an adjusted purchase price of $39 million. The Company purchased an additional 370,500 units, or 6%, of the Cross Timbers Royalty Trust units at a cost of $5.4 million. The 1997 acquisitions increased proved reserves by approximately 3.2 million Bbls of oil, 248 Bcf of natural gas and 13.9 million Bbls of natural gas liquids.

      During 1998, the Company acquired oil- and gas-producing properties for a total cost of $340 million. The East Texas Basin Acquisition was the largest of these acquisitions. The purchase closed in April 1998 at a price of $245 million, which was reduced to $215 million by a $30 million production payment sold to EEX Corporation. In September 1998, the Company acquired oil-producing properties in the Middle Ground Shoal Field of Alaska's Cook Inlet in exchange for 4.3 million shares of the Company's common stock along with certain price guarantees and a non-interest bearing note payable of $6 million, resulting in a total purchase price of $45 million. The Company also acquired primarily gas-producing properties in northwest Oklahoma and the San Juan Basin of New Mexico for an estimated purchase price of $31 million. The 1998 acquisitions increased reserves by approximately 16.3 million Bbls of oil and 311.3 Bcf of natural gas.

      Many of the properties acquired from 1996 through 1998 in Kansas, Oklahoma and Wyoming are subject to the 80% net profits interest conveyed to Hugoton Royalty Trust. The Company sold 45.7% of its Hugoton Royalty Trust units in 1999 and 2000.

      In 1999, the Company and Lehman Brothers Holdings, Inc. acquired the common stock of Spring Holding Company, a private oil and gas company, for a combination of cash and XTO Energy's common stock totaling $85 million. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. In September 1999, the Company acquired Lehman's 50% interest in Spring for $44.3 million. This acquisition included oil and gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $235 million. After purchase accounting adjustments and other costs, the cost of the properties was $257 million. The Company also acquired, with Lehman as 50% owner, Arkoma Basin properties from affiliates of Ocean Energy, Inc. for $231 million. The Company acquired Lehman's interest in the Ocean Energy Acquisition in March 2000 for $111 million. The 1999 acquisitions, including Lehman's 50% interest in the Spring and Ocean Energy acquisitions, increased reserves by approximately 2.8 million Bbls of oil and 494.7 Bcf of natural gas.

      During 2000, the Company acquired oil- and gas-producing properties for a total cost of $32 million, including $11 million paid to Lehman in March 2000 in excess of its investment in the Ocean Energy Acquisition. There were no individually significant acquisitions in 2000.

      During 2001, the Company acquired predominantly gas-producing properties for a total cost of $242 million. In January 2001, the Company acquired gas properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired gas properties in East Texas for $45 million from Miller Energy, Inc. and other owners. In August 2001, the Company acquired primarily underdeveloped acreage in the Freestone area of East Texas for approximately $22 million. The 2001 acquisitions increased reserves by approximately 248.3 Bcf of natural gas, approximately 50% of which were proved undeveloped.

Significant Properties

      The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by major operating areas at December 31, 2001:

                                                                  Proved Reserves
                                              ----------------------------------------------------------         Discounted
(in thousands)                                                               Natural Gas    Natural Gas         Present Value
                                                  Oil             Gas          Liquids      Equivalents       before Income Tax
                                                (Bbls)           (Mcf)         (Bbls)          (Mcfe)         of Proved Reserves
                                              ------------  -------------   ------------   -------------  -------------------------
East Texas.................................          4,136      1,175,871             --       1,200,687  $     871,085       44.7%
Arkoma Basin...............................             35        457,333             --         457,543        407,635       20.9%
Hugoton Royalty Trust (a)..................          2,421        298,164             --         312,690        232,655       11.9%
San Juan Basin.............................          1,413        253,784         20,299         384,056        182,211        9.4%
Permian Basin..............................         30,233         31,985             --         213,383        173,382        8.9%
Alaska Cook Inlet..........................         14,284             --             --          85,704         55,537        2.9%
Cross Timbers Royalty Trust (b)............          1,374         11,414             --          19,658         16,882        0.9%
Other......................................            153          6,927             --           7,845          8,054        0.4%
                                              ------------  -------------   ------------   -------------  -------------   ---------

Total......................................         54,049      2,235,478         20,299       2,681,566  $   1,947,441      100.0%
                                              ============  =============   ============   =============  =============   =========

(a) Includes 1,658,000 Bbls of oil and 204,123,000 Mcf of gas and discounted present value before income tax of $159,275,000 related to the Company's ownership of approximately 54% of Hugoton Royalty Trust units at December 31, 2001.

(b) Includes 605,000 Bbls of oil and 7,305,000 Mcf of gas and discounted present value before income tax of $9,974,000 related to the Company's ownership of approximately 23% of Cross Timbers Royalty Trust units at December 31, 2001.

East Texas Area

      The Company acquired most of its producing properties in the East Texas area in 1998 with the purchase of 251 Bcfe of reserves in eight major fields. These properties are located in East Texas and northwestern Louisiana and produce primarily from the Rodessa, Travis Peak, Cotton Valley sandstone, Bossier sandstone and Cotton Valley limestone formations between 7,000 feet and 13,000 feet. Development in the East Texas area has more than doubled reserves since acquisition and the Company now has an interest in more than 132,000 gross acres. The Company owns an interest in 872 gross (831.5 net) wells which it operates and 61 gross (9.1 net) wells operated by others. The Company also owns the related gathering facilities.

      Freestone Trend

      The Freestone Trend area is located in the western shelf of the East Texas Basin in Freestone, Robertson, Limestone and Leon counties. This area includes the Freestone, Bald Prairie, Farrar, Dew and Luna fields and was the Company's most active gas development area in 2001, where 84 gross (74.4 net) gas wells were drilled and 25 workovers were performed. Initial development was concentrated in the Travis Peak formation, but is now focused on multi-pay development of the deeper horizons including the Cotton Valley and Bossier sandstones, and Cotton Valley limestone. A 27-mile pipeline system was completed in January 2002 which connected the major fields and will allow multiple exit points for marketing. Currently testing at about 140 MMcf per day, the Company's gathering capacity will be increased to more than 400 MMcf per day. The Company plans to continue its expansion efforts in this area by drilling approximately 134 wells in 2002.

      Willow Springs Field

      This Gregg County field has been another target area in the East Texas development program. Willow Springs wells produce from both the Travis Peak and Cotton Valley sandstones at depths ranging from 8,500 feet to 10,500 feet. Development has included deeper drilling to the less exploited Cotton Valley sandstones and commingling the shallower Travis Peak zone. The Company drilled 16 wells and performed 5 workovers in 2001 and plans to drill an additional 10 wells in 2002.

      Other East Texas Fields

      Other fields in East Texas include Opelika, Tri-Cities, Whelan, North Lansing and Logansport which provide opportunities for field extensions and infill drilling. In 2001, the Company drilled four wells in the Logansport field and performed 35 workovers in these fields. In 2002, the Company plans to perform 26 workovers.

      Arkoma Basin Area

      During 1999, the Company acquired 480 Bcfe of reserves and a gas gathering system in the Arkoma Basin of Arkansas and Oklahoma. The Arkoma Basin, discovered in the 1920s, extends from central Arkansas into southeastern Oklahoma and is known for shallow production decline rates, multiple formations and complex geology. The Company controls 40% of Arkansas production from the Arkoma Basin and is the largest natural gas producer in Arkansas with over 500,000 gross acres of leasehold. The Company owns an interest in 885 gross (624.3 net) wells which it operates and 657 gross (120.4 net) wells operated by others. Of these wells, 136 gross (90.8 net) operated wells and 77 gross (15.1 net) nonoperated wells are dual completions. During 2001, the Company drilled 70 wells and completed 132 workovers, 36 of which were stimulation/recompletions and 75 of which were wellhead compressor installations. The Company's properties can be separated into three distinct areas which are the Arkansas Fairway trend, the Arkansas Overthrust trend and the Oklahoma Cromwell/Atoka trend.

      Arkansas Fairway Trend

      The Arkansas Fairway trend comprises multiple sandstones at depths ranging from 2,500 to 7,500 feet in the Atoka and Morrow intervals. In 2001, the Orr and Hale sandstones were targets for the Company's drilling in the Aetna, Silex and Cecil fields where 33 wells were drilled and 40 workovers were performed. Drilling was concentrated in the Aetna field and compression and gathering were upgraded. The Company also continued development of the Silex field into the deeper Boone and Penters intervals and began redevelopment of the Cecil field using methods similar to those used in the Aetna field. In 2002, the Company plans to drill 32 wells.

      Arkansas Overthrust Trend

      The Arkansas Overthrust trend area, located south of the Arkansas Fairway Trend , typically has multiple thrust faults that created isolated reservoirs. Production is found at varying depths, ranging from 3,500 to 7,500 feet. This extremely complex geology requires an ongoing process to develop the best exploitation opportunities. The use of electric imaging logs has enhanced the process of identifying new well locations. The Company drilled 21 wells in this area in 2001 and completed 88 workovers. In 2002, it plans to drill 13 wells.

      Oklahoma Cromwell/Atoka Trend

      The Oklahoma Cromwell/Atoka trend of southeastern Oklahoma was originally developed in the 1970s targeting the Cromwell sandstones, with the Atoka and Wapanuka limestones as secondary objectives. Development activities were concentrated in the Ashland and South Pine Hollow Fields where 16 wells were drilled and 4 workovers were performed in 2001. The Company also completed a 3-D seismic survey of the South Pine Hollow Field. In 2002, there will be approximately 10 wells drilled in this area.

Hugoton Royalty Trust Areas

      A substantial portion of properties in the Mid-Continent area, the Hugoton area and the Green River Basin of the Rocky Mountains are subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust as of December 1998. The Company sold 45.7% of its Hugoton Royalty Trust units in 1999 and 2000.

      Mid-Continent Area

      The Company is one of the largest producers in the Major and Woodward counties, Oklahoma area of the Anadarko Basin. It operates 562 gross (487.1 net) wells and has an interest in 141 gross (37.1 net) wells operated by others. Oil and gas were first discovered in the Major County area in 1945. The fields in the Major and Woodward counties area are characterized by oil and gas production from a variety of structural and stratigraphic traps. Productive zones range from 6,500 to 9,400 feet and include the Oswego, Red Fork, Inola, Chester, Manning, Mississippian, Hunton and Arbuckle formations.

      Development in the Major County area focuses on mechanical improvements, restimulations and recompletions to shallower zones and development drilling. During 2001, the Company participated in the drilling of 16 gross (10.5 net) wells in the northwestern portion of the county, targeting the Mississippian formation. The Company has budgeted six drill wells in Major County for 2002. The Company was also very active in Woodward County, Oklahoma, where 17 gross (14.3 net) wells were drilled which targeted the Chester formation. In 2002, the Company plans to drill up to 12 wells.

      The Company operates a gathering system and pipeline in the Major County area. The gathering system collects gas from over 400 wells through 300 miles of pipeline in the Major County area. The gathering system has current throughput of approximately 21,000 Mcf per day, 70% of which is produced from Company-operated wells. Estimated capacity of the gathering system is 40,000 Mcf per day. Gas is delivered to a processing plant owned and operated by a third party, and then transmitted by a 26-mile Company-operated pipeline to connections with other pipelines.

      Hugoton Area

      The Hugoton Field, discovered in 1922, covers parts of Texas, Oklahoma and Kansas and is the largest gas field in North America with an estimated five million productive acres. The Company owns an interest in 376 gross (352.5 net) wells that it operates and 79 gross (18.3 net) wells operated by others.

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

      While much of the Kansas portion of the Hugoton Field has been infill drilled on 320-acre spacing, the Company believes that there are up to 35 additional potential infill drilling locations. In July 1998, Oklahoma regulations were amended to increase allowable production in the Oklahoma panhandle from 150 MMcf per day to 450 MMcf per day which lifted curtailment in this area. During 2001, development of the Hugoton area included successful recompletions to the Towanda formation. The Company also embarked on a pilot project to test new restimulation techniques in the Chase intervals. Twenty-seven of these restimulations were completed in 2001. The Company plans to perform seven Towanda completions and 46 Chase restimulations during 2002.

      Green River Basin

      The Green River Basin is located in southwestern Wyoming. The Company has interests in 185 gross (183.5 net) wells that it operates and 31 gross (4.1 net) wells operated by others in the Fontenelle Field area. Gas production began in the Fontenelle area in the early 1970s and the producing reservoirs are the Cretaceous Frontier, Baxter and Dakota sandstones at depths ranging from 7,500 to 10,000 feet. Development potential for the fields in this area include deepening and opening new producing zones in existing wells, drilling new wells and adding compression to lower line pressures. During 2001, the Company drilled 6 gross (6.0 net) wells in the Fontenelle Unit.

San Juan Basin Area

      The San Juan Basin of northwestern New Mexico and southwestern Colorado contains the second largest natural gas reserves in North America. The Company acquired most of its interests in the San Juan Basin in December 1997 with the purchase of approximately 290 Bcfe from Amoco Corporation. The Company owns an interest in 719 gross (578.7 net) wells that it operates and 358 gross (85.9 net) wells operated by others. Of these wells, 86 gross (74.6 net) operated wells and 6 gross (0.5 net) nonoperated wells are dual completions. In 2001, the Company participated in the drilling of 45 wells and completed 190 workovers. Drilling focused on the Fruitland Coal and Pictured Cliffs formations at shallow intervals of 3,000 feet or less and the Mesaverde and Dakota formations at depths of 3,000 to 7,500 feet. During 2002, the Company plans to drill 48 wells and perform 190 workovers and recompletions including installation of as many as 100 wellhead compressors and 45 pumping units.

      Fruitland Coal and Pictured Cliffs Formations

      The Company has centered its Fruitland Coal development efforts on trend extensions. Its coalbed methane play, first pursued in the San Juan Basin in the 1980s, is focused on the northwestern portion of the Basin surrounding the city of Farmington. The Company drilled nine Fruitland Coal and six Pictured Cliffs wells in 2001 and plans to drill an additional 12 wells and perform 20 workovers in 2002. Operators are seeking approval to reduce current spacing of coalbed methane wells from 320 acres to 160 acres. The Company anticipates that hearings on the request will be held in June 2002. If approved, the Company will add more than 60 potential well locations.

      Mesaverde and Dakota Formations

      Eighty-acre spacing was approved in January 2002 which will allow wells to be drilled with multiple zone targets. The Company has identified more than 200 potential well locations which will allow deeper drilling through the Dakota to the Burro Canyon and Morrison sandstones. The reduced spacing will generate significant future development opportunities and additional test wells are planned for 2002. In 2001, the Company drilled 19 Dakota and 11 Mesaverde wells. Thirty-six wells and 25 workovers are planned for 2002.

Permian Basin Area

      University Block 9. The University Block 9 Field is located in Andrews County, Texas and was discovered in 1953. The Company owns interests in 79 gross (73.3 net) wells that it operates. Productive zones are of Wolfcamp, Pennsylvanian and Devonian age and range from 8,400 to 10,000 feet. Development potential includes proper wellbore utilization, recompletions, infill drilling and improvement of waterflood efficiency.

      Initial development focused on the deeper Devonian formation leaving the shallower zones for the future. This field was the Company's most active oil development area during 2001, where the Company drilled 12 wells, including nine horizontal sidetrack wells. The Company also discovered a new Grayburg producing interval. During 2002, the Company plans to drill up to nine wells.

      Prentice Field. The Prentice Field is located in Terry and Yoakum counties, Texas. Discovered in 1950, the Prentice Field produces from carbonate reservoirs in the Clear Fork and Glorieta formations at depths ranging from 6,800 to 7,700 feet. The Prentice Field has been separated into several waterflood units for secondary recovery operations. The Prentice Northeast Unit was formed in 1964 with waterflood operations commencing a year later. Development potential exists through infill drilling and improvement of waterflood efficiency. Tertiary recovery potential also exists through carbon dioxide flooding.

      The Company has a 91.5% working interest in 198 wells in the Prentice Northeast Unit. The Company also owns an interest in 81 gross (2.0 net) nonoperated wells. During 2001, the Company continued its 10-acre development drilling program by drilling 10 gross (9.1 net) vertical wells. During 2002, the Company plans to continue its expansion of the potential infill area by drilling as many as ten wells.

      Wasson Field. The Wasson Field, discovered in 1936, is located in Gaines and Yoakum counties, Texas and produces from the San Andres formation at depths ranging from 4,500 to 6,300 feet. The Cornell Unit was formed in 1965 and has development potential which exists through infill drilling and improvement of waterflood efficiency. The Company has a 68.3% working interest in the unit. In 2001, the Company drilled five 10-acre infill wells and began testing gas cap productivity on three wells. The Company plans to drill six wells in this area in 2002.

Alaska Cook Inlet Area

      In September 1998, the Company acquired a 100% working interest in two State of Alaska leases and the offshore installations in the Middle Ground Shoal Field of the Cook Inlet. The properties included 27 wells, two operated production platforms set in 70 feet of water about seven miles offshore, and a 50% interest in certain operated production pipelines and onshore processing facilities.

      Oil was discovered in the Cook Inlet in 1966 and, to date, more than 120 million barrels have been produced. The field is separated into East and West flanks by a crestal fault. Waterflooding of the East Flank has been successful, but the West Flank has not been fully developed or efficiently waterflooded. Production is primarily from multiple zones within Miocene-Oligocene-aged Tyonek formation between 7,000 feet and 10,000 feet subsea.

      In 2001, the Company completed a West Flank simulation study and began an East Flank study. Three wells were converted to injection and five horizontal high angle sidetrack wells were drilled in 2001. Three additional West Flank wells are planned for 2002.

Reserves

      The following are definitions of terms used in the following disclosures of oil and natural gas reserves:

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

      The following are estimated quantities of proved reserves and cash flows therefrom as of December 31, 2001, 2000 and 1999:

                                                                   December 31
                                                 ------------------------------------------------
(in thousands)                                       2001              2000              1999
                                                 ------------      ------------      ------------
Proved developed:
    Oil (Bbls) ............................            41,231            46,334            48,010
    Gas (Mcf) .............................         1,452,222         1,328,953         1,225,014
    Natural gas liquids (Bbls) ............            14,774            16,448            13,781
    Mcfe ..................................         1,788,252         1,705,645         1,595,760
Proved undeveloped:
    Oil (Bbls) ............................            12,818            12,111            13,593
    Gas (Mcf) .............................           783,256           440,730           320,609
    Natural gas liquids (Bbls) ............             5,525             5,564             4,121
    Mcfe ..................................           893,314           546,780           426,893
Total proved:
    Oil (Bbls) ............................            54,049            58,445            61,603
    Gas (Mcf) .............................         2,235,478         1,769,683         1,545,623
    Natural gas liquids (Bbls) ............            20,299            22,012            17,902
    Mcfe ..................................         2,681,566         2,252,425         2,022,653
Estimated future net cash flows:
    Before income tax .....................      $  3,756,602      $ 15,239,560      $  3,269,443
    After income tax ......................      $  2,876,728      $ 10,291,946      $  2,550,551
Present value of estimated future
  net cash flows, discounted at 10%:
    Before income tax .....................      $  1,947,441      $  7,748,632      $  1,765,936
    After income tax ......................      $  1,522,049      $  5,262,030      $  1,396,940

      Miller and Lents, Ltd., an independent petroleum engineering firm, prepared the estimates of the Company's proved reserves and the future net cash flow (and present value thereof) attributable to proved reserves at December 31, 2001, 2000 and 1999. As prescribed by the Securities and Exchange Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. Year-end 2001 realized prices used in the estimation of proved reserves were $17.39 per Bbl for oil, $2.36 per Mcf for gas and $8.70 per Bbl for natural gas liquids. See Note 15 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

      Estimated future net cash flows, and the 10% discounted present value, of year-end 2001 proved reserves are significantly lower than at year-end 2000 because of significantly higher product prices used in the estimation of year-end 2000 proved reserves. Year-end 2000 prices were $25.49 per Bbl for oil, $9.55 per Mcf for gas and $26.33 per Bbl for natural gas liquids. Based on assumed realized prices of $25.00 per Bbl for oil, $3.50 per Mcf for gas and $16.00 per Bbl for natural gas liquids, estimated proved reserves at December 31, 2001 would be 59.3 million Bbls of oil, 2.3 Tcf of natural gas and 22.3 million Bbls of natural gas liquids. Using these prices, the present value of estimated future cash flows, discounted at 10% and before income tax, would be $3.5 billion.

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

      During 2001, the Company filed estimates of oil and gas reserves as of December 31, 2000 with the U.S. Department of Energy on Form EIA-23. These estimates are consistent with the reserve data reported for the year ended December 31, 2000 in Note 15 to Consolidated Financial Statements, with the exception that Form EIA-23 includes only reserves from properties operated by the Company.

Exploration and Production Data

      For the following data, "gross" refers to the total wells or acres in which the Company owns a working interest and "net" refers to gross wells or acres multiplied by the percentage working interest owned by the Company. Although many wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to gas production.

Producing Wells

      The following table summarizes producing wells as of December 31, 2001, all of which are located in the United States:


                                        Operated Wells                Nonoperated Wells                  Total (a)
                                 ----------------------------   ----------------------------   ----------------------------
                                     Gross           Net            Gross           Net            Gross           Net
                                 -------------  -------------   ------------   -------------   ------------   -------------
Oil..........................              588          516.1          1,835           127.6            2,423         643.7
Gas .........................            3,525        2,988.6          1,353           278.7            4,878       3,267.3
                                 -------------  -------------   ------------   -------------    -------------  ------------

Total........................            4,113        3,504.7          3,188           406.3            7,301       3,911.0
                                 =============  =============   ============   =============    =============  ============

      (a) One gross (0.5 net) oil wells and 325 gross (201.2 net) gas wells are dual completions.

Drilling Activity

      The following table summarizes the number of wells drilled during the years indicated. As of December 31, 2001, the Company was in the process of drilling 85 gross (59.3 net) wells.

                                               Year Ended December 31
                             ------------------------------------------------------------
                                   2001                  2000                 1999
                             ----------------      ----------------      ----------------
                             Gross       Net       Gross       Net       Gross       Net
                             -----      -----      -----      -----      -----      -----
Development wells:
   Completed as-
      Oil wells .......         85       33.0         48       29.9         18        6.7
      Gas wells .......        282      200.3        172      114.6        128       91.2
   Non-productive .....         15        5.9          9        1.3          7        3.5
                             -----      -----      -----      -----      -----      -----
   Total ..............        382      239.2        229      145.8        153      101.4
                             -----      -----      -----      -----      -----      -----

Exploratory wells:
   Completed as-
      Oil wells .......          1        0.5          4        2.8         --         --
      Gas wells .......          4        2.3          1        0.5          1        1.0
   Non-productive .....          2        1.8          1        0.5         --         --
                             -----      -----      -----      -----      -----      -----
   Total ..............          7        4.6          6        3.8          1        1.0
                             -----      -----      -----      -----      -----      -----

Total (a) .............        389      243.8        235      149.6        154      102.4
                             =====      =====      =====      =====      =====      =====

      (a) Included in totals are 125 gross (16.5 net) wells in 2001, 66 gross (8.5 net) wells in 2000 and 44 gross (4.1 net) wells in 1999 drilled on nonoperated interests.

Acreage

      The following table summarizes developed and undeveloped leasehold acreage in which the Company owns a working interest as of December 31, 2001. Excluded from this summary is acreage related to royalty, overriding royalty and other similar interests.

                               Developed Acres (a)(b)      Undeveloped Acres
                               -----------------------     ------------------
                                 Gross          Net        Gross         Net
                               ---------      -------      ------      ------
Arkansas ................        519,646      226,363      25,537      18,906
Oklahoma ................        464,737      324,816      15,663       6,881
Texas ...................        270,212      177,531      29,610      25,302
New Mexico ..............        196,078      145,963       1,520       1,520
Kansas ..................         66,670       58,169          --          --
Wyoming .................         45,007       30,241       1,840       1,097
Other ...................         45,694       26,413       1,801       1,925
                               ---------      -------      ------      ------

Total ...................      1,608,044      989,496      75,971      55,631
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

Oil and Gas Sales Prices and Production Costs

      The following table shows the average sales prices per Bbl of oil (including condensate), Mcf of gas and per Bbl of natural gas liquids produced and the production expense and taxes, transportation and other expense per thousand cubic feet of gas equivalent ("Mcfe," computed on an energy equivalent basis of six Mcf to one Bbl):

                                                               Year Ended December 31
                                                         ------------------------------------
                                                           2001          2000          1999
                                                         --------      --------      --------
Sales prices:
   Oil (per Bbl) ..................................      $  23.49      $  27.07      $  16.94
   Gas (per Mcf) ..................................      $   4.51      $   3.38      $   2.13
   Natural gas liquids (per Bbl) ..................      $  15.41      $  19.61      $  11.80

Production expense per Mcfe .......................      $   0.57      $   0.53      $   0.53
Taxes, transportation and other expense per Mcfe ..      $   0.33      $   0.35      $   0.23

Delivery Commitments

      The Company contracted to sell to a single purchaser approximately 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. The Company terminated this contract in December 2001 in connection with the Enron Corporation bankruptcy filing. See Notes 7 and 8 to Consolidated Financial Statements.

      Under a production payment, the Company has committed to deliver 16.0 Bcf (13.0 Bcf net to the Company's interest) to the purchaser beginning approximately September 2006. Delivery of the committed volumes is in East Texas. See Note 8 to Consolidated Financial Statements.

      As partial consideration for an acquisition, the Company agreed to sell gas volumes ranging from 40,000 Mcf in 2000 to 35,000 Mcf in 2003 at specified discounts from index prices. Delivery of 20,000 Mcf per day of these volumes is from the San Juan Basin, with the remainder from the East Texas Basin.

      As part of an acquisition, the Company assumed a commitment to sell 6,800 Mcf of gas per day in Arkansas through April 2003 at prices which are adjusted by the monthly index price. The prices ranged from $0.44 to $1.44 per Mcf in 2001 and from $0.50 to $0.95 per Mcf in 2000.

      The Company has also entered fixed price contracts to sell physical daily gas volumes of 130,000 Mcf in January 2002, 100,000 Mcf from February through March 2002 and 30,000 Mcf from April through December 2002. See Note 8 to Consolidated Financial Statements.

      The Company's production and reserves are adequate to meet the above sales commitments.

Competition and Markets

      The Company faces competition from other oil and gas companies in all aspects of its business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Many of its competitors have substantially larger financial and other resources. Factors that affect the Company's ability to acquire producing properties include available funds, available information about the property and the Company's standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gathering systems. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels. Because of the long-lived, high margin nature of the Company's oil and gas reserves and management's experience and expertise in exploiting these reserves, management believes that it effectively competes in the market.

      The Company's ability to market oil and gas depends on many factors beyond its control, including the extent of domestic production and imports of oil and gas, the proximity of the Company's gas production to pipelines, the available capacity in such pipelines, the demand for oil and gas, and the effects of weather and state and federal regulation. The Company cannot assure that it will always be able to market all of its production or obtain favorable prices. The Company, however, does not currently believe that the loss of any of its oil or gas purchasers would have a material adverse effect on its operations.

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

Federal Regulation of Natural Gas

      The interstate transportation and sale for resale of natural gas is subject to federal regulation, including transportation rates charged and various other matters, by the Federal Energy Regulatory Commission ("FERC"). Federal wellhead price controls on all domestic gas were terminated on January 1, 1993, and none of the Company's gathering systems are currently subject to FERC regulation. The Company cannot predict the impact of future government regulation on any natural gas facilities.

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

Employees

      The Company had 742 employees as of December 31, 2001. None of the employees are represented by a union. Management considers its relations with its employees to be good.

Executive Officers of the Company

      The executive officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

      Bob R. Simpson, 53, was a co-founder of the Company with Mr. Palko and has been Chairman and Chief Executive Officer of the Company since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

      Steffen E. Palko, 51, was a co-founder of the Company with Mr. Simpson and has been Vice Chairman and President or held similar positions with the Company since 1986. Mr. Palko was Vice President - Reservoir Engineering (1984-1986) and Manager of Reservoir Engineering (1982-1984) of Southland Royalty Company.

      Louis G. Baldwin, 52, has been Executive Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

      Keith A. Hutton, 43, has been Executive Vice President - Operations or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

      Vaughn O. Vennerberg II, 47, has been Executive Vice President - Administration or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was employed by Cotton Petroleum Corporation (1984-
1986).

      Bennie G. Kniffen, 51, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

Item 3. LEGAL PROCEEDINGS

      A class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma in April 1998. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. The court has ordered that the parties enter into mediation, which should occur in the first half of 2002. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

      In October 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. The plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi- district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss the lawsuit, which was denied. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

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

      In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to the plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In

September 2001, the Company filed a motion to dismiss the lawsuit, which is currently pending. In February 2002, the Company and one of its subsidiaries were dismissed from the suit and another subsidiary of the Company was added. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

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

      No matters were submitted for a vote of security holders during the fourth quarter of 2001.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company's common stock is listed on the New York Stock Exchange and trades under the symbol "XTO." The following table sets forth quarterly high and low sales prices and cash dividends declared for each quarter of 2001 and 2000 (as adjusted for the three-for-two stock splits effected on September 18, 2000 and June 5, 2001):

                                                  High            Low           Dividend
                                               ----------      ----------      ----------
2001
First Quarter ..............................   $   20.633      $   12.542      $   0.0067
Second Quarter .............................       21.733          13.750          0.0100
Third Quarter ..............................       16.500          12.300          0.0100
Fourth Quarter .............................       19.300          13.250          0.0100

2000
First Quarter ..............................   $    5.944      $    3.361      $   0.0045
Second Quarter .............................        9.889           5.444          0.0045
Third Quarter ..............................       14.417           7.111          0.0067
Fourth Quarter .............................       19.333          11.167          0.0067

      The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Company's Board of Directors and will depend on the Company's financial condition, earnings and funds from operations, the level of its capital expenditures, dividend restrictions in its financing agreements, its future business prospects and other matters as the Board of Directors deems relevant. Furthermore, the Company's revolving credit agreement with banks restricts the amount of dividends to 25% of cash flow from operations, as defined, for the latest four consecutive quarterly periods. The Company's 9 1/4% and 8 3/4% senior subordinated notes also place certain restrictions on distributions to common stockholders, including dividend payments.

      On February 19, 2002, the Board of Directors declared a quarterly dividend of $.01 per share payable on April 15, 2002 to stockholders of record on March 28, 2002. On March 1, 2002, the Company had approximately 658 stockholders of record.

Item 6.  SELECTED FINANCIAL DATA

      The following table shows selected financial information for the five years ended December 31, 2001. Significant producing property acquisitions in each of the years presented, other than 2000, affect the comparability of year-to-year financial and operating data. See Items 1 and 2, Business and Properties, "Acquisitions." All weighted average shares and per share data have been adjusted for the three-for-two stock splits effected in March 1997, February 1998, September 2000 and June 2001. This information should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements at
Item 14(a).

(in thousands except production, per share and per unit data)

                                                      2001             2000             1999             1998          1997
                                                  -----------      -----------      -----------      -----------   -----------
Consolidated Income Statement Data
  Revenues:
    Oil and condensate .........................  $   116,939      $   128,194      $    86,604      $    56,164   $    75,223
    Gas and natural gas liquids ................      710,348          456,814          239,056          182,587       110,104
    Gas gathering, processing and marketing ....       12,832           16,123           10,644            9,438         9,851
    Other ......................................       (1,371)            (280)           4,991            1,297         3,094
                                                  -----------      -----------      -----------      -----------   -----------

    Total Revenues .............................  $   838,748      $   600,851      $   341,295      $   249,486   $   198,272
                                                  ===========      ===========      ===========      ===========   ===========

  Earnings (loss) available to common stock ....  $   248,816(a)   $   115,235(b)   $    44,964(c)   $(71,498) (d) $    23,905
                                                  ===========      ===========      ===========      ===========   ===========
  Per common share

    Basic ......................................  $      2.03(e)   $      1.08      $      0.43      $     (0.73)  $      0.27
                                                  ===========      ===========      ===========      ===========   ===========
    Diluted ....................................  $      2.00(e)   $      1.03      $      0.42      $     (0.73)  $      0.26
                                                  ===========      ===========      ===========      ===========   ===========

   Weighted average common shares outstanding ..      122,505          106,730          105,341           97,640        89,490
                                                  ===========      ===========      ===========      ===========   ===========

  Dividends declared per common share ..........  $    0.0367      $    0.0222      $    0.0178      $    0.0711   $    0.0667
                                                  ===========      ===========      ===========      ===========   ===========

Consolidated Statement of Cash Flows Data
  Cash provided (used) by:
    Operating activities .......................  $   542,615      $   377,421      $   133,301      $   (53,876)  $    95,918
    Investing activities .......................  $  (610,923)     $  (133,884)     $  (156,370)     $  (376,564)  $  (309,234)
    Financing activities .......................  $    67,680      $  (241,833)     $    16,470      $   438,957   $   213,195

Consolidated Balance Sheet Data

  Property and equipment, net ..................  $ 1,841,387      $ 1,357,374      $ 1,339,080      $ 1,050,422   $   723,836
  Total assets .................................  $ 2,132,327      $ 1,591,904      $ 1,477,081      $ 1,207,005   $   788,455
  Long-term debt ...............................  $   856,000      $   769,000      $   991,100      $   920,411   $   539,000
  Stockholders' equity .........................  $   821,050      $   497,367      $   277,817      $   201,474   $   170,243

Operating Data
  Average daily production:
    Oil (Bbls) .................................       13,637           12,941           14,006           12,598        10,905
    Gas (Mcf) ..................................      416,927          343,871          288,000          229,717       135,855
    Natural gas liquids (Bbls) .................        4,385            4,430            3,631            3,347           220
    Mcfe .......................................      525,062          448,098          393,826          325,390       202,609

  Average sales price:
    Oil (per Bbl) ..............................  $     23.49      $     27.07      $     16.94      $     12.21   $     18.90
    Gas (per Mcf) ..............................  $      4.51      $      3.38      $      2.13      $      2.07   $      2.20
    Natural gas liquids (per Bbl) ..............  $     15.41      $     19.61      $     11.80      $      7.62   $      9.66

  Production expense (per Mcfe) ................  $      0.57      $      0.53      $      0.53      $      0.53   $      0.59
  Taxes, transportation and other (per Mcfe) ...  $      0.33      $      0.35      $      0.23      $      0.25   $      0.22

  Proved reserves:
    Oil (Bbls) .................................       54,049           58,445           61,603           54,510        47,854
    Gas (Mcf) ..................................    2,235,478        1,769,683        1,545,623        1,209,224       815,775
    Natural gas liquids (Bbls) .................       20,299           22,012           17,902           17,174        13,810
    Mcfe .......................................    2,681,566        2,252,425        2,022,653        1,639,328     1,185,759

Other Data
  Operating cash flow (f) ......................  $   549,567      $   344,638      $   132,683      $    78,480   $    89,979
  Ratio of earnings to fixed charges (g) .......          7.7              2.8              1.9               --(h)        2.1

(a) Includes effect of pre-tax derivative fair value gain of $54.4 million, pre-tax non-cash incentive compensation of $9.6 million and an after-tax charge of $44.6 million for the cumulative effect of accounting change.

(b) Includes effect of pre-tax gain of $43.2 million on significant asset sales, pre-tax derivative fair value loss of $55.8 million and non-cash incentive compensation expense of $26.1 million.

(c) Includes effect of a $40.6 million pre-tax gain on sale of Hugoton Royalty Trust units.

(d) Includes effect of a $93.7 million pre-tax net loss on investment in equity securities and a $2 million pre-tax, non-cash impairment charge.

(e) Before cumulative effect of accounting change, earnings per share were $2.39 basic and $2.35 diluted.

(f) Defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense. Because of exclusion of changes in operating assets and liabilities and exploration expense, this cash flow statistic is different from cash provided (used) by operating activities, as is disclosed under generally accepted accounting principles.

(g) For purposes of calculating this ratio, earnings include earnings (loss) available to common stock before income tax and fixed charges. Fixed charges include interest costs, the portion of rentals considered to be representative of the interest factor and preferred stock dividends.

(h) Fixed charges exceeded earnings by $108.4 million. Excluding the effect of items in (d) above, fixed charges exceeded earnings by $19 million.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis should be read in conjunction with
Item 6, "Selected Financial Data" and the Company's Consolidated Financial Statements at Item 14(a).

General

      The following events affect the comparability of results of operations and financial condition for the years ended December 31, 2001, 2000 and 1999, and may impact future operations and financial condition. Throughout this discussion, the term "Mcfe" refers to thousands of cubic feet of gas equivalent quantities produced for the indicated period, with oil and natural gas liquid quantities converted to Mcf on an energy equivalent ratio of one barrel to six Mcf.

Three-for-Two Stock Splits. The Company effected three-for-two stock splits on September 18, 2000 and June 5, 2001. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect all stock splits.

2001 Acquisitions. During 2001, the Company acquired predominantly gas-producing properties at a total cost of $242 million primarily funded by bank borrowings and operating cash flow. The acquisitions include:

      . Herd Acquisition. In January 2001, the Company acquired gas properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc.

      . Miller Acquisition. In February 2001, the Company acquired gas properties in East Texas for $45 million from Miller Energy, Inc. and other owners.

1999 Acquisitions. During 1999, the Company acquired predominantly gas-producing properties at a total cost of $510 million primarily funded by a combination of bank borrowings, proceeds from a public offering of common stock and the issuance of common stock. The acquisitions include:

      . Spring Holding Company Acquisition. In July 1999, the Company and Lehman Brothers Holdings, Inc. each acquired 50% of the common stock of Spring Holding Company for a combination of cash and the Company's common stock totaling $85 million. In September 1999, the Company acquired Lehman's 50% interest in Spring for $44.3 million. The acquisition included gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $235 million. After purchase accounting adjustments and other costs, the cost of the properties was $257 million.

      . Ocean Energy Acquisition. In September 1999, the Company and Lehman acquired Arkoma Basin gas properties for $231 million. Lehman contributed $100 million in cash and the Company contributed $100 million in securities, including its common stock, to a jointly owned company. The acquisition was funded with cash of $100 million and bank borrowings of $131 million. The Company acquired Lehman's interest in this acquisition in March 2000 for $111 million, which was funded by proceeds from the sales of producing properties and equity securities, as well as bank debt. The $11 million in excess of Lehman's investment was recorded as additional property cost in 2000.

Hugoton Royalty Trust Sales. The Company created Hugoton Royalty Trust in December 1998 by conveying 80% net profits interests in producing properties in Kansas, Oklahoma and Wyoming. In April and May 1999, the Company sold 17 million units, or 42.5%, of Hugoton Royalty Trust in its initial public offering. Total proceeds from this sale were $148.6 million, which were used to reduce bank debt. Total gain on sale, including the sale of units pursuant to an employee incentive plan, was $40.6 million before income tax. In October and November 2000, the Company sold 1.2 million units, or approximately 3%, of Hugoton Royalty Trust pursuant to the employee incentive plan at a total gain of $11 million before income tax.

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

2001, 2000 and 1999 Development and Exploration Programs. Gas development focused on the East Texas area and the Arkoma and San Juan basins during 2001, and on the East Texas area and the Fontenelle Unit during 2000 and 1999. Oil development was concentrated in Alaska during 2001 and in the University Block 9 Field during all three years. Exploration activity has been primarily geological and geophysical analysis, including seismic studies, of undeveloped properties. Exploratory expenditures were $5.4 million in 2001, $1 million in 2000 and $900,000 in 1999. Exploration expense for 2001 includes dry hole expense of $2.2 million.

2002 Development and Exploration Program. The Company has budgeted $400 million for its 2002 development and exploration program, which is expected to be funded primarily by cash flow from operations. The Company anticipates exploration expenditures will be approximately 4% of the 2002 budget. The cost of any property acquisitions during 2002 may reduce the amount currently budgeted for development and exploration. The total capital budget, including acquisitions, will be adjusted throughout 2002 to focus on opportunities offering the highest rates of return.

Common Stock Transactions. The following significant sales and issuances of common stock occurred during the three-year period ended December 31, 2001:

      . In November 2000, the Company sold 9.9 million shares of common stock from treasury with net proceeds of approximately $126.1 million. The proceeds were used to reduce bank debt.

      . In July 1999, the Company sold 4.5 million shares of common stock from treasury with net proceeds of approximately $26.5 million. The proceeds were used to repurchase 4.3 million shares of common stock issued for a 1998 acquisition.

      . In July 1999, the Company issued 9 million shares of common stock for its 50% interest in Spring Holding Company and for cash proceeds of $3.2 million which was used to reduce bank debt.

Treasury Stock Purchases. The Company often repurchases shares of its common stock as part of its strategic acquisition plans. The Company purchased on the open market 7.9 million shares at a cost of $41.4 million in 2000 and 11,000 shares at a cost of $53,000 in 1999. As of March 27, 2002, 6.5 million shares remain under the May 2000 Board of Directors' authorization to purchase an additional 6.8 million shares.

Conversion of Preferred Stock. In 2000 and 2001, all outstanding preferred stock was converted into 5.5 million shares of common stock.

Investment in Equity Securities. In 1998, the Company purchased what it believed to be undervalued oil and gas reserves by acquiring common stock of publicly traded independent oil and gas producers at a total cost of $167.7 million. For accounting purposes, the Company considered equity securities purchased in 1998 to be trading securities since they were purchased with the intent to resell in the near future, and therefore recognized unrealized investment gains and losses in the income statements. After selling a portion of these securities in 1998 and 1999, the Company sold its remaining investment in equity securities in 2000 for $43.7 million. The Company recognized a gain of $13.3 million in 2000 and a loss of $1.1 million in 1999 related to this investment.

Hedging Activities. The Company enters futures contracts, collars and swap agreements, as well as fixed price physical delivery contracts, to hedge against unfavorable changes in product prices. During 2001, all hedging activities increased gas revenue by $97 million. Hedging activities reduced gas revenue by $40.5 million in 2000 and by $5.7 million in 1999, and reduced oil revenue by $7.8 million in 2000 and by $2.2 million in 1999.

Cumulative Effect of Accounting Change for Derivatives. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133 by recording a one-time after-tax charge of $44.6 million in the income statement for the cumulative effect of a change in accounting principle and an unrealized loss of $67.3 million in accumulated other comprehensive income, which is an element of stockholders' equity. The unrealized loss was related to the derivative fair value of cash flow hedges. The charge to the income statement was primarily related to the Company's gas physical delivery contract at crude oil-based prices.

Derivative Fair Value Gain/Loss. The Company has recorded realized derivative gains and losses in its income statements and unrealized derivative gains and losses associated with cash flow hedges in accumulated other comprehensive income. The Company recorded a $54.4 million gain in 2001 and a $55.8 million loss in 2000 related to changes in fair value of non-hedge derivatives. The 2000 loss and $29.5 million of the 2001 gain are related to the change in fair value of call options that the Company sold in 1999 as part of its hedging activities. Because written call options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. Most of the remaining gain in 2001 is related to the change in fair value of a gas physical delivery contract with crude oil-based pricing, the loss on which was initially recorded in the cumulative effect of accounting change for derivatives.

      At December 31, 2001, the Company has recorded a net unrealized gain of $70.6 million (net of $38.1 million tax) in accumulated other comprehensive income related to the fair value of derivatives designated as cash flow hedges. The ultimate settlement value of these hedges will be recognized in the income statement as gas revenue when the related production occurs through 2002. The Company also has fixed price gas physical delivery contracts that are not expected to be net cash settled, and therefore, their fair value of $36.4 million is not recorded in the financial statements. Revenues from these contracts will be recognized as the commodity is delivered.

Enron Corporation Bankruptcy. As of December 2, 2001, the date of its bankruptcy filing, Enron Corporation was the counterparty to some of the Company's hedge derivative contracts, as well as purchaser of natural gas under certain physical delivery contracts. One of these contracts was a natural gas physical delivery contract with crude oil-based pricing, also referred to as the Enron Btu swap contract. The Company terminated its contracts with Enron and has recorded a net receivable of $21.3 million related to gas physical deliveries and hedge derivative fair value at the contract termination dates. An additional $14.1 million is due from Enron for net unrealized gains related to undelivered gas under physical delivery contracts, which has not been recorded in the Company's financial statements. In accordance with termination provisions of the Enron Btu swap contract, the Company believes that it no longer has a liability to Enron under this contract. However, until this debt is legally extinguished, the $43.3 million fair value liability of this contract at the date of termination must remain recorded in the Company's financial statements. In the event the termination provisions of the Enron Btu swap contract are ultimately not enforced, the Company believes that it should have the right to offset all amounts due from Enron, including amounts related to undelivered gas under physical delivery contracts, against any Enron Btu swap contract liability. Because this liability exceeds net receivables from Enron, no reserve for asset collectibility is anticipated to be necessary. The final resolution of the Enron bankruptcy and related proceedings may result in a settlement materially different from amounts recorded at December 31, 2001. See Note 7 to Consolidated Financial Statements.

Incentive Compensation. Incentive compensation results from stock appreciation right, performance share and royalty trust option awards, and subsequent changes in the Company's stock price. Incentive compensation totaled $9.6 million in 2001 and $26.1 million in 2000, which was primarily related to performance share grants, as well as royalty trust option exercises in 2000. Incentive compensation was not significant in 1999. As of December 31, 2001, there were 159,000 performance shares outstanding that vest when the common stock price reaches $18.30, 242,000 performance shares outstanding that vest when the common stock price reaches $21.67 and 13,500 performance shares that vest in increments of 6,750 in each of 2002 and 2003. In February 2002, upon vesting of the performance shares with the $18.30 common stock vesting price, an additional 159,000 performance shares were issued that vested when the stock price reached $20.00 in March 2002.

Product Prices. In addition to supply and demand, oil and gas prices are affected by seasonal, political and other conditions the Company generally cannot control or predict.

      Oil. Crude oil prices are generally determined by global supply and demand. After OPEC members and other oil producers agreed to production cuts in March 1999, oil prices climbed through the remainder of 1999 and first quarter 2000. Despite OPEC production increases in 2000, increased demand sustained higher prices. The West Texas Intermediate ("WTI") posted price reached $34.25 per Bbl in September 2000, its highest level in ten years. Lagging demand in 2001, attributable to a worldwide economic slowdown, caused oil prices to decline. OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the United States on September 11, 2001, placing further downward pressure on oil prices. In December, OPEC announced additional production cuts of 1.5 million barrels per day effective January 1, 2002, for six months. The Company uses commodity price hedging instruments to reduce its exposure to oil price fluctuations. Excluding the effect of these hedging instruments, the Company's average oil price was $28.72 in 2000 and $17.37 in 1999. The Company did not hedge oil prices in 2001 and its average oil price was $23.49. With economic recoveries in the U.S. and global markets, oil prices have strengthened during 2002. At March 26, 2002, the average NYMEX oil price for the following 12 months was $24.91 per Bbl. The Company estimates that a $1.00 per barrel increase or decrease in the average oil sales price would result in approximately a $4.6 million change in 2002 annual operating cash flow.

      Gas. Natural gas prices are dependent upon North American supply and demand, which is affected by weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. The 1999 average price was lower because of high levels of gas remaining in storage from the abnormally warm winter of 1998-1999. Gas prices began to increase in May 1999 and, after declining briefly at year end, strengthened in 2000, reaching a record high of $10.10 per MMBtu in December 2000 as winter demand strained gas supplies. Gas prices declined during 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which has reduced the demand for gas to generate electricity and resulted in sharply increased gas storage levels. Despite the winter of 2001-2002 being one of the warmest on record and the likely result that storage levels will be higher than historical averages at the end of the heating season, gas prices have increased during 2002 and are expected to remain volatile. At March 26, 2002, the average NYMEX gas price for the following 12 months was $3.63 per MMBtu. The Company uses commodity price hedging instruments, including fixed price delivery contracts, to reduce its exposure to gas price fluctuations. Excluding the effect of these hedging instruments, the Company's average gas price was $3.87 in 2001, $3.70 in 2000 and $2.18 in 1999. The Company has hedges in place on approximately 95% of April through December 2002 projected production, including futures and fixed price contracts with an average weighted NYMEX price of $3.71 for 67% of production, and collars that provide an average weighted NYMEX floor price of $3.03 and ceiling price of $3.62 for 28% of production. Including the effects of gains on closed futures contracts, these collars provide a floor price of $3.31 and a ceiling price of $3.90. After the effects of hedging, the Company estimates that a $0.10 per Mcf increase or decrease in the average gas sales price would result in a $5.6 million change in 2002 annual operating cash flow, subject to floor and ceiling prices provided by the collars.

      The following summarizes the Company's April through December 2002 gas hedging positions at March 27, 2002, as are further detailed in Note 8 to the Consolidated Financial Statements. Prices to be realized for hedged production may be less than these NYMEX prices because of location, quality and other adjustments.



                                                                                Collars
                                Futures and          ----------------------------------------------------------
                             Physical Contracts                                      Closed      Adjusted           Total
                            --------------------                NYMEX Price(b)      Contract  NYMEX Price(b)(d)     Hedged
                              Mcf        NYMEX         Mcf      --------------      Gain per  -----------------      Mcf
2002 Production Period      per Day     Price(a)     per Day    Floor  Ceiling       Mcf(c)   Floor     Ceiling     per Day
----------------------      -------     --------     -------    -----  -------      --------  -----     -------     -------
April                       385,050        $3.66      75,000    $2.60    $3.20         $0.48  $3.08       $3.68     460,050
May                         385,050         3.66      75,000     2.60     3.20          0.45   3.05        3.65     460,050
June                        335,050         3.71     150,000     2.90     3.46          0.32   3.22        3.78     485,050
2nd Quarter Average         368,566        $3.68      99,725    $2.75    $3.33         $0.39  $3.14       $3.72     468,291

July                        310,000         3.73     150,000     2.95     3.52          0.31   3.26        3.83     460,000
August                      310,000         3.73     150,000     2.95     3.52          0.30   3.25        3.82     460,000
September                   310,000         3.73     150,000     2.95     3.52          0.30   3.25        3.82     460,000
3rd Quarter Average         310,000        $3.73     150,000    $2.95    $3.52         $0.30  $3.25       $3.82     460,000

October                     310,000         3.73     165,000     3.27     3.89          0.22   3.49        4.11     475,000
November                    310,000         3.73     165,000     3.27     3.89          0.18   3.45        4.07     475,000
December                    310,000         3.73     165,000     3.27     3.89          0.13   3.40        4.02     475,000
4th Quarter Average         310,000        $3.73     165,000    $3.27    $3.89         $0.18  $3.45       $4.07     475,000

Nine-Month Average          329,380        $3.71     138,382    $3.03    $3.62         $0.28  $3.31       $3.90     467,762

(a) Includes $0.05 per Mcf gain that will be deferred and recognized in 2003 related to contract terminations and hedge redesignations. Physical contract prices have been converted from index to NYMEX price using estimated delivery point basis.

(b)  Includes $0.10 per Mcf reduction for cost of collars.

(c) Gain on closed futures contracts per Mcf of collars. Includes average gains of $0.20 per Mcf on terminated Enron contracts.

(d)  Includes gain on closed futures contracts per (c) above.

Impairment Provision. The Company regularly determines whether an impairment provision is needed for producing properties based on an assessment of recoverability of net property costs from estimated future net cash flows from those properties. Estimated future net cash flows are based on management's best estimate of projected oil and gas reserves and prices. The Company has not recorded impairment of producing properties since a $2 million provision was recorded in 1998. If oil and gas prices significantly decline, the Company may be required to record impairment provisions for producing properties in the future, which could be material.

Results of Operations

2001 Compared to 2000

      For the year 2001, earnings available to common stock were $248.8 million compared with earnings of $115.2 million for 2000. Earnings for 2001 include a $44.6 million after-tax charge for adoption of the new derivative accounting principle, SFAS No. 133, an after-tax derivative fair value gain of $35.3 million and a $6.4 million after-tax charge for incentive compensation and loss on sale of properties. The 2000 earnings include a $7.3 million after-tax gain from the sale of Hugoton Royalty Trust units, a $13.1 million after-tax gain on sale of properties, an $8.8 million after-tax gain on investment in equity securities, a $17.3 million after-tax charge for incentive compensation and a $36.8 after-tax derivative fair value loss. Excluding these gains and losses from asset sales, changes in derivative fair value and incentive compensation, earnings for 2001 were $264.5 million, compared with $140.1 million for 2000.

      Revenues for 2001 were $838.7 million, or 40% above 2000 revenues of $600.9 million. Oil revenue decreased $11.3 million, or 9%, because of a 13% decrease in oil prices from an average of $27.07 per Bbl in 2000 to $23.49 in 2001 (see "General - Product Prices - Oil" above), partially offset by a 5% increase in oil production. Increased production was primarily because of the 2001 development program.

      Gas and natural gas liquids revenue increased $253.5 million, or 56%, because of a 21% increase in gas production and a 33% increase in gas prices from an average of $3.38 per Mcf in 2000 to $4.51 in 2001 (see "General - Product Prices - Gas" above). These increases were partially offset by a 1% decrease in natural gas liquids production and a 21% decrease in natural gas liquids prices from an average price of $19.61 per Bbl in 2000 to $15.41 in 2001. Increased gas production was attributable to the 2001 development program. Decreased gas liquids production was primarily because higher gas prices in first quarter 2001 made ethane extraction uneconomical at some gas plants.

      Gas gathering, processing and marketing revenues decreased $3.3 million primarily because of decreased processing margins. Other revenues declined $1.1 million primarily because of decreased gains on sale of properties.

      Expenses for 2001 totaled $327.8 million as compared with total 2000 expenses of $388.7 million. Excluding derivative fair value (gain) loss, expenses for 2001 totaled $382.2 million, or 15% above total expenses of $332.9 for 2000. Most expenses increased in 2001 because of acquisitions and development and related increased production.

      Production expense increased $23 million, or 26%, because of increased production, as well as higher maintenance, overhead, fuel, pumper and workover expense. Production expense per Mcfe increased $0.04. The Company's 2001 exploration expense was $5.4 million compared with $1 million for 2000 because of dry hole costs of $2.2 million and increased geological and geophysical costs.

      Taxes, transportation and other deductions increased 12%, or $7 million, primarily because of increased oil and gas revenues. Taxes, transportation and other per Mcfe decreased 6% from $0.35 to $0.33 primarily because of lower severance tax rates on new wells in East Texas.

      Depreciation, depletion and amortization ("DD&A") increased $24.5 million, or 19%, primarily because of increased production and higher acquisition and drilling costs. On an Mcfe basis, DD&A increased slightly from $0.79 in 2000 to $0.81 in 2001.

      General and administrative expense decreased $10.2 million, or 21%, because of decreased incentive compensation of $16.5 million which was offset by increased expenses from Company growth. Excluding incentive compensation, general and administrative expense per Mcfe increased from $0.14 in 2000 to $0.15 in 2001.

      The derivative fair value gain of $54.4 million in 2001 primarily reflects the effect of decreased natural gas prices during the year on the fair value of outstanding call options and a gas physical delivery contract with crude oil-based pricing. The derivative fair value loss of $55.8 million in 2000 reflects the effect of increased prices during the period on the fair value of call options. These derivatives do not qualify for hedge accounting. See Note 6 to Consolidated Financial Statements.

      Interest expense decreased $23.3 million, or 30%, primarily because of a 19% decrease in the weighted average interest rate, an 11% decrease in weighted average borrowings and increased capitalized interest. Interest expense per Mcfe decreased 40% from $0.48 in 2000 to $0.29 in 2001.

2000 Compared to 1999

      For the year 2000, earnings available to common stock were $115.2 million compared with earnings of $45 million for 1999. The 2000 earnings include a $7.3 million after-tax gain from the sale of Hugoton Royalty Trust units, a $13.1 million after-tax gain on sale of properties, an $8.8 million after-tax gain on investment in equity securities, a $17.3 million after-tax charge for incentive compensation and a $36.8 million after-tax loss on the change in derivative fair value. The 1999 earnings include a $26.8 million after-tax gain from the sale of Hugoton Royalty Trust units, a $4.2 million after-tax gain on sale of properties and an $800,000 after-tax loss on investment in equity securities. Excluding these gains and losses from asset sales, changes in derivative fair value and incentive compensation, earnings for 2000 were $140.1 million, compared with $14.8 million for 1999.

      Revenues for 2000 were $600.9 million, or 76% above 1999 revenues of $341.3 million. Oil revenue increased $41.6 million, or 48%, because of a 60% increase in oil prices from an average of $16.94 per Bbl in 1999 to $27.07 in 2000 (see "General - Product Prices - Oil" above), partially offset by a 7% decrease in oil production. Decreased production was primarily because of the 2000 property sales.

      Gas and natural gas liquids revenue increased $217.8 million, or 91%, because of a 20% increase in gas production, a 22% increase in natural gas liquids production, a 59% increase in gas prices from an average of $2.13 per Mcf in 1999 to $3.38 in 2000 and a 66% increase in natural gas liquids prices from an average price of $11.80 per Bbl in 1999 to $19.61 in 2000 (see "General
- Product Prices - Gas" above). Increased gas and natural gas liquids production was attributable to the 1999 acquisitions and the 1999 and 2000 development programs.

      Gas gathering, processing and marketing revenues increased $5.5 million primarily because of higher gas and natural gas liquids prices, increased margin and increased volumes from the 1999 acquisitions. Other revenues were $5.3 million lower primarily because of decreased gains on sale of properties.

      Expenses for 2000 totaled $388.7 million as compared with total 1999 expenses of $245.9 million. Most expenses increased in 2000 because of the 1999 acquisitions and the 1999 and 2000 development programs.

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

      DD&A increased $17.4 million, or 16%, primarily because of the 1999 acquisitions and the 1999 and 2000 development programs. On an Mcfe basis, DD&A increased slightly from $0.78 in 1999 to $0.79.

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

Liquidity and Capital Resources

      The Company's primary sources of liquidity are cash flow from operating activities, borrowings against the revolving credit facility, occasional producing property sales (including sales of royalty trust units) and public offerings of equity and debt. Other than for operations, the Company's cash requirements are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations. The Company believes that its sources of liquidity are adequate to fund its cash requirements in 2002.

      Cash provided by operating activities was $542.6 million in 2001, compared with cash provided by operating activities of $377.4 million in 2000 and $133.3 million in 1999. Increased operating cash flow during this three-year period was primarily because of increased prices and production from acquisitions and development activity. Before changes in operating assets and liabilities and exploration expense, cash flow from operations was $549.6 million in 2001, $344.6 million in 2000 and $132.7 million in 1999. Operating cash flow is largely dependent upon the prices received for oil and gas production. The Company has hedged approximately 95% of its projected April through December 2002 gas production, including futures and fixed price contracts that hedge 67% of production and collars that hedge 28% of production. See "Product Prices" under "General" above.

      The Company does not have any transactions, arrangements or other relationships with unconsolidated entities or persons that could materially affect its liquidity or the availability of capital resources.

Financial Condition

      Total assets increased 34% from $1.6 billion at December 31, 2000 to $2.1 billion at December 31, 2001, primarily because of Company growth related to acquisitions and development. As of December 31, 2001, total capitalization was $1.7 billion, of which 51% was long-term debt. Capitalization at December 31, 2000 was $1.3 billion of which 61% was long-term debt. The decrease in the debt-to-capitalization ratio from year-end 2000 to 2001 is primarily because of increased earnings and accumulated other comprehensive income which is related to the unrealized fair value gain on hedge derivatives.

Working Capital

      The Company generally maintains low cash and cash equivalent balances because it uses available funds to reduce bank debt. Short-term liquidity needs are satisfied by bank commitments under the loan agreement (see "Financing" below). Because of this, and since the Company's principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, the Company often has low or negative working capital. The increase from negative working capital of $25.3 million at December 31, 2000 to working capital of $37.5 million at December 31, 2001 was primarily attributable to the derivative fair value asset, net of deferred income taxes, recorded during 2001 related to adoption of SFAS No. 133, the new derivative accounting principle.

Financing

      On December 31, 2001, borrowings under the revolving credit agreement with commercial banks were $556 million with unused borrowing capacity of $244 million. The interest rate of 3.45% at December 31, 2001 is based on the one-month London Interbank Offered Rate plus 1.375%. Based on the value of the Company's reserves, the borrowing base increased to $1.2 billion effective June 30, 2001. The bank's total commitment, however, remains at $800 million, resulting in no increase to the Company's borrowing capacity. The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If borrowings exceed the redetermined borrowing base, the banks may require that the excess be repaid within a year. Based on reserve values at December 31, 2001 and using parameters specified by the banks, the borrowing base remains in excess of the $800 million commitment. Borrowings under the loan agreement are due May 12, 2005, but may be prepaid at any time without penalty. The Company may renegotiate the loan agreement to increase borrowing capacity and extend the revolving facility. In February 2001, the loan agreement was amended to allow the repurchase of the Company's subordinated debt and to increase commodity hedging limits. In May 2001, the loan agreement was amended to allow the Company to issue senior debt.

      The 1999 acquisitions were partially funded by the sale and issuance of common stock, cash flow from operations and contributions from Lehman, the Company's equity partner until it later purchased Lehman's interest in these acquisitions. These transactions are described under "General" above. See also "Capital Expenditures" below.

      In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The total price of securities to be offered is $600 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities are to be used for general corporate purposes, including reduction of bank debt. As of March 2002, no securities have been issued under the shelf registration.

Capital Expenditures

      In 2001, exploration and development cash expenditures totaled $386.5 million compared with $155.4 million in 2000. The Company has budgeted $400 million for the 2002 development and exploration program. As it has done historically, the Company expects to fund the 2002 development program with cash flow from operations. Since there are no material long-term commitments associated with this budget, the Company has the flexibility to adjust its actual development expenditures in response to changes in product prices, industry conditions and the effects of the Company's acquisition and development programs.

      Because of their size, the 1999 acquisitions were made jointly with Lehman as a 50% equity partner. The Company acquired Lehman's interest in the Spring Holding Acquisition in September 1999. The Company purchased Lehman's interest in the Ocean Energy Acquisition in March 2000 for $111 million, funded primarily by the proceeds from sales of property and equity security investments.

      The Company plans to fund any future property acquisitions through a combination of cash flow from operations and proceeds from asset sales, bank debt, public equity or debt transactions. There are no restrictions under the Company's revolving credit agreement that would affect the Company's ability to use its remaining borrowing capacity for acquisitions of producing properties.

      In 2000, the Board of Directors authorized the repurchase of a total of
12.4 million shares of the Company's common stock. During 2000, the Company repurchased 7.9 million shares of its common stock at a cost of $41.4 million, including 2 million shares repurchased under a 1998 Board authorization. No shares were repurchased in 2001. As of March 27, 2002, 6.5 million shares are available for repurchase.

      To date, the Company has not spent significant amounts to comply with environmental or safety regulations, and it does not expect to do so during 2002. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Dividends

      The Board of Directors declared quarterly dividends of $0.0045 per common share from 1999 through second quarter 2000, $0.0067 per common share for third quarter 2000 through first quarter 2001 and $0.01 per common share for the remainder of 2001. The Company's ability to pay dividends is dependent upon available cash flow, as well as other factors. In addition, the Company's bank loan agreement restricts the amount of common stock dividends and treasury stock repurchases to 25% of cash flow from operations, as defined, for the last four quarters.

Contractual Obligations and Commitments

      The following summarizes the Company's significant obligations and commitments to make future contractual payments as of December 31, 2001. The Company has not guaranteed the debt of any other party, nor does the Company have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt.

Long-Term Debt. Borrowings under the Company's senior bank revolving credit facility were $556 million at December 31, 2001. Bank debt is not due until May 2005, but may be prepaid at any date. The Company may renegotiate its bank debt to increase borrowing capacity and extend its maturity. Subordinated debt totaled $300 million at December 31, 2001. Of that amount, $125 million is due in April 2007 and $175 million is due in November 2009. Subordinated debt may be redeemed at a price of approximately 105% in 2002. For further information regarding long-term debt, see Note 3 to Consolidated Financial Statements.

Operating Leases. The Company's minimum lease payment commitments under noncancelable lease agreements totaled $90 million at December 31, 2001. Estimated annual payments under these lease agreements for the next five years are disclosed in Note 5 to Consolidated Financial Statements. Estimated annual payments total $15.5 million for 2002 and decline for subsequent years.

Drilling Contracts. The Company has minimum drilling rig use payments of $9.5 million in 2002 and $1 million in 2003. These costs are part of the Company's budgeted capital expenditures of $400 million for 2002.

Derivative Hedge Contracts. The Company has entered into futures contracts and swaps to hedge its exposure to natural gas price fluctuations. Because the contractual fixed price generally exceeds the current market gas price, the Company expects to receive payments from counterparties under most of these contracts. If market gas prices increase, the Company could be required to make payments under these contracts, which would be funded by the higher price received from the sale of Company gas production. See Note 6 to Consolidated Financial Statements.

      For further information regarding commitments, see Note 5 to Consolidated Financial Statements.

Related Party Transactions

      The Company has limited related party transactions, as further disclosed in Note 2 to Consolidated Financial Statements. During 1998 and 1999, the Company loaned five of its officers $7.3 million pursuant to full recourse promissory notes to pay margin debt in broker accounts in which the officers held Company common stock. In May 2001, officers sold 302,000 shares of common stock to the Company for $6.5 million and used the proceeds to partially repay their loans. These loans were fully repaid in 2001. The interest rate charged on these loans was equal to the Company's bank debt rate.

      A company, partially owned by one of the Company's directors, performs acquisition and divestiture consulting for the Company. This director-related company received consulting fees of $994,000 in 2000. It also represented the purchaser of properties sold by the Company during 1999, and also invested in the purchase. This director-related company also performed consulting services in connection with a 1998 producing property acquisition and was entitled to receive, at its election, either a 20% working interest or a 1% overriding royalty interest conveyed from the Company's 100% working interest in the properties after payout of acquisition and operating costs. The Company acquired this potential interest from the director-related company and other parties in 2001 for a price of $15 million, pursuant to an independent fairness opinion. The director-related company received $10 million of the purchase price.

Critical Accounting Policies

      The Company's financial position and results of operations are significantly affected by accounting policies and estimates related to its oil and gas properties, proved reserves, and commodity prices and risk management, as summarized below.

Oil and Gas Property Accounting

      Oil and gas exploration and production companies may elect to account for their property costs using either the "successful efforts" or "full cost" accounting method. Under the successful efforts method, unsuccessful exploratory well costs, as well as all exploratory geological and geophysical costs, are expensed. Under the full cost method, all exploration costs are capitalized, regardless of success. Selection of the oil and gas accounting method can have a significant impact on a company's financial results. The Company, which generally pursues acquisition and development of proved reserves as opposed to exploration activities, follows the successful efforts method of accounting.

      Property costs must be expensed through an impairment provision if in excess of the estimated future cash flows of proved reserves. The Company evaluates possible impairment of producing properties when conditions indicate that they may be impaired. Cash flow pricing estimates are based on existing proved reserve and production information and pricing assumptions that management believes are reasonable. Individually significant undeveloped properties are reviewed for impairment on a property-by-property basis, and impairment of other undeveloped properties is done on a total basis. The Company's impairment of producing properties has been limited to a $2 million provision recorded in 1998. By comparison, full cost companies must generally record higher impairment provisions under a "ceiling test" which is computed using discounted estimated future after-tax cash flows based on current market prices.

Oil and Gas Reserves

      The Company's proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using prices at the date of the evaluation, estimated reserve quantities can be significantly impacted by changes in product prices. Accordingly, oil and gas quantities ultimately recovered and the timing of production may be substantially different from original estimates.

      Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. If estimated proved reserves decline, future DD&A expense will increase and net income will be reduced. A decline in proved reserves also can result in a required impairment provision, as discussed under "Oil and Gas Property Accounting" above.

      The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 15 to Consolidated Financial Statements, are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include using year-end oil and gas prices and year-end costs for estimated future development and production expenditures. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management's estimated current market value of proved reserves.

Commodity Prices and Risk Management

      Commodity prices significantly affect the Company's operating results, financial condition, cash flows and ability to borrow funds. Current market oil and gas prices are affected by supply and demand as well as seasonal, political and other conditions which the Company generally cannot control. Oil and gas prices and markets are expected to continue their historical volatility. See "General- Product Prices" above.

      The Company attempts to reduce its price risk by entering into financial instruments such as gas futures contracts, collars and swap agreements, as well as fixed priced physical delivery contracts. While these instruments guarantee a certain price and, therefore, a certain cash flow, there is the risk that the Company will not be able to realize the benefit of rising prices. These contracts also expose the Company to credit risk of non-performance by the contract counterparties, which the Company attempts to limit by obtaining letters of credit or other appropriate security. The Company also has sold call options as part of its hedging program. Call options, however, do not provide a hedge against declining prices and there is the risk that the call sales proceeds will be less than the benefit a higher sales price would have provided.

      During 2001, the Company's commodity price hedging activities resulted in a $0.64 per Mcf increase in the average gas price. During 2000, the Company's commodity price hedging activities resulted in a $0.32 per Mcf reduction in the average gas price and a $1.65 per Bbl reduction in the average oil price. Based on cash flow hedges and physical delivery contracts in place at March 27, 2002, the Company estimates that it has hedged approximately 95% of its April through December 2002 projected production, including futures and fixed price contracts that hedge 67% of production, and collars that hedge 28% of production.

      While the Company's price risk management activities decrease the volatility of cash flows, they may obscure the Company's operating results and financial condition. As required under generally accepted accounting principles, the Company adopted SFAS No. 133 on January 1, 2001 with a significant charge to its income statement and equity related to recording derivative financial instruments at their market value. Subsequent to that date, the Company recorded significant derivative fair value gains in the income statement and equity related to decline in natural gas prices. During 2000, the Company recorded a significant loss related to the fair value of call options. In each instance, these are projected gains and losses that will be realized upon settlement of these contracts in future periods when related production occurs. These gains and losses are offset by increases and decreases in the market value of the Company's proved reserves, which are not reflected in the financial statements. Also, a significant portion of the Company's gas price hedging is provided by fixed price physical delivery contracts which had a fair value of $36.4 million at December 31, 2001. This asset is not recorded in the Company's financial statements since the contracts are deemed to be normal sales that are not expected to be net cash settled, and therefore are not derivatives. Derivatives that provide effective cash flow hedges are designated as hedges and the Company defers related fair value gains and losses in accumulated other comprehensive income until the hedged transaction occurs. Because hedge accounting is not required under generally accepted accounting principles, the Company's operating results as reflected in its financial statements may not be comparable to other companies.

      See Item 7A, "Commodity Price Risk" for the effect of price changes on derivative fair value gains and losses.

Accounting Pronouncements

      During 2001, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards:

      . SFAS No. 141, Business Combinations, requires the use of the purchase method of accounting, as opposed to the pooling-of-interests method, for all business combinations initiated or completed after June 30, 2001. It supersedes APB Opinion No. 16, Business Combinations, and SFAS No. 38, Accounting for Preacquisition Contingencies of Purchased Enterprises. The adoption of SFAS No. 141 should have no material affect on the Company's financial statements since it has historically used the purchase method of accounting to record business combinations.

      . SFAS No. 142, Goodwill and Other Intangible Assets, changes the method of accounting for acquired goodwill and other tangible assets, and supersedes APB Opinion No. 17, Intangible Assets. Goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested at least annually for impairment. The provisions of SFAS No. 142 are required to be applied to fiscal years beginning after December 15, 2001 and should not have a material effect on the Company's financial statements.

      . SFAS No. 143, Accounting for Asset Retirement Obligations, amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the cost of the long-lived asset. The statement is required to be adopted for fiscal years beginning after June 15, 2002. The effect of the Company's adoption of SFAS No. 143 has not been determined but is currently not expected to be material.

      . SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. With this pronouncement, the FASB establishes a single accounting model for long-lived assets to be disposed of by sale, including the reporting of discontinued operations. The statement is required to be adopted for fiscal years beginning after December 15, 2001. The effect of the Company's adoption of SFAS No. 144 has not been determined but is currently not expected to be material.

Production Imbalances

      The Company has gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well, or by cash payment by the overproduced party to the underproduced party. The Company uses the entitlement method of accounting for natural gas sales. Accordingly, revenue is deferred for gas deliveries in excess of the Company's net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. The consolidated balance sheets include the following amounts related to production imbalances:

                                                                              December 31
                                                               -----------------------------------------
(in thousands)                                                         2001                 2000
                                                               -------------------   -------------------
                                                                Amount      Mcf       Amount      Mcf
                                                               --------   --------   --------   --------
Accounts receivable - current underproduction ...............  $ 13,497      5,079   $ 11,185      4,854
Accounts payable - current overproduction ...................   (13,064)    (4,871)    (8,720)    (3,943)
                                                               --------   --------   --------   --------

     Net current gas underproduction balancing receivable ...  $    433        208   $  2,465        911
                                                               ========   ========   ========   ========

Other assets - noncurrent underproduction ...................  $ 15,763      6,018   $ 11,208      5,133
Other long-term liability - noncurrent overproduction .......   (21,871)    (8,164)   (19,216)    (8,714)
                                                               --------   --------   --------   --------

     Net long-term gas overproduction balancing payable .....    (6,108)    (2,146)    (8,008)    (3,581)
                                                                          ========              ========
Other assets - noncurrent carbon dioxide underproduction ....     4,165     11,256      4,327     10,062
                                                               --------   ========   --------   ========
     Net long-term overproduction balancing payable .........  $ (1,943)             $ (3,681)
                                                               ========              ========

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

      Among the factors that could cause actual results to differ materially are:

      .     crude oil and natural gas price fluctuations,

      .     changes in interest rates,

      . the Company's ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

      .     higher than expected production costs and other expenses,

      . potential delays or failure to achieve expected production from existing and future exploration and development projects,

      . volatility of crude oil and natural gas prices and related financial derivatives,

      . basis risk and counterparty credit risk in executing commodity price risk management activities,

      .     potential liability resulting from pending or future litigation, and

      . competition in the oil and gas industry as well as competition from other sources of energy.

      In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company only enters derivative financial instruments in conjunction with its hedging activities. These instruments principally include interest rate swap agreements and commodity futures, collars, swaps and option agreements. These financial and commodity-based derivative contracts are used to limit the risks of fluctuations in interest rates and natural gas and crude oil prices. Gains and losses on these derivatives are generally offset by losses and gains on the respective hedged exposures.

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

Interest Rate Risk

      The Company is exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At December 31, 2001, the Company's variable rate debt had a carrying value of $556 million, which approximated its fair value, and the Company's fixed rate debt had a carrying value of $300 million and an approximate fair value of $314.7 million. The Company attempts to balance the benefit of lower cost variable rate debt that has inherent increased risk with more expensive fixed rate debt that has less market risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate subordinated debt, as well as the use of interest rate swaps.

      The following table shows the carrying amount and fair value of long-term debt and interest rate swaps, and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

                                                                    Hypothetical
                                             Carrying      Fair       Change in
(in thousands)                               Amount       Value      Fair Value
                                           ----------   ----------  -----------
December 31, 2001
     Long-term debt .....................  $ (856,000)  $ (870,720)  $   14,874 (a)
     Interest rate swaps ................       2,791        2,791         (809)(a)

December 31, 2000
     Long-term debt .....................  $ (769,000)  $ (774,000)  $   16,389
     Interest rate swaps ................         473        2,651        1,484

(a) This is approximate gain in fair value of long-term debt and loss in fair value of interest rate swaps from a 100-basis point increase in interest rates. Because of the limitation in value caused by the 2002 call price of the Company's fixed rate debt, a 100-basis point decrease in interest rates would not significantly affect fair value at December 31, 2001.

Commodity Price Risk

      The Company hedges a portion of its price risks associated with its crude oil and natural gas sales. As of December 31, 2001, the Company had outstanding gas futures contracts, swap agreements and gas basis swap agreements. These contracts and agreements had a net fair value gain of approximately $97.6 million at December 31, 2001 and a net fair value loss of $108.9 million at December 31, 2000. Of the December 31, 2001 fair value, a $98.4 million gain has been determined based on the exchange-trade value of NYMEX contracts and an $800,000 loss has been determined based on the broker bid and ask quotes for basis contracts. These fair values approximate amounts confirmed by the counterparties.

      The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $27.8 million in the fair value of gas futures contracts and swap agreements at December 31, 2001. This sensitivity does not include physical product delivery contracts, which are not expected to be settled in cash or another financial instrument; these contracts had a fair value gain of $36.4 million at December 31, 2001. See Note 8 to Consolidated Financial Statements.

      Because these futures contracts and swap agreements are designated hedge derivatives, changes in their fair value are reported as a component of accumulated other comprehensive income until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

      In conjunction with its hedging activities, the Company sold call options to sell future gas production at certain ceiling prices. Call options outstanding had a fair value loss of $44.2 million at December 31, 2000. All call options were settled in 2001 with payments to the counterparties totaling $14.7 million, resulting in a 2001 derivative fair value gain of $29.5 million.

      The Company had a physical delivery contract to sell 35,500
Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument under SFAS No. 133 beginning January 1, 2001. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation, and as a result, the Company believes that its liability under this contract was reduced to zero. A $43.3 million current liability will remain on the Company's consolidated balance sheet until this contractual liability is legally extinguished. See Note 7 to Consolidated Financial Statements and "General - Enron Corporation Bankruptcy" above.

      In November 2001, the Company entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at December 31, 2001 was $4.1 million. Of this fair value, a $6.1 million gain has been determined based on the exchange-trade value of NYMEX contracts and a $10.2 million loss has been based on Company estimated oil prices for periods beyond 2004 for which there are not readily available exchange-trade values. These values approximate amounts confirmed by the counterparty. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $350,000 in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $150,000. In March 2002, the Company terminated contracts with maturities of May through December 2002 and received $6.6 million from the counterparty. Because these contracts are non-hedge derivatives, most of the related $6.6 million gain related to their termination was recorded in 2001 derivative fair value gain.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following financial statements and supplementary information are included under Item 14(a):

                                                                           Page
                                                                           ----

Consolidated Balance Sheets ............................................... 37
Consolidated Income Statements ............................................ 38
Consolidated Statements of Cash Flows ..................................... 39
Consolidated Statements of Stockholders' Equity ........................... 40
Notes to Consolidated Financial Statements ................................ 41
Selected Quarterly Financial Data
  (Note 14 to Consolidated Financial Statements) .......................... 65
Information about Oil and Gas Producing Activities
  (Note 15 to Consolidated Financial Statements) .......................... 66
Report of Independent Public Accountants .................................. 69

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11. EXECUTIVE COMPENSATION

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report, the information called for by Items 10 through 13 is incorporated by reference from the Company's Notice of Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2002.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a) The following documents are filed as a part of this report:       Page

          1.   Financial Statements:

               Consolidated Balance Sheets at December 31, 2001 and 2000...  37

               Consolidated Income Statements for the years ended
                 December 31, 2001, 2000 and 1999..........................  38

               Consolidated Statements of Cash Flows for the years ended
                 December 31, 2001, 2000 and 1999..........................  39

               Consolidated Statements of Stockholders' Equity for the
                 years ended December 31, 2001, 2000 and 1999..............  40

               Notes to Consolidated Financial Statements..................  41

               Report of Independent Public Accountants....................  69

          2.   Financial Statement Schedules:

               Schedule II - Consolidated Valuation and Qualifying Accounts

               All other financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.

      (b) Reports on Form 8-K

          The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001 and through March 30, 2002:

               On December 6, 2001, the Company filed a report on Form 8-K to disclose that its gas production growth projections and financial performance should not be materially affected by transactions with Enron Corporation and its affiliates.

               On December 19, 2001, the Company filed a report on Form 8-K to announce that its Board of Directors approved a $400 million exploration and development budget for 2002 that targets a 20% growth in total gas production over 2001 levels.

      (c) Exhibits

          See Index to Exhibits at page 72 for a description of the exhibits filed as a part of this report. Documents filed prior to June 1, 2001, were filed with the Securities and Exchange Commission under the Company's prior name, Cross Timbers Oil Company.

XTO ENERGY INC.
Consolidated Balance Sheets
--------------------------------------------------------------------------------

(in thousands, except shares)                                                         December 31
                                                                               -------------------------
                                                                                  2001          2000
                                                                               -----------   -----------
ASSETS

Current Assets:
   Cash and cash equivalents ................................................  $     6,810   $     7,438
   Accounts receivable, net .................................................      111,101       158,826
   Derivative fair value ....................................................      107,526           106
   Deferred income tax benefit ..............................................           --        17,098
   Other current assets .....................................................       13,930         9,969
                                                                               -----------   -----------
       Total Current Assets .................................................      239,367       193,437
                                                                               -----------   -----------

Property and Equipment, at cost - successful efforts method:

   Producing properties .....................................................    2,352,473     1,732,017
   Undeveloped properties ...................................................        9,545         6,460
   Other ....................................................................       50,645        38,340
                                                                               -----------   -----------
     Total Property and Equipment ...........................................    2,412,663     1,776,817
   Accumulated depreciation, depletion and amortization .....................     (571,276)     (419,443)
                                                                               -----------   -----------
     Net Property and Equipment .............................................    1,841,387     1,357,374
                                                                               -----------   -----------

Other Assets:
   Derivative fair value ....................................................       18,174           367
   Loans to officers ........................................................           --         8,214
   Other ....................................................................       33,399        32,512
                                                                               -----------   -----------
     Total Other Assets .....................................................       51,573        41,093
                                                                               -----------   -----------

TOTAL ASSETS ................................................................  $ 2,132,327   $ 1,591,904
                                                                               ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities .................................  $   125,486   $   153,581
   Payable to royalty trusts ................................................        2,233         8,577
   Derivative fair value ....................................................        1,024        44,189
   Enron Btu swap contract ..................................................       43,272            --
   Current income taxes payable .............................................          600            --
   Deferred income taxes payable ............................................       27,330            --
   Other current liabilities ................................................        1,898        12,404
                                                                               -----------   -----------
       Total Current Liabilities ............................................      201,843       218,751
                                                                               -----------   -----------

Long-term Debt ..............................................................      856,000       769,000
                                                                               -----------   -----------

Other Long-term Liabilities:
   Derivative fair value ....................................................       28,331            --
   Deferred income taxes payable ............................................      199,091        82,476
   Other long-term liabilities ..............................................       26,012        24,310
                                                                               -----------   -----------
     Total Other Long-term Liabilities ......................................      253,434       106,786
                                                                               -----------   -----------

Commitments and Contingencies (Note 5)

Stockholders' Equity:
   Series A convertible preferred stock ($.01 par value, 25,000,000
     shares authorized, -0- and 1,088,663 issued at liquidation value of $25)           --        27,217
   Common stock ($.01 par value, 250,000,000 shares authorized,
     131,988,733 and 123,880,245 shares issued) .............................        1,320         1,239
   Additional paid-in capital ...............................................      485,094       435,322
   Treasury stock (8,215,998 and 7,546,560 shares) ..........................      (64,714)      (50,829)
   Retained earnings ........................................................      328,712        84,418
   Accumulated other comprehensive income ...................................       70,638            --
                                                                               -----------   -----------
       Total Stockholders' Equity ...........................................      821,050       497,367
                                                                               -----------   -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..................................  $ 2,132,327   $ 1,591,904
                                                                               ===========   ===========

          See accompanying notes to consolidated financial statements.

XTO ENERGY INC.
Consolidated Income Statements
-------------------------------------------------------------------------------

(in thousands, except per share data)                                       Year Ended December 31
                                                                     ------------------------------------
                                                                        2001         2000         1999
                                                                     ----------   ----------   ----------
REVENUES
   Oil and condensate .............................................  $  116,939   $  128,194   $   86,604
   Gas and natural gas liquids ....................................     710,348      456,814      239,056
   Gas gathering, processing and marketing ........................      12,832       16,123       10,644
   Other ..........................................................      (1,371)        (280)       4,991
                                                                     ----------   ----------   ----------

     Total Revenues ...............................................     838,748      600,851      341,295
                                                                     ----------   ----------   ----------

EXPENSES

   Production .....................................................     110,005       86,988       76,110
   Taxes, transportation and other ................................      63,656       56,696       33,681
   Exploration ....................................................       5,438        1,047          904
   Depreciation, depletion and amortization .......................     154,322      129,807      112,364
   Gas gathering and processing ...................................       9,522        8,930        8,743
   General and administrative .....................................      39,217       49,460       14,091
   Derivative fair value (gain) loss ..............................     (54,370)      55,821           --
                                                                     ----------   ----------   ----------

     Total Expenses ...............................................     327,790      388,749      245,893
                                                                     ----------   ----------   ----------

OPERATING INCOME ..................................................     510,958      212,102       95,402
                                                                     ----------   ----------   ----------

OTHER INCOME (EXPENSE)

   Gain on significant property divestitures ......................          --       29,965       40,566
   Gain (loss) on investment in equity securities .................          --       13,279       (1,149)
   Interest expense, net ..........................................     (55,601)     (78,914)     (64,214)
                                                                     ----------   ----------   ----------

     Total Other Income (Expense) .................................     (55,601)     (35,670)     (24,797)
                                                                     ----------   ----------   ----------

INCOME BEFORE INCOME TAX, MINORITY INTEREST

   AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE .....................     455,357      176,432       70,605

Income Tax Expense ................................................     161,952       59,380       23,965
Minority Interest in Net (Income) Loss of Consolidated Subsidiaries          --          (59)         103
                                                                     ----------   ----------   ----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   ACCOUNTING CHANGE ..............................................     293,405      116,993       46,743
   Cumulative effect of accounting change, net of tax .............     (44,589)          --           --
                                                                     ----------   ----------   ----------

NET INCOME ........................................................     248,816      116,993       46,743

Preferred stock dividends .........................................          --        1,758        1,779
                                                                     ----------   ----------   ----------

EARNINGS AVAILABLE TO COMMON STOCK ................................  $  248,816   $  115,235   $   44,964
                                                                     ==========   ==========   ==========

EARNINGS PER COMMON SHARE

   Basic:
     Net income before cumulative effect of accounting change .....  $     2.39   $     1.08   $     0.43
     Cumulative effect of accounting change .......................       (0.36)          --           --
                                                                     ----------   ----------   ----------
     Earnings available to common stock ...........................  $     2.03   $     1.08   $     0.43
                                                                     ==========   ==========   ==========
   Diluted:
     Net income before cumulative effect of accounting change .....  $     2.35   $     1.03   $     0.42
     Cumulative effect of accounting change .......................       (0.35)          --           --
                                                                     ----------   ----------   ----------
     Earnings available to common stock ...........................  $     2.00   $     1.03   $     0.42
                                                                     ==========   ==========   ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING ........................     122,505      106,730      105,341
                                                                     ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

XTO ENERGY INC.
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

(in thousands)                                                                        Year Ended December 31
                                                                               ------------------------------------
                                                                                  2001         2000         1999
                                                                               ----------   ----------   ----------
OPERATING ACTIVITIES
   Net income ...............................................................  $  248,816   $  116,993   $   46,743
   Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation, depletion and amortization .................................     154,322      129,807      112,364
   Non-cash incentive compensation ..........................................       9,246       25,790           93
   Deferred income tax ......................................................     161,105       58,993       23,657
   (Gain) loss on investment in equity securities and from sale of properties         277      (45,578)     (51,802)
   Non-cash (gain) loss in derivative fair value ............................     (69,147)      54,512           --
   Minority interest in net income (loss) of consolidated subsidiaries ......          --           59         (103)
   Cumulative effect of accounting change, net of tax .......................      44,589           --           --
   Other non-cash items .....................................................      (5,079)       3,015          827
   Changes in operating assets and liabilities (a) ..........................      (1,514)      33,830        1,522
                                                                               ----------   ----------   ----------

      Cash Provided by Operating Activities .................................     542,615      377,421      133,301
                                                                               ----------   ----------   ----------

INVESTING ACTIVITIES

   Proceeds from sale of Hugoton Royalty Trust units ........................          --           --      148,570
   Proceeds from sale of other property and equipment .......................         319       77,119      110,500
   Property acquisitions ....................................................    (224,906)     (45,648)    (270,226)
   Purchase of Spring Holding Company .......................................          --           --      (42,540)
   Development costs ........................................................    (381,026)    (154,382)     (90,725)
   Other property additions .................................................     (13,438)     (11,033)     (10,479)
   (Loans to) repayments from officers ......................................       8,128           60       (1,470)
                                                                               ----------   ----------   ----------

      Cash Used by Investing Activities .....................................    (610,923)    (133,884)    (156,370)
                                                                               ----------   ----------   ----------

FINANCING ACTIVITIES

   Proceeds from short- and long-term debt ..................................     640,000      523,400      256,400
   Payments on short- and long-term debt ....................................    (553,000)    (745,500)    (339,262)
   Dividends ................................................................      (4,413)      (3,891)      (4,950)
   Purchase of minority interest ............................................          --     (100,071)     (42,385)
   Contributions from minority interests ....................................          --           --      142,500
   Common stock offering ....................................................          --      126,125       29,668
   Purchases of treasury stock and other ....................................     (14,907)     (41,896)     (25,501)
                                                                               ----------   ----------   ----------

      Cash Provided (Used) by Financing Activities ..........................      67,680     (241,833)      16,470
                                                                               ----------   ----------   ----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............................        (628)       1,704       (6,599)

Cash and Cash Equivalents, January 1 ........................................       7,438        5,734       12,333
                                                                               ----------   ----------   ----------

Cash and Cash Equivalents, December 31 ......................................  $    6,810   $    7,438   $    5,734
                                                                               ==========   ==========   ==========

(a) Changes in Operating Assets and Liabilities

      Accounts receivable ...................................................  $   58,706   $  (90,921)  $   (8,227)
      Investment in equity securities .......................................          --       43,746       20,180
      Other current assets ..................................................      (3,855)      (4,535)         (32)
      Other assets ..........................................................      (1,738)     (15,535)          --
      Current liabilities ...................................................     (54,627)      82,392      (11,628)
      Other long-term liabilities ...........................................          --       18,683        1,229
                                                                               ----------   ----------   ----------
                                                                               $   (1,514)  $   33,830   $    1,522
                                                                               ===========  ==========   ==========

          See accompanying notes to consolidated financial statements.

XTO ENERGY INC.
Consolidated Statements of Stockholders' Equity
--------------------------------------------------------------------------------

(in thousands, except per share amounts)

                                                                                                           Accumulated
                                                                         Additional            Retained       Other
                                                    Preferred   Common    Paid-in   Treasury   Earnings   Comprehensive
                                                      Stock     Stock     Capital     Stock   (Deficit)       Income        Total
                                                    ---------  -------   ---------  ---------  ---------  --------------  ---------
Balances, December 31, 1998 ......................  $  28,468  $ 1,216   $ 361,851  $(118,555) $ (71,506)   $      --     $ 201,474

Net income .......................................         --       --          --         --     46,743           --        46,743
Issuance/sale of common stock ....................         --       90      45,610         --         --           --        45,700
Issuance/vesting of performance shares ...........         --        3         230         --         --           --           233
Stock option exercises ...........................         --       --          95       (755)        --           --          (660)
Treasury stock purchases .........................         --       --          --    (25,517)        --           --       (25,517)
Treasury stock issued ............................         --       --     (11,945)    25,440         --           --        13,495
Common stock dividends ($0.018 per share) ........         --       --          --         --     (1,872)          --        (1,872)
Preferred stock dividends ($1.56 per share) ......         --       --          --         --     (1,779)          --        (1,779)
                                                    ---------  -------   ---------  ---------  ---------    ---------     ---------

Balances, December 31, 1999 ......................     28,468    1,309     395,841   (119,387)   (28,414)          --       277,817

Net income .......................................         --       --          --         --    116,993           --       116,993
Sale of common stock from treasury ...............         --       --      61,427     64,698         --           --       126,125
Issuance/vesting of performance shares ...........         --       12      18,240     (6,976)        --           --        11,276
Stock option exercises ...........................         --       48      29,960     (4,933)        --           --        25,075
Treasury stock purchases .........................         --       --          --    (55,758)        --           --       (55,758)
Cancellation of shares ...........................         --     (133)    (71,394)    71,527         --           --            --
Common stock dividends ($0.022 per share) ........         --       --          --         --     (2,403)          --        (2,403)
Preferred stock converted to common ..............     (1,251)       3       1,248         --         --           --            --
Preferred stock dividends ($1.56 per share) ......         --       --          --         --     (1,758)          --        (1,758)
                                                    ---------  -------   ---------  ---------  ---------    ---------     ---------

Balances, December 31, 2000 ......................     27,217    1,239     435,322    (50,829)    84,418           --       497,367
                                                                                                                          ---------
Net income .......................................         --       --          --         --    248,816           --       248,816
Cumulative effect of change in accounting for
   hedge derivatives, net of applicable income
   tax benefit of $36,251 ........................         --       --          --         --         --      (67,323)      (67,323)
Change in hedge derivative fair value, net of
   applicable taxes of $69,153 ...................         --       --          --         --         --      128,428       128,428
Hedge derivative contract settlements reclassified
   into earnings from other comprehensive income,
   net of applicable taxes of $5,133 .............         --       --          --         --         --        9,533         9,533
                                                                                                                          ---------
Comprehensive income .............................                                                                          319,454
                                                                                                                          ---------
Issuance/vesting of performance shares ...........         --        7       5,184     (4,226)        --           --           965
Stock option exercises ...........................         --       21      17,424       (410)        --           --        17,035
Treasury stock purchases .........................         --       --          --     (9,249)        --           --        (9,249)
Common stock dividends ($0.037 per share) ........         --       --          --         --     (4,522)          --        (4,522)
Preferred stock converted to common ..............    (27,217)      53      27,164         --         --           --            --
                                                    ---------  -------   ---------  ---------  ---------    ---------     ---------

Balances, December 31, 2001 ......................  $      --  $ 1,320   $ 485,094  $ (64,714) $ 328,712    $  70,638     $ 821,050
                                                    =========  =======   =========  =========  =========    =========     =========


          See accompanying notes to consolidated financial statements.

XTO ENERGY INC.
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1. Organization and Summary of Significant Accounting Policies

      XTO Energy Inc., a Delaware corporation, was organized under the name Cross Timbers Oil Company in October 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. Cross Timbers Oil Company completed its initial public offering of common stock in May 1993 and changed its name to XTO Energy Inc. in June 2001.

      The accompanying consolidated financial statements include the financial statements of XTO Energy Inc. and its wholly owned subsidiaries ("the Company"). All significant intercompany balances and transactions have been eliminated in the consolidation. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation.

      All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the three-for-two stock splits effected on September 18, 2000 and June 5, 2001.

      The Company is an independent oil and gas company with production and exploration concentrated in Texas, Oklahoma, Arkansas, Kansas, New Mexico, Wyoming, Alaska and Louisiana. The Company also gathers, processes and markets gas, transports and markets oil and conducts other activities directly related to its oil and gas producing activities.

      Property and Equipment

      The Company follows the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. The Company generally pursues acquisition and development of proved reserves as opposed to exploration activities. Most of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of producing properties from other oil and gas companies. Producing properties balances include costs of $136,611,000 at December 31, 2001 and $66,823,000 at December 31, 2000, related to wells in process of drilling.

      Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. Other property and equipment is generally depreciated using the straight-line method over estimated useful lives which range from 3 to 40 years. Repairs and maintenance are expensed, while renewals and betterments are generally capitalized. The estimated undiscounted cost, net of salvage value, of dismantling and removing major oil and gas production facilities, including necessary site restoration, is accrued using the unit-of-production method.

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

      Investment in Equity Securities

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, equity securities held during 1999 and 2000 were recorded as trading securities since they were acquired principally for resale in the near future. Accordingly, unrealized holding gains and losses are recognized in the consolidated income statements, and cash flows from purchases and sales of equity securities are included in cash provided by operating activities in the consolidated statements of cash flows. Gains (losses) on trading securities and interest expense related to the cost of these investments are classified as other income (expense) in the consolidated income statements.

      Other Assets

      Other assets primarily include deferred debt costs that are amortized over the term of the related debt (Note 3) and the long-term portion of gas balancing receivable (see "Revenue Recognition" below). Other assets are presented net of accumulated amortization of $16,194,000 at December 31, 2001 and $11,574,000 at December 31, 2000.

      Derivatives

      The Company uses derivatives to hedge product price and interest rate risks, as opposed to their use for trading purposes. On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (Note 6). SFAS No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, must be recognized as a derivative fair value gain or loss in the income statement. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Physical delivery contracts which are not expected to be net cash settled are deemed to be normal sales and therefore are not accounted for as derivatives. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative (Note 8).

      Gains and losses on commodity hedge derivatives are recognized in oil and gas revenues when the hedged transaction occurs, and gains and losses on interest hedge derivatives are recorded as adjustments to interest expense. Cash flows related to derivative transactions are included in operating activities.

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

      Revenue Recognition

      The Company uses the entitlement method of accounting for gas sales, based on the Company's net revenue interest in production. Accordingly, revenue is deferred for gas deliveries in excess of the Company's net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. The consolidated balance sheets include the following amounts related to production imbalances:

                                                                                                   December 31
                                                                                     -----------------------------------------
(in thousands)                                                                              2001                  2000
                                                                                     -------------------   -------------------
                                                                                      Amount      Mcf       Amount       Mcf
                                                                                     --------   --------   --------   --------
Accounts receivable - current underproduction .....................................  $ 13,497      5,079   $ 11,185      4,854
Accounts payable - current overproduction .........................................   (13,064)    (4,871)    (8,720)    (3,943)
                                                                                     --------   --------   --------   --------
   Net current gas underproduction balancing receivable ...........................  $    433        208   $  2,465        911
                                                                                     ========   ========   ========   ========

Other assets - noncurrent underproduction .........................................  $ 15,763      6,018   $ 11,208      5,133
Other long-term liability - noncurrent overproduction .............................   (21,871)    (8,164)   (19,216)    (8,714)
                                                                                     --------   --------   --------   --------
   Net long-term gas overproduction balancing payable .............................    (6,108)    (2,146)    (8,008)    (3,581)
                                                                                                ========              ========
Other assets - noncurrent carbon dioxide underproduction ..........................     4,165     11,256      4,327     10,062
                                                                                     --------   ========   --------   ========
   Net long-term overproduction balancing payable .................................  $ (1,943)             $ (3,681)
                                                                                     ========              ========

      Gas Gathering, Processing and Marketing Revenues

      Gas produced by the Company and third parties is marketed by the Company to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $108,590,000 for 2001, $144,282,000 for 2000 and $66,175,000 for
1999. These amounts are net of intercompany eliminations.

      Other Revenues

      Other revenues include gains and losses from sale of property and equipment. Excluding the gain on sale of significant property divestitures, including the sale of Hugoton Royalty Trust units, the Company realized a net loss on sale of property and equipment of $277,000 in 2001, and a net gain on sale of property and equipment of $920,000 in 2000 and $6,390,000 in 1999.

      Interest

      Interest expense includes amortization of deferred debt costs and is presented net of interest income of $716,000 in 2001, $1,430,000 in 2000 and $619,000 in 1999, and net of capitalized interest of $6,649,000 in 2001, $3,488,000 in 2000 and $1,353,000 in 1999. Interest is capitalized as producing property cost based on the weighted average interest rate and the cost of wells in process of drilling. Interest expense related to investment in equity securities has been classified as a component of gain (loss) on investment in equity securities.

      Stock-Based Compensation

      In accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, no compensation is recorded for stock options or other stock-based awards that are granted to employees or non- employee directors with an exercise price equal to or above the common stock price on the grant date. Compensation related to performance share grants with time vesting conditions is based on the fair value of the award at the grant date and recognized over the vesting period. Compensation related to performance shares with price target vesting is recognized when the price target is reached. The pro forma effect of recording stock-based compensation at the estimated fair value of awards on the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, is disclosed in Note 12.

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

     Production is sold under contracts with various purchasers. For the year ended December 31, 2001, sales to each of three purchasers were approximately 13%, 12% and 10% of total revenues. For the year ended December 31, 2000, sales to a single purchaser were approximately 13% of total revenues. There were no sales to a single purchaser that exceeded 10% of total revenues in 1999. The Company believes that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers.

2. Related Party Transactions

      Loans to Officers

     Pursuant to margin support agreements with each of six officers, the Company, with Board of Director authorization, agreed to use up to $15 million of the value of Cross Timbers Royalty Trust units owned by the Company and the investment in equity securities to provide margin support for the officers' broker accounts in which they held Company common stock. The Company also agreed to pay, if necessary, each officer's margin debt in the event the officer subsequently failed to satisfy the debt. In connection with these agreements, in December 1998 the Company loaned four officers a total of $5,795,000 to reduce their margin debt. An additional $1,530,000 was loaned during 1999, including a new loan to a fifth officer. The loans were full recourse and due in December 2003, with an interest rate equal to the Company's bank debt rate. In May 2001, officers sold 302,000 shares of common stock to the Company for $6,496,000 and used the proceeds to partially repay their loans. Loans to officers were fully repaid in November 2001.

      Other Transactions

      A company, partially owned by a director of the Company, received fees totaling $994,000 in 2000 for consulting services performed in connection with the Company's acquisition and divestiture programs. The director-related company also represented the purchaser of properties sold by the Company during 1999 and invested in the purchase.

     The same director-related company performed consulting services in connection with a 1998 acquisition and was entitled to receive, at its election, either a 20% working interest or a 1% overriding royalty interest conveyed from the Company's 100% working interest in the properties after payout of acquisition and operating costs. The Board of Directors authorized the purchase of this potential interest from the director-related company and other parties in November 2001 for $15 million, as supported by a third-party fairness opinion. The director-related company received $10 million of the total purchase price.

3. Debt

      The Company's outstanding debt consists of the following:

      (in thousands)                                                     December 31
                                                                      ------------------
                                                                        2001      2000
                                                                      --------  --------
Long-term Debt:

Senior debt-
   Bank debt under revolving credit agreements due May 12, 2005,
      3.45% at December 31, 2001 ...................................  $556,000  $469,000

Subordinated debt-
   9 1/4% senior subordinated notes due April 1, 2007 ..............   125,000   125,000
   8 3/4% senior subordinated notes due November 1, 2009 ...........   175,000   175,000
                                                                      --------  --------

Total long-term debt ...............................................  $856,000  $769,000
                                                                      ========  ========

      Senior Debt

      In May 2000, the Company entered a revolving credit agreement with commercial banks with a commitment of $800 million. In June 2000, the loan agreement was amended to allow the Company to issue letters of credit. Any letters of credit outstanding reduce the borrowing capacity under the revolving credit facility. As of December 31, 2001, there were no letters of credit outstanding. In February 2001, the loan agreement was amended to allow the repurchase of the Company's subordinated debt and to increase commodity hedging limits. In May 2001, the loan agreement was amended to allow the Company to issue senior debt. Borrowings at December 31, 2001 under the loan agreement were $556 million with unused borrowing capacity of $244 million. The borrowing base is redetermined annually based on the value and expected cash flow of the Company's proved oil and gas reserves. If borrowings exceed the redetermined borrowing base, the banks may require that the excess be repaid within a year. Based on reserve values at December 31, 2001 and using parameters specified by the banks, the borrowing base remains in excess of the $800 million commitment. Borrowings under the loan agreement are due May 12, 2005, but may be prepaid at any time without penalty. The Company may renegotiate the loan agreement to increase the borrowing commitment and extend the revolving facility.

      The credit facility is partially secured by the Company's producing properties. Restrictions set forth in the loan agreement include limitations on the incurrence of additional indebtedness and the creation of certain liens. The loan agreement also limits dividends to 25% of cash flow from operations, as defined, for the latest four consecutive quarterly periods. The Company is also required to maintain a current ratio of not less than one (where unused borrowing commitments are included as a current asset and current assets and liabilities related to derivative fair value are excluded).

      The loan agreement provides the option of borrowing at floating interest rates based on the prime rate or at fixed rates for periods of up to six months based on certificate of deposit rates or London Interbank Offered Rates ("LIBOR"). Borrowings under the loan agreement at December 31, 2001 were based on LIBOR rates with maturity of one to six months and accrued at the applicable LIBOR rate plus 1.375%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. The Company also incurs a commitment fee on unused borrowing commitments which was 0.25% at December 31, 2001. The weighted average interest rate on senior debt was 5.7% during 2001, 8.2% during 2000 and 6.7% during 1999.

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

      See Note 6 regarding interest rate swap agreements. Under the terms of one of these agreements, the Company has notified the bank counterparty that it will purchase subordinated notes with a face value of $9,725,000 on April 1, 2002. Including the effects of the interest swap agreement and expensing of related deferred debt cost, the Company will record a loss on extinguishment of debt of approximately $600,000.

4. Income Tax

      The effective income tax rate for the Company was different than the statutory federal income tax rate for the following reasons:

(in thousands)                                         2001      2000       1999
                                                     --------  --------   --------
Income tax expense at the federal statutory rate
   (35% in 2001, and 34% in 2000 and 1999) ........  $159,375  $ 59,987   $ 24,006
State and local taxes and other ...................     2,577      (607)       (41)
                                                     --------  --------   --------

Income tax expense ................................  $161,952  $ 59,380   $ 23,965
                                                     ========  ========   ========

Components of income tax expense are as follows:

(in thousands) ....................................      2001      2000       1999
                                                     --------  --------   --------
Current income tax ................................  $    847  $    387   $    308
Deferred income tax expense .......................   155,021    63,792     28,697
Net operating loss carryforward (added) used ......     6,084    (4,799)    (5,040)
                                                     --------  --------   --------

Income tax expense ................................  $161,952  $ 59,380   $ 23,965
                                                     ========  ========   ========

      Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. The Company's net deferred tax liabilities are recorded as a current liability of $27,330,000 and a long-term liability of $199,091,000 at December 31, 2001, and a current asset of $17,098,000 and a long- term liability of $82,476,000 at December 31, 2000. Significant components of net deferred tax assets and liabilities are:

(in thousands)                                                                   December 31
                                                                            ---------------------
                                                                               2001        2000
                                                                            ---------   ---------
Deferred tax assets:
    Net operating loss carryforwards .....................................  $  63,286   $  69,370
    Accrued stock appreciation right and performance share compensation ..         17         916
    Derivative fair value loss ...........................................     25,940      15,024
    Other ................................................................      5,976       5,038
                                                                            ---------   ---------
            Total deferred tax assets ....................................     95,219      90,348
                                                                            ---------   ---------

Deferred tax liabilities:
    Property and equipment ...............................................    261,353     148,363
    Derivative fair value gain ...........................................     48,646          --
    Other ................................................................     11,641       7,363
                                                                            ---------   ---------
            Total deferred tax liabilities ...............................    321,640     155,726
                                                                            ---------   ---------

Net deferred tax liabilities .............................................  $(226,421)  $ (65,378)
                                                                            =========   =========

      As of December 31, 2001, the Company has estimated tax loss carryforwards of approximately $195 million, of which $10.6 million are related to capital losses. The capital loss tax carryforwards expire in 2005 while the remaining ordinary loss carryforwards are scheduled to expire in 2009 through 2021. Approximately $22 million of the tax loss carryforwards are the result of an acquisition. A new tax law, signed in March 2002 and retroactive to September 11, 2001, will increase the Company's tax loss carryforward by approximately $12 million. The Company has not booked any valuation allowance because it believes it has tax planning strategies available to realize its tax loss carryforwards.

5. Commitments and Contingencies

      Leases

      The Company leases offices, vehicles, airplanes, compressors and certain other equipment in its primary locations under noncancelable operating leases. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. As of December 31, 2001, minimum future lease payments for all noncancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows:

  (in thousands)
  2002 ..................................................                $15,524
  2003 ..................................................                 14,956
  2004 ..................................................                 10,411
  2005 ..................................................                  8,539
  2006 ..................................................                  8,639
  Remaining .............................................                 31,898
                                                                         -------

  Total .................................................                $89,967
                                                                         =======

      Amounts incurred under operating leases (including renewable monthly leases) were $20,561,000 in 2001, $17,329,000 in 2000 and $14,093,000 in 1999.

      In March 1996, the Company sold its Tyrone gas processing plant and related gathering system for $28 million and entered an agreement to lease the facility from the buyers for an initial term of eight years at annual rentals of $4 million with fixed renewal options for an additional 13 years at a total cost of $7.8 million. This transaction was recorded as a sale and operating leaseback, with no gain or loss on the sale.

      In November 1996, the Company sold its gathering system in Major County, Oklahoma for $8 million and entered an agreement to lease the facility from the buyers for an initial term of eight years, with fixed renewal options for an additional ten years. Rentals are adjusted monthly based on the 30-day LIBOR rate and may be irrevocably fixed by the Company with 20 days advance notice. As of December 31, 2001, annual rentals were $1.6 million. This transaction was recorded as a sale and operating leaseback, with a deferred gain of $3.4 million on the sale. The deferred gain is amortized over the lease term based on pro rata rentals and is recorded in other long-term liabilities in the accompanying consolidated balance sheets. The deferred gain balance at December 31, 2001 was $1.6 million.

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

      Employment Agreements

      Two executive officers have year-to-year employment agreements with the Company. The agreements are automatically renewed each year-end unless terminated by either party upon thirty days notice prior to each December 31. Under these agreements, the officers receive a minimum annual salary of $625,000 and $450,000, respectively, and are entitled to participate in any incentive compensation programs administered by the Board of Directors. The agreements also provide that, in the event the officer terminates his employment for good reason, as defined in the agreement, the Company terminates the employee without cause or a change in control of the Company occurs, the officer is entitled to a lump-sum payment of three times the officer's most recent annual compensation. In addition, the officer is entitled to receive a payment sufficient to make the officer whole for any excise tax on excess parachute payments imposed by the Internal Revenue Code.

      Commodity Commitments

      The Company has entered into natural gas physical delivery contracts, futures contracts, collars and swap agreements that effectively fix gas prices. See Note 8.

      Drilling Contracts

      The Company has agreements to use four drilling rigs and one workover rig through July 2003. Total commitments under these agreements are $9.5 million for 2002 and $1 million for 2003.

      Litigation

      On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm's-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm's-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. The court has ordered that the parties enter into mediation, which should occur in the first half of 2002. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management's estimate of the potential liability from this claim has been accrued in the Company's financial statements.

      On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% during the past 10 years as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Department of Justice, the plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss the lawsuit, which was denied. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

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

      In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to the plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In September 2001, the Company filed a motion to dismiss the lawsuit, which is currently pending. In February 2002, the Company and one of its subsidiaries were dismissed from the suit and another subsidiary of the Company was added. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company's financial statements.

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

      Other

      To date, the Company's expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

6. Financial Instruments

      The Company uses financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes.

      Change in Accounting Principle

      On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, by recording a one-time after-tax charge of $44,589,000 in the income statement for the cumulative effect of a change in accounting principle and an unrealized loss of $67,323,000 in accumulated other comprehensive income. The unrealized loss is related to the derivative fair value of cash flow hedges. The charge to the income statement is primarily related to the Company's physical delivery contract with crude oil-based pricing, also referred to as the Enron Btu swap contract.

      After adoption of SFAS No. 133, all derivative financial instruments are recorded on the balance sheet at fair value. Change in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of hedge derivatives, are recorded in derivative fair value gain (loss) in the income statement. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs.

      Enron Btu Swap Contract

      In 1995, the Company entered a contract to sell gas based on crude oil pricing, also referred to as the Enron Btu swap contract (Note 8). This contract was terminated as a result of the Enron bankruptcy (Note 7). Because the contract pricing is not clearly and closely associated with natural gas prices, it must be considered a non-hedge derivative financial instrument under SFAS No. 133 beginning January 1, 2001, with changes in fair value recorded as a derivative gain (loss) in the income statement.

      Prior to termination of the Enron Btu swap contract, the Company entered derivative contracts with another counterparty to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. Changes in fair value of these contracts are recorded as a derivative gain (loss) in the income statement. In March 2002, the Company terminated some of these contracts with maturities of May through December 2002 and received $6.6 million from the counterparty. Because these contracts are non-hedge derivatives, most of the related $6.6 million gain related to their termination was recorded in 2001 derivative fair value gain.

      Commodity Price Hedging Instruments

      The Company periodically enters into futures contracts, energy swaps, collars and basis swaps to hedge its exposure to price fluctuations on crude oil and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts, the Company pays this excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives this difference from the counterparty. The Company has hedged its exposure to variability in future cash flows from natural gas sales for transactions occurring through December 2002. See Note 8.

      In 2001, net losses on futures and basis swap hedge contracts reduced gas revenue by $11.1 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $97 million. During 2000, net losses on futures and basis swap hedge contracts reduced gas revenue by $40.5 million and oil revenue by $7.8 million. During 1999, net losses on futures and basis swap hedge contracts reduced gas revenue by $5.7 million and oil revenue by $2.2 million. The effect of fixed price physical delivery contracts was not significant in 2000 or 1999. As of December 31, 2001, an unrealized pre-tax derivative fair value gain of $108.7 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. The ultimate settlement value of these hedges will be recognized in the income statement as gas revenue when the hedged gas sales occur over the next year.

      The Company occasionally sells gas call options. Because these options are covered by Company production, they have the same effect on the Company as product hedges when the strike prices are below current market gas prices. However, because written options do not provide protection against declining prices, they do not qualify for hedge or loss deferral accounting. The opportunity loss, related to gas prices exceeding the fixed gas prices effectively provided by the call options, has been recognized as a loss in derivative fair value, rather than deferring the loss and recognizing it as reduced gas revenue when the hedged production occurs.

      Interest Rate Swap Agreements

      To reduce the interest rate on a portion of its subordinated debt, the Company entered an agreement with a bank to purchase a portion of the Company's subordinated notes with a face value of $21.6 million. The Company pays the bank a variable interest rate based on three-month LIBOR rates, and receives semiannually from the bank the fixed interest rate on the notes. The term of the agreement for approximately half the notes is through April 2002, and for the remaining half is through November 2002. Any depreciation in market value of the notes from the date purchased by the bank is immediately payable to the bank. Any appreciation in the market value, including any depreciation payments, is receivable from the bank to the extent of the market value of the notes at the end of the agreement. The Company has the option of terminating this agreement and purchasing the notes from the bank at any time at market value. The Company has notified the bank that it will purchase subordinated notes with a face value of $9,725,000 on April 1, 2002, the termination date of the related interest swap agreement. See Note 3. This agreement is recorded in the financial statements as a non-hedge derivative with changes in fair value recorded in the income statement.

      In September 1998, to reduce variable interest rate exposure on debt, the Company entered into a series of interest rate swap agreements, effectively fixing its interest rate at an average of 6.9% on a total notional balance of $150 million until September 2005. In 1999 and 2000, the Company terminated these interest rate swaps, resulting in a gain of $2 million. This gain has been deferred and is being amortized against interest expense through September 2005.

      Derivative Fair Value (Gain) Loss

      The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

(in thousands)                                                               Year Ended December 31
                                                                            -----------------------
                                                                              2001           2000
                                                                            --------       --------
Change in fair value of the Enron Btu swap contract ..................      $(27,505)      $     --

Change in fair value of call options and other derivatives that do not
   qualify for hedge accounting ......................................       (27,022)        55,821

Ineffective portion of derivatives qualifying for  hedge accounting ..           157             --
                                                                            --------       --------

Derivative fair value (gain) loss ....................................      $(54,370)      $ 55,821
                                                                            ========       ========

      Fair Value of Financial Instruments

      Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2001 and 2000. The following are estimated fair values and carrying values of the Company's other financial instruments at each of these dates:

                                                                Asset (Liability)
                                            ---------------------------------------------------------
                                                December 31, 2001              December 31, 2000
                                            -------------------------      --------------------------
                                            Carrying          Fair          Carrying          Fair
(in thousands) .......................       Amount           Value          Amount           Value
                                            ---------       ---------       ---------       ---------
Derivative Assets:
  Fixed-price natural gas futures and
    swaps ............................      $ 116,829       $ 116,829       $      --       $   3,868
  Interest rate swap .................          2,791           2,791             473           2,651
  Other (a) (b) ......................          6,080           6,080              --              --
Derivative Liabilities:
  Fixed-price natural gas futures and
    swaps ............................        (19,198)        (19,198)             --        (112,807)
  Natural gas written call options ...             --              --         (44,189)        (44,189)
  Enron Btu swap contract (c) ........             --              --              --         (70,777)
  Other (a) ..........................        (10,157)        (10,157)             --              --
                                            ---------       ---------       ---------       ---------
Net derivative asset (liability) .....      $  96,345       $  96,345       $ (43,716)      $(221,254)
                                            =========       =========       =========       =========

Long-term debt .......................      $(856,000)      $(870,720)      $(769,000)      $(774,000)
                                            =========       =========       =========       =========

      (a) These contracts were entered prior to termination of the Enron Btu swap contract and effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract.

      (b) In March 2002, the Company terminated contracts with maturities of May through December 2002 and received $6.6 million from the counterparty. Because these contracts are non-hedge derivatives, most of the related $6.6 million gain related to their termination was recorded in 2001 derivative fair value gain.

      (c)   The Enron Btu swap contract was terminated in December 2001 (Note
            7). The value of this contract immediately prior to termination was a $43.3 million liability, which is recorded as a current liability until legal extinguishment is finalized.

      The fair value of bank borrowings approximates their carrying value because of short-term interest rate maturities. The fair value of subordinated long-term debt is based on current market quotes. The fair value of futures contracts, swap agreements and call options is estimated based on the exchange-trade value of NYMEX contracts, market commodity prices and interest rates for the applicable future periods.

      Changes in fair value of derivative assets and liabilities are the result of changes in oil and gas prices and interest rates. Natural gas futures and swaps are generally designated as hedges of commodity price risks, and accordingly, changes in their values are predominantly recorded in accumulated other comprehensive income until the hedged transaction occurs.

      During 2001, the Company entered gas physical delivery contracts to effectively provide gas price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts and not derivatives; therefore, the contracts are not required to be recorded in the financial statements. The value of outstanding physical delivery contracts at December 31, 2001 was $36.4 million.

      Concentrations of Credit Risk

      Although the Company's cash equivalents and derivative financial instruments are exposed to the risk of credit loss, the Company does not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of the Company's receivables are from a broad and diverse group of energy companies and, accordingly, do not represent a significant credit risk. The Company's gas marketing activities generate receivables from customers including pipeline companies, local distribution companies and end-users in various industries. Financial and commodity-based swap contracts expose the Company to the credit risk of non-performance by the counterparty to the contracts. In general, the Company does not believe this risk is significant since the exposure is diversified among major banks and financial institutions with high credit ratings. See Note 7 regarding credit risk related to the Enron Corporation bankruptcy. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. The Company recorded an allowance for collectibility of all accounts receivable of

$4,098,000 at December 31, 2001 and $3,121,000 at December 31, 2000. The
Company's bad debt provision was $978,000 in 2001, $1,093,000 in 2000 and $1,347,000 in 1999.

7. Enron Corporation Bankruptcy

      As of December 2, 2001, the date of its bankruptcy filing, Enron Corporation was the counterparty to some of the Company's hedge derivative contracts, as well as a purchaser of natural gas under certain physical delivery contracts. One of these contracts was a natural gas physical delivery contract with crude oil-based pricing ("Enron Btu swap contract").

      The Company sent Enron notices of contract terminations in November and December 2001. Based on the fair value as of the contract termination dates, Enron owes the Company $7.8 million for physical gas deliveries in November and December 2001, and $13.5 million for net gains on hedge derivative contracts. Enron also owes the Company $14.1 million in net unrealized gains related to undelivered gas under physical delivery contracts. This amount, however, will not be recorded in the financial statements until collectibility is assured.

      Also recorded in the balance sheet at December 31, 2001 is a current liability of $43.3 million related to the Enron Btu swap contract, based on fair values at the date of contract termination. As specified under the contract termination provisions, the Company, as the nondefaulting party, has notified Enron that its liability under this contract has been reduced to zero. Based upon discussion with outside legal counsel, the Company believes that these termination provisions are legally enforceable, and accordingly, it has no liability under this contract. However, under generally accepted accounting principles, this liability cannot be credited to income until legal extinguishment of the debt is finalized.

      In the event the termination provisions of the Enron Btu swap contract are ultimately not enforced, the Company believes that, based on contract provisions and discussions with outside legal counsel, it should have the right to offset all amounts due from Enron against any Enron Btu swap contract liability, including amounts related to undelivered gas under physical delivery contracts. Because the recorded Enron Btu swap contract liability exceeds total Enron receivables at December 31, 2001, no reserve for asset collectibility has been recorded.

      Final resolution of the Enron bankruptcy and related proceedings may result in a settlement materially different from amounts recorded at December 31, 2001. The following is a summary of recorded, unrecorded and total amounts related to Enron:

                                                                Receivable (Payable) at December 31, 2001
                                                                -----------------------------------------
(in thousands)                                                  Recorded       Unrecorded         Total
                                                                --------       ----------       ---------
Accounts receivable:

Physical delivery contracts ............................        $  7,817         $ 14,069        $ 21,886
Hedge derivative contract fair value ...................          13,534               --          13,534
                                                                --------         --------        --------

Total accounts receivable ..............................          21,351           14,069          35,420

Current liability - Enron Btu swap contract fair value .         (43,272)              --         (43,272)
                                                                --------         --------        --------

Net asset (liability) ..................................        $(21,921)        $ 14,069        $ (7,852)
                                                                ========         ========        ========

8.  Natural Gas Sales Commitments

      The Company has entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 6 regarding accounting for commodity hedges. All contracts with Enron have been terminated and excluded (Note 7).
                                                 Futures Contracts
                                                and Swap Agreements
                                      --------------------------------------
                                                               NYMEX Price
      2002 Production Period               Mcf per Day         per Mcf (a)
  -------------------------------     --------------------   ---------------
  April to May                               355,000             $ 3.66
  June                                       305,000               3.71
  July to December                           280,000               3.73

(a) Includes approximately $0.05 per Mcf gain that will be deferred and recognized in 2003 related to contract terminations and hedge redesignations.

      The Company has entered into basis swap agreements which effectively fix basis for the following production and periods:

          Location                         2002 Production Period                 Mcf per Day         Basis per Mcf (a)
----------------------------     -----------------------------------------   --------------------  ---------------------
Arkoma                           April to October                                    85,000               $  0.10
East Texas                       April to June                                      170,000                  0.00
                                 July to September                                  170,000                  0.01
                                 October                                            150,000                  0.00
                                 November to December                                60,000                  0.00
Mid-Continent                    April to October                                    20,000                  0.12

-------------------

      (a) Reductions from NYMEX gas price for location, quality and other adjustments.

      The Company's settlement of futures contracts and basis swap agreements related to first quarter 2002 gas production resulted in increased gas revenue of $32.3 million. This gain will be recognized as an increase in gas revenue of approximately $0.75 per Mcf in the first quarter of 2002. Included in these settlements is $4.4 million related to terminated Enron futures contracts and swap agreements which will be recognized as an increase in gas revenue of approximately $0.10 per Mcf.

      In December 2001 and March 2002, the Company closed futures contracts and swap agreements that were designated as cash flow hedges and, accordingly, has recorded deferred gains of $10.5 million in accumulated other comprehensive income. Included in these deferred gains is $7.6 million related to terminated Enron futures contracts. Deferred gains on these closed contracts will be recorded as gas revenue based on production in the following periods:

       Production Period                 Mcf per Day            Gain per Mcf/d
-------------------------------     --------------------     -------------------
2002     April                              50,000                 $   0.72
         May                                50,000                     0.68
         June                               75,000                     0.65
         July                               75,000                     0.62
         August                             75,000                     0.60
         September                          75,000                     0.61
         October                            75,000                     0.49
         November                           65,000                     0.45
         December                           65,000                     0.34

      In March 2002, the Company entered into collar agreements which provide a floor (put) and ceiling (call) price for natural gas. If the market price of natural gas exceeds the call price or falls below the put price, the Company receives the fixed price and pays the market price. If the market price of natural gas is between the floor and ceiling price, no payments are due from either the Company or the counterparty. Prices to be realized may be less than these floor and ceiling prices because of location, quality and other adjustments. The Company has entered into collar agreements for the following production periods:

                                                         Average NYMEX Price (a)
                                                        ------------------------
    2002 Production Period            Mcf per Day          Floor       Ceiling
-------------------------------   -------------------   -----------  -----------
April to May                             75,000           $  2.60      $  3.20
June                                    150,000              2.90         3.46
July to September                       150,000              2.95         3.52
October to December                     165,000              3.27         3.89

(a)   Includes reduction of $0.10 per Mcf for cost of collars.

      The Company has entered gas physical delivery contracts that are considered to be normal sales, and therefore, are not recorded in the financial statements, because they are not expected to be net cash settled. All Enron contracts have been terminated and excluded. These contracts effectively fix prices for the following production and periods:

         Location                      2002 Production Period               Mcf per Day         Fixed Price per Mcf
---------------------------     ------------------------------------    --------------------  ---------------------
Arkoma                          January to March                               60,000                $  4.75
                                April to December                              20,000                   3.61
East Texas                      January                                        50,000                   5.06
                                February to March                              20,000                   4.54
                                April to December                              10,000                   3.63
Mid-Continent                   January to March                               20,000                   5.58

      Other Physical Delivery Contracts

      From August 1995 through July 1998 the Company received an additional $0.30 to $0.35 per Mcf on 10,000 Mcf of gas per day. In exchange therefor, the Company agreed to sell 34,344 Mcf per day at the index price in 2001 and 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. See Note 6 regarding accounting for this contract, also referred to as the Enron Btu swap contract, which has been terminated as a result of the Enron bankruptcy (Note 7). Also see Note 6 regarding a related derivative commitment with another counterparty.

      As partial consideration for an acquisition, the Company agreed to sell gas volumes ranging from 40,000 Mcf in 2000 to 35,000 Mcf in 2003 at specified discounts from index prices. This commitment was recorded at its total value of $7.5 million in March 1999 in other current and long-term liabilities. The discounts are charged to the liability as taken. As of December 31, 2001, $1,552,000 is recorded in other current liabilities and $455,000 is recorded in other long-term liabilities related to this commitment.

      As part of an acquisition, the Company assumed a commitment to sell 6,800 Mcf of gas per day in Arkansas through April 2003 at prices which are adjusted by the monthly index price. In 2001, the prices ranged from $0.44 to $1.44 per Mcf. This contract is considered a normal sale and therefore, is not recorded as a derivative in the Company's financial statements.

      In 1998, the Company sold a production payment, payable from future production from certain properties acquired in an acquisition, to EEX Corporation for $30 million. Under the terms of the production payment conveyance and related delivery agreement, the Company committed to deliver to EEX a total of approximately 34.3 Bcf (27.8 Bcf net to the Company's interest) of gas during the 10-year period beginning January 1, 2002, with scheduled deliveries by year, subject to certain variables. EEX will reimburse the Company for all royalty and production and property tax payments related to such deliveries. EEX will also pay the Company an operating fee of $0.257 per Mcf for deliveries in 2002, which fee will be escalated annually at a rate of 5.5%. Each December, beginning in 1998, the Company had the option to repurchase a portion of this production payment, based on a total cost of $30 million plus interest accrued from May 1, 1998 through the repurchase date. The Company repurchased portions of the production payment in 2001 and 2002 for $20.7 million (Note 13). According to the terms of the delivery agreement, the Company has the right to receive the repurchased production payment volumes first out of production commencing January 1, 2002. Because the Company has repurchased 18.3 Bcf (14.8 Bcf net) of gas, it should be approximately September 2006 before EEX will begin receiving the remaining 16.0 Bcf (13.0 Bcf net) of gas.

9. Equity

      Three-for-Two Stock Splits

      The Company effected three-for-two common stock splits on September 18, 2000 and June 5, 2001. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

      Common Stock

      The following reflects the Company's common stock activity:

                                                          Shares Issued                           Shares in Treasury
                                               -------------------------------------      -------------------------------------
(in thousands)                                   2001          2000           1999          2001          2000           1999
                                               --------      --------       --------      --------      --------       --------
Balance, January 1 ......................       123,880       130,924        121,608         7,547        20,924         20,972

Issuance/sale of common stock ...........            --            --          9,000            --        (9,900)        (4,500)
Issuance/vesting of performance shares ..           666         1,220            292           217           571             --
Stock option exercises ..................         2,154         4,792             24            23           414            115
Treasury stock purchases ................            --            --             --           429         8,837          4,337
Cancellation of shares ..................            --       (13,299)            --            --       (13,299)            --
Preferred stock converted to common .....         5,289           243             --            --            --             --
                                               --------      --------       --------      --------      --------       --------

Balance, December 31 ....................       131,989       123,880        130,924         8,216         7,547         20,924
                                               ========      ========       ========      ========      ========       ========

      In July 1999, the Company issued 9 million shares of common stock at its fair value of $5.08 per share in exchange for its 50% interest in an acquisition and for cash proceeds of $3.2 million which were used to reduce bank debt.

      Also in July 1999, the Company sold from treasury 4.5 million shares of common stock in an underwritten public offering for net proceeds of approximately $26.5 million. The proceeds were used to repurchase 4.3 million shares of common stock issued in conjunction with an acquisition.

      In May 2000, 13.3 million shares were canceled from treasury stock. This transaction caused a $71.5 million reduction in treasury stock with an offsetting reduction in additional paid-in capital, resulting in no change to total stockholders' equity.

      In November 2000, the Company sold from treasury 9.9 million shares of common stock in an underwritten public offering for net proceeds of approximately $126.1 million. The proceeds were used to reduce bank debt.

      Treasury Stock

      The Company's open market treasury share acquisitions totaled 7.9 million shares in 2000 at an average price of $5.25 and 11,000 shares in 1999 at an average price of $4.69 per share. As of March 27, 2002, 6.5 million shares remain under the May 2000 Board of Directors' authorization to repurchase 6.8 million shares of the Company's common stock.

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

      Shelf Registration Statement

      In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The total price of securities to be offered is $600 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities are to be used for general corporate purposes, including reduction of bank debt. As of March 2002, no securities have been issued under the shelf registration statement.

      Common Stock Warrants

      As partial consideration for producing properties acquired in December 1997, the Company issued warrants to purchase 2.1 million shares of common stock at a price of $6.70 per share for a period of five years. These warrants were valued at $5.7 million and recorded as additional paid-in capital.

      Common Stock Dividends

      The Board of Directors declared quarterly dividends of $0.0045 per common share from 1999 through second quarter 2000, $0.0067 per common share for third quarter 2000 through first quarter 2001 and $0.01 per common share for the remainder of 2001. See Note 3 regarding restrictions on dividends.

      Series A Convertible Preferred Stock

      Series A convertible preferred stock is recorded in the accompanying December 31, 2000 consolidated balance sheet at its liquidation preference of $25 per share. During 2000, 50,000 shares of convertible preferred stock were converted into 243,000 shares of common stock. In January 2001, the Company sent notice to preferred stockholders that it would redeem all outstanding shares in February 2001 at a price of $25.94 per share plus accrued and unpaid dividends. Prior to the redemption date, 1.1 million outstanding shares of preferred stock were converted into 5.3 million common shares.

10. Earnings Per Share

      The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)                                                                        Earnings
                                                                     Earnings              Shares            per Share
                                                                  --------------       --------------      --------------
2001
------------------------------------------------------------
           Basic
                Net income .................................      $      248,816
                                                                  --------------
                Earnings available to common stock - basic .             248,816              122,505      $         2.03
                                                                                                           ==============
           Diluted
                Effect of dilutive securities:
                    Stock options ..........................                  --                  484
                    Preferred stock ........................                  --                  377
                    Warrants ...............................                  --                1,260
                                                                  --------------      --------------
                Earnings available to common stock - diluted      $      248,816              124,626      $         2.00
                                                                  ==============       ==============      ==============

2000
------------------------------------------------------------
           Basic
                Net income .................................      $      116,993
                Preferred stock dividends ..................              (1,758)
                                                                  --------------
                Earnings available to common stock - basic .             115,235              106,730      $         1.08
                                                                                                           ==============
           Diluted
                Effect of dilutive securities:
                    Stock options ..........................                  --                  777
                    Preferred stock ........................               1,758                5,470
                    Warrants ...............................                  --                  581
                                                                  --------------      --------------
                Earnings available to common stock - diluted      $      116,993              113,558      $         1.03
                                                                  ==============       ==============      ==============

1999
------------------------------------------------------------
           Basic
                Net income .................................      $       46,743
                Preferred stock dividends ..................              (1,779)
                                                                  --------------
                Earnings available to common stock - basic .              44,964              105,341      $         0.43
                                                                                                           ==============
           Diluted
                Effect of dilutive securities:
                    Stock options ..........................                  --                  243
                    Preferred stock ........................               1,779                5,534
                    Warrants ...............................                  --                   --
                                                                  --------------      --------------
                Earnings available to common stock - diluted      $       46,743              111,118      $         0.42
                                                                  ==============       ==============      ==============

11.  Supplemental Cash Flow Information

      The consolidated statements of cash flows exclude the following non-cash transactions (Notes 9 and 12):

      . Conversion of 1.1 million shares of preferred stock to 5.3 million shares of common stock in 2001 and conversion of 50,000 shares of preferred stock to 243,000 shares of common stock in 2000

      .     Cancellation of 13.3 million shares of treasury stock in 2000

      . Sale of Hugoton Royalty Trust units in 2000 in exchange for 743,000 shares of common stock valued at $11.3 million, and in 1999 in exchange for 111,000 shares of common stock valued at $700,000

      .     Purchase of a 50% interest in an acquisition in 1999 in exchange for
            8.4 million shares of common stock, valued at $42.5 million

      .     Performance shares activity, including:

            . Grants of 878,000 shares in 2001, 1,230,000 shares in 2000 and 319,000 shares in 1999 to key employees and nonemployee directors

            .     Vesting of 602,000 shares in 2001, 1,510,000 shares in 2000 and 27,000 shares in 1999

            .     Forfeiture of 9,000 shares in 2001 and 27,000 shares in 1999

      . Receipt of common stock of 66,000 shares (valued at $967,000) in 2000 for the option price of exercised stock options

      Interest payments in 2001 totaled $59,550,000 (including $6,649,000 of capitalized interest), $80,067,000 in 2000 (including $3,488,000 of capitalized interest) and $70,500,000 in 1999 (including $1,353,000 of capitalized interest). Net income tax refunds were $140,000 during 2001 and $322,000 during 1999; income tax payments were $1,085,000 in 2000.

12. Employee Benefit Plans

      401(k) Plan

      The Company sponsors a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. The Company matches employee contributions of up to 10% of wages. Employee contributions vest immediately while the Company's matching contributions vest 100% upon completion of three years of service. All employees over 21 years of age may participate. Company contributions under the plan were $3,884,000 in 2001, $3,226,000 in 2000 and $2,514,000 in 1999.

      Post-Retirement Health Plan

     Effective January 1, 2001, the Company adopted a retiree medical plan for employees who retire at age 55 or over with a minimum of five years full-time service. Benefits under the plan are the same as for active employees, and continue until the retired employee or the employee's dependents are eligible for Medicare or another similar federal health insurance program. All participants pay premiums as determined by the Company. Post-retirement medical benefits are not pre-funded by the Company, but are paid when incurred. The status of the Company's post-retirement health plan for 2001 is as follows:

(in thousands)                                                           2001
                                                                       --------
Change in benefit obligation:
  Benefit obligation at January 1 ...............................      $    804
     Service cost ...............................................           221
     Interest cost ..............................................            62
     Actuarial loss .............................................             1
     Benefit payments ...........................................           (10)
                                                                       --------
  Benefit obligation at December 31 .............................      $  1,078
                                                                       ========

Amounts recognized in the consolidated balance sheet:

  Funded status .................................................      $ (1,078)
  Unrecognized net actuarial gain ...............................            (9)
                                                                       --------
  Accrued benefit liability, as recognized in the
     consolidated balance sheet at December 31, 2001 ............      $ (1,087)
                                                                       ========

Components of net periodic benefit cost:

  Service cost ..................................................      $    221
  Interest cost .................................................            62
  Recognized prior service cost .................................           804
                                                                       --------
Net periodic benefit cost .......................................      $  1,087
                                                                       ========

      The weighted average discount rate used by the Company in determining the accumulated post-retirement benefit obligation was 7.5%. For measurement purposes, the annual rate of increase in the covered health care benefits was assumed to range from 9% in 2001 to 6% in 2006 and beyond. A 1% change in the assumed health care cost trend rate would have approximately a $158,000 effect on total estimated service and interest cost and approximately a $417,000 effect on the post-retirement benefit obligation.

      1994 and 1997 Stock Incentive Plans

      Under the 1994 Stock Incentive Plan and the 1997 Stock Incentive Plan, a total of 5,063,000 shares of common stock may be issued under each plan to directors, officers and other key employees pursuant to grants of stock options or performance shares. At December 31, 2001, there are 1,341,000 shares available for grant under the 1994 Plan and 1,181,000 shares available for grant under the 1997 Plan. Options vest and become exercisable on terms specified when granted by the compensation committee ("the Committee") of the Board of Directors. Options granted under the 1994 Plan have a term of ten years and are not exercisable until six months after their grant date. Options granted under the 1997 plan have a term of ten years. Options granted under the 1994 Plan and the 1997 Plan generally vest in equal amounts over five years, with provisions for earlier vesting if specified performance requirements are met. All outstanding options under the 1994 Plan were vested by resolution of the Board of Directors.

      1998 Stock Incentive Plan

      Under the 1998 Stock Incentive Plan, a total of 13,500,000 shares of common stock may be issued pursuant to grants of stock options or performance shares. Grants under the 1998 Plan are subject to the provision that outstanding stock options and performance shares under all the Company's stock incentive plans cannot exceed 6% of the Company's outstanding common stock at the time such grants are made. At December 31, 2001, there were 1,249,000 shares available for grant under the 1998 Plan. Stock options generally vest and become exercisable annually in equal amounts over a five-year period, with provision for accelerated vesting when the common stock price reaches specified levels. There were 44,000 options outstanding at December 31, 2001 that vest when the common stock price reaches $23.33, 174,000 options that vest when the common stock price reaches $21.50, 5,000 options that vest when the common stock price reaches $20.00 and 174,000 options that vest when the common stock price reaches $19.50. The options with the common stock target prices of $19.50 and $20.00 vested in March 2002.

      Performance Shares

      Performance shares granted under the 1994, 1997 and 1998 Plans are subject to restrictions determined by the Committee and are subject to forfeiture if performance targets are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other common stockholders. The Company issued performance shares to key employees totaling 871,000 in 2001, 1,230,000 in 2000 and 292,000 in 1999. Performance shares vested, totaling 595,000 in 2001 and 1,510,000 in 2000, when the common stock price reached specified levels. In 2001, 9,000 of the performance shares issued in 2001 were forfeited, and in 1999, 27,000 performance shares issued in 1998 were forfeited. General and administrative expense includes compensation related to performance shares of $8.7 million in 2001, $18.4 million in 2000 and $102,000 in 1999. As of December 31, 2001, there were 159,000 performance shares that vest when the common stock price reaches $18.30, 242,000 performance shares that vest when the common stock price reaches $21.67 and 13,500 performance shares that vest in increments of 6,750 in each of 2002 and 2003. In February 2002, upon vesting of the performance shares with the $18.30 common stock vesting price, an additional 159,000 performance shares were issued that vested when the stock price reached $20.00 in March 2002. The Company also issued to nonemployee directors a total of 8,000 perfomance shares in February 2002, 7,000 performance shares in 2001 and 27,000 performance shares in 1999, all of which vested upon grant.

      In 2001, the Board approved an agreement with certain executive officers under which the officers, immediately prior to a change in control of the Company, will receive a total grant of 150,000 performance shares for every $1.67 increment in the closing price of the Company's common stock above $20.00. Unless otherwise designated by the Board, the number of performance shares granted under the agreement will be reduced by the number of performance shares awarded to the officers between the date of the agreement and the date of the change in control. Certain officers will also receive a total grant of 232,500 performance shares immediately prior to a change in control without regard to the price of the Company's common stock.

      Royalty Trust Option Plans

      Under the 1998 Royalty Trust Option Plan, the Company granted certain officers options to purchase 1,290,000 Hugoton Royalty Trust units at prices of $8.03 and $9.50 per unit, or a total of $12 million. These options were exercised in 2000 and 1999, resulting in non-cash compensation expense of $7.1 million in 2000 and $60,000 in 1999.

      Option Activity and Balances

      The following summarizes option activity and balances from 1999 through 2001:

                                                      Weighted
                                                      Average
                                                      Exercise         Stock
                                                       Price          Options
                                                     ----------      ----------
1999
-----------------------------------------------
         Beginning of year ....................      $     6.33       5,937,719
              Grants ..........................            4.74         922,218
              Exercises .......................            3.05         (23,540)
              Forfeitures .....................            5.17         (64,293)
                                                                     ----------
         End of year ..........................            6.13       6,772,104
                                                                     ==========
         Exercisable at end of year ...........            4.93       3,014,042
                                                                     ==========

2000
-----------------------------------------------
         Beginning of year ....................      $     6.13       6,772,104
              Grants ..........................           13.33       7,143,752
              Exercises .......................            6.54      (6,965,106)
              Forfeitures .....................            5.94        (369,528)
                                                                     ----------
         End of year ..........................           13.43       6,581,222
                                                                     ==========
         Exercisable at end of year ...........           12.83       4,722,764
                                                                     ==========

2001
-----------------------------------------------
         Beginning of year ....................      $    13.43       6,581,222
              Grants ..........................           18.74       5,713,621
              Exercises .......................           13.19      (5,325,655)
              Forfeitures .....................           18.81         (81,000)
                                                                     ----------
         End of year ..........................           17.93       6,888,188
                                                                     ==========
         Exercisable at end of year ...........           18.03       6,492,188
                                                                     ==========

      The following summarizes information about outstanding options at December 31, 2001:

                                           Options Outstanding                               Options Exercisable
                            -------------------------------------------------          -------------------------------
                                                Weighted          Weighted                                  Weighted
                                                 Average           Average                                   Average
     Range of                                   Remaining         Exercise                                  Exercise
  Exercise Prices                Number           Term              Price                  Number             Price
-------------------         ---------------   --------------   --------------          -------------     -------------
   $1.84 - $5.52                     24,049       5.5 years       $    4.29                  24,049        $   4.29
   $5.53 - $9.20                     37,965       6.9 years            7.49                  37,965            7.49
   $9.21 - $12.88                    46,946       8.6 years           10.35                  46,946           10.35
   $12.89 - $18.39                2,835,741       9.1 years           15.96               2,483,379           15.98
   $18.40 - $20.35                3,943,487       9.3 years           19.62               3,899,849           19.62
                            ---------------                                            ------------

                                  6,888,188                                               6,492,188
                            ===============                                            ============

      Estimated Fair Value of Grants

      Using the Black-Scholes option-pricing model and the following assumptions, the weighted average fair value of option grants was estimated to be $8.68 in 2001, $6.85 in 2000 and $2.85 in 1999.

                                                2001           2000           1999
                                              --------       --------       --------
Risk-free interest rates ...............           4.9%           5.8%           5.8%
Dividend yield .........................           0.2%           0.2%           3.0%
Weighted average expected lives ........        4 years        5 years        5 years
Volatility .............................            54%            53%            91%

      Pro Forma Effect of Recording Stock-Based Compensation at Estimated Fair Value

      The following are pro forma earnings available to common stock and earnings per common share for 2001, 2000 and 1999, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based
Compensation:

(in thousands, except per share data)

                                                  2001             2000             1999
                                              -----------      -----------      -----------
Earnings available to common stock:
     As reported .......................      $   248,816      $   115,235      $    44,964
     Pro forma .........................      $   204,543      $    91,194      $    40,373

Earnings per common share:
     Basic        As reported ..........      $      2.03      $      1.08      $      0.43
                  Pro forma ............      $      1.67      $      0.85      $      0.38

     Diluted      As reported ..........      $      2.00      $      1.03      $      0.42
                  Pro forma ............      $      1.64      $      0.82      $      0.38

13. Acquisitions and Dispositions

      Acquisitions

      In January 2001, the Company acquired gas properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired gas properties in East Texas for $45 million from Miller Energy, Inc. and other owners. In August 2001, the Company acquired primarily underdeveloped acreage in the Freestone area of East Texas for approximately $22 million. The purchases were funded with bank debt and are subject to typical post-closing adjustments.

      Acquisitions have been recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the year ended December 31, 2000 as if these acquisitions had been consummated immediately prior to January 1, 2000. Pro forma results are not presented for the year ended December 31, 2001 because the effects of these acquisitions excluded from 2001 results are not significant. These pro forma results are not necessarily indicative of future results.

(in thousands, except per share data)

Revenues ....................................................           $620,113
                                                                        ========
Net income ..................................................           $115,231
                                                                        ========
Earnings available to common stock ..........................           $113,473
                                                                        ========
Earnings per common share:
  Basic .....................................................           $   1.06
                                                                        ========
  Diluted ...................................................           $   1.01
                                                                        ========
Weighted average shares outstanding .........................            106,730
                                                                        ========

      In January 2001, the Company repurchased 9.1 Bcf of natural gas for $9.9 million from a production payment sold to EEX Corporation in a 1998 acquisition. In January 2002, the Company repurchased an additional 9.2 Bcf of natural gas for $10.8 million. See Note 8.

      In 1999, the Company and Lehman Brothers acquired the common stock of Spring Holding Company, a private oil and gas company, for a combination of cash and the Company's common stock totaling $85 million. The Company and Lehman each owned 50% of a limited liability company that acquired the common stock of Spring. In September 1999, the Company acquired Lehman's 50% interest in Spring for $44.3 million. This acquisition included oil and gas properties located in the Arkoma Basin of Arkansas and Oklahoma with a purchase price of $235 million. After purchase accounting adjustments and other costs, the cost of the properties was $257 million.

      The Company also acquired in 1999, with Lehman as 50% owner, Arkoma Basin properties from affiliates of Ocean Energy, Inc. for $231 million. The Company acquired Lehman's interest in the Ocean Energy Acquisition in March 2000 for $111 million.

      Dispositions

      In June 2001, the Company and Cross Timbers Royalty Trust filed an amended registration statement with the Securities and Exchange Commission to sell 1,360,000 units (22.7% of outstanding units) owned by the Company. The Company's sale of these units is dependent upon commodity prices and related market conditions for oil and gas equities. These units are classified as producing properties in the accompanying balance sheet at a net cost of $12.2 million at December 31, 2001.

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

14. Quarterly Financial Data (Unaudited)

      The following are summarized quarterly financial data for the years ended December 31, 2001 and 2000:

(in thousands, except per share data)                     Quarter
                                        --------------------------------------------
                                          1st         2nd         3rd         4th
                                        --------    --------    --------    --------
2001
-----------------------------------
       Revenues ....................    $249,152    $209,021    $197,307    $183,268
       Gross profit (a) ............    $164,788    $167,514    $129,604    $ 88,269
       Earnings available to
           common stock ............    $ 46,748    $ 90,533    $ 70,342    $ 41,193
       Earnings per common share:
           Basic ...................    $   0.39    $   0.74    $   0.57    $   0.33
           Diluted .................    $   0.38    $   0.73    $   0.56    $   0.33
       Average shares outstanding ..     119,640     123,050     123,596     123,669

2000
-----------------------------------
       Revenues ....................    $113,326    $121,650    $160,519    $205,356
       Gross profit (a) ............    $ 44,997    $ 30,094    $ 80,981    $105,490
       Earnings available to
           common stock ............    $ 33,267    $    798    $ 31,366    $ 49,804
       Earnings per common share:
           Basic ...................    $   0.31    $   0.01    $   0.30    $   0.45
           Diluted .................    $   0.29    $   0.01    $   0.28    $   0.42
       Average shares outstanding ..     108,662     103,376     104,277     110,592

      (a) Operating income before general and administrative expense.

15. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

      All of the Company's operations are directly related to oil and gas producing activities located in the United States.

      Costs Incurred Related to Oil and Gas Producing Activities

      The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes:

(in thousands)                                  2001        2000        1999
                                              --------    --------    --------
Acquisitions:
     Producing properties ................    $238,041    $ 31,983    $505,912
     Undeveloped properties ..............       3,980       3,490       4,182
Development (a) ..........................     385,479     163,224      89,306
Exploration:
     Geological and geophysical studies ..       2,123         829         872
     Dry hole expense ....................       2,189          --          --
     Rental expense and other ............       1,126         218          32
                                              --------    --------    --------

Total ....................................    $632,938    $199,744    $600,304
                                              ========    ========    ========


      (a) Includes capitalized interest of $6,649,000 in 2001, $3,488,000 in 2000 and $1,353,000 in 1999.

      Proved Reserves

      The Company's proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors.

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

(in thousands)                                          Oil               Gas         Natural Gas
                                                       (Bbls)            (Mcf)       Liquids (Bbls)
                                                    ------------     ------------    -------------
Proved Reserves

   December 31, 1998 ...........................          54,510        1,209,224           17,174
       Revisions ...............................          10,792           60,011            1,838
       Extensions, additions and discoveries ...           3,003          166,669            3,357
       Production ..............................          (5,112)        (105,120)          (1,325)
       Purchases in place ......................           2,790          494,666               20
       Sales in place ..........................          (4,380)        (279,827)          (3,162)
                                                    ------------     ------------     ------------
   December 31, 1999 ...........................          61,603        1,545,623           17,902
       Revisions ...............................           2,709          142,974            3,709
       Extensions, additions and discoveries ...           1,145          258,843            1,951
       Production ..............................          (4,736)        (125,857)          (1,622)
       Purchases in place ......................             833           26,557               72
       Sales in place ..........................          (3,109)         (78,457)              --
                                                    ------------     ------------     ------------
   December 31, 2000 ...........................          58,445        1,769,683           22,012
       Revisions ...............................          (4,201)         (96,990)          (2,193)
       Extensions, additions and discoveries ...           3,317          469,602            2,081
       Production ..............................          (4,978)        (152,178)          (1,601)
       Purchases in place ......................           1,484          248,339               --
       Sales in place ..........................             (18)          (2,978)              --
                                                    ------------     ------------     ------------
   December 31, 2001 ...........................          54,049        2,235,478           20,299
                                                    ============     ============     ============

Proved Developed Reserves

   December 31, 1998 ...........................          42,876          968,495           14,000
                                                    ============     ============     ============

   December 31, 1999 ...........................          48,010        1,225,014           13,781
                                                    ============     ============     ============

   December 31, 2000 ...........................          46,334        1,328,953           16,448
                                                    ============     ============     ============

   December 31, 2001 ...........................          41,231        1,452,222           14,774
                                                    ============     ============     ============

                                                                     December 31
Standardized Measure of Discounted Future           ----------------------------------------------
   Net Cash Flows Relating to Proved Reserves           2001             2000             1999
                                                    ------------     ------------     ------------

(in thousands)
   Future cash inflows .........................    $  6,366,557     $ 18,866,832     $  5,113,094
   Future costs:
       Production ..............................      (1,989,344)      (3,237,574)      (1,549,401)
       Development .............................        (620,611)        (389,698)        (294,250)
                                                    ------------     ------------     ------------
   Future net cash flows before income tax .....       3,756,602       15,239,560        3,269,443
   Future income tax ...........................        (879,874)      (4,947,614)        (718,892)
                                                    ------------     ------------     ------------
   Future net cash flows .......................       2,876,728       10,291,946        2,550,551
   10% annual discount .........................      (1,354,679)      (5,029,916)      (1,153,611)
                                                    ------------     ------------     ------------

   Standardized measure (a) ....................    $  1,522,049     $  5,262,030     $  1,396,940
                                                    ============     ============     ============

(a) Before income tax, the year-end standardized measure (or discounted present value of future net cash flows) was $1,947,441,000 in 2001, $7,748,632,000 in 2000 and $1,765,936,000 in 1999.

Changes in Standardized Measure of
  Discounted Future Net Cash Flows                 2001             2000             1999
                                               ------------     ------------     ------------
(in thousands)
   Standardized measure, January 1 ........    $  5,262,030     $  1,396,940     $    808,403
                                               ------------     ------------     ------------
   Revisions:
       Prices and costs ...................      (6,285,062)       5,096,973          608,123
       Quantity estimates .................         173,587          190,457           62,033
       Accretion of discount ..............         455,788          123,225           70,256
       Future development costs ...........        (408,772)        (196,048)        (113,110)
       Income tax .........................       2,278,522       (2,082,745)        (259,403)
       Production rates and other .........           1,090            1,378             (137)
                                               ------------     ------------     ------------
           Net revisions ..................      (3,784,847)       3,133,240          367,762
   Extensions, additions and discoveries ..         252,524        1,018,349          125,209
   Production .............................        (653,626)        (441,323)        (215,869)
   Development costs ......................         312,435          128,757           70,275
   Purchases in place (a) .................         148,111          115,866          414,759
   Sales in place (b) .....................         (14,578)         (89,799)        (173,599)
                                               ------------     ------------     ------------
           Net change .....................      (3,739,981)       3,865,090          588,537
                                               ------------     ------------     ------------

   Standardized measure, December 31 ......    $  1,522,049     $  5,262,030     $  1,396,940
                                               ============     ============     ============

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

      Year-end realized oil prices used in the estimation of proved reserves and calculation of the standardized measure were $17.39 for 2001, $25.49 for 2000 and $24.17 for 1999. Year-end average realized gas prices were $2.36 for 2001, $9.55 for 2000 and $2.20 for 1999. Year-end average realized natural gas liquids prices were $8.70 for 2001, $26.33 for 2000 and $13.83 for 1999. Proved oil and gas reserves at December 31, 2001 include:

      . 1,658,000 Bbls of oil and 204,123,000 Mcf of gas and discounted present value before income tax of $159,275,000 related to the Company's ownership of approximately 54% of Hugoton Royalty Trust units at December 31, 2001.

      . 605,000 Bbls of oil and 7,305,000 Mcf of gas and discounted present value before income tax of $9,974,000 related to the Company's ownership of approximately 23% of Cross Timbers Royalty Trust units at December 31, 2001.

      The standardized measure does not include the effect of hedge derivatives or fixed price physical delivery contracts. Including the effects of these contracts, the standardized measure before income tax would increase by $151.6 million at December 31, 2001 and $4.3 million at December 31, 1999, and would decrease by $193.8 million at December 31, 2000.

      Based on assumed realized prices of $25.00 per Bbl for oil, $3.50 per Mcf for gas and $16.00 per Bbl for natural gas liquids, estimated proved reserves at December 31, 2001 would be 59.3 million Bbls of oil, 2.3 Tcf of natural gas and
22.3 million Bbls of natural gas liquids. Using these prices, the present value of estimated future cash flows, discounted at 10% and before income tax, would be $3.5 billion.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of XTO Energy Inc.

We have audited the accompanying consolidated balance sheets of XTO Energy Inc. and its subsidiaries as of December 31, 2001 and 2000, and the related consolidated income statements, statements of cash flows and stockholders' equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 6 to Consolidated Financial Statements, the Company changed its method of accounting for its derivative instruments and hedging activities effective January 1, 2001, in connection with its adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended.


ARTHUR ANDERSEN LLP

Fort Worth, Texas
March 28, 2002

                                                                     SCHEDULE II

XTO ENERGY INC.
Consolidated Valuation and Qualifying Accounts
--------------------------------------------------------------------------------

                                                Balance at                                                             Balance at
        (in thousands)                         Beginning of                                                               End of
                                                  Period        Additions (a)     Deductions (b)       Other (c)          Period
                                               ------------     -------------     --------------       --------        -----------
December 31, 2001
Allowance for doubtful accounts - Joint
   interest and other receivables ........       $  3,121          $    978          $     (1)          $     --          $  4,098
                                                 ========          ========          ========           ========          ========

December 31, 2000
Allowance for doubtful accounts - Joint
   interest and other receivables ........       $  2,150          $  1,093          $   (122)          $     --          $  3,121
                                                 ========          ========          ========           ========          ========

December 31, 1999
Allowance for doubtful accounts - Joint
   interest and other receivables ........       $    375          $  1,347          $    (72)          $    500          $  2,150
                                                 ========          ========          ========           ========          ========

----------------

  (a) Additions relate to provisions for doubtful accounts

  (b) Deductions relate to the write-off of accounts receivable deemed uncollectible.

  (c) Reclassification adjustment.

                                                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March 2002.

                                        XTO ENERGY INC.

                                        By    BOB R. SIMPSON
                                          --------------------------------------
                                          Bob R. Simpson, Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March 2002.

         PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)                                            DIRECTORS
                        BOB R. SIMPSON                                                     WILLIAM H. ADAMS III
-----------------------------------------------------------------      ------------------------------------------------------------
             Bob R. Simpson, Chairman of the Board                                         William H. Adams III
                  and Chief Executive Officer

                       STEFFEN E. PALKO                                                      J. LUTHER KING, JR
-----------------------------------------------------------------      ------------------------------------------------------------
         Steffen E. Palko, Vice Chairman of the Board                                       J. Luther King, Jr.
                         and President

                                                                                              JACK P. RANDALL
                                                                       ------------------------------------------------------------
                                                                                              Jack P. Randall

                                                                                             SCOTT G. SHERMAN
                                                                       ------------------------------------------------------------
                                                                                             Scott G. Sherman

                                                                                             HERBERT D. SIMONS
                                                                       ------------------------------------------------------------
                                                                                             Herbert D. Simons

                    PRINCIPAL FINANCIAL OFFICER                                        PRINCIPAL ACCOUNTING OFFICER

                         LOUIS G. BALDWIN                                                    BENNIE G. KNIFFEN
-----------------------------------------------------------------      ------------------------------------------------------------
            Louis G. Baldwin, Executive Vice President                           Bennie G. Kniffen, Senior Vice President
                    and Chief Financial Officer                                               and Controller

                                INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under the Company's prior name, Cross Timbers Oil Company.

       Exhibit
         No.                              Description                                Page
      --------     ------------------------------------------------------------      ----
        3.1        Restated Certificate of Incorporation of the Company, as
                   restated on August 22, 2001 (incorporated by reference to
                   Exhibit 4.1 to Registration Statement on Form S-3, File No.
                   333-71762)

        3.2 Bylaws of the Company (incorporated by reference to Exhibit 3.4 to Registration Statement on Form S-1,
                   File No. 33-59820)

        4.1 Indenture dated as of April 1, 1997, between the Company and the Bank of New York, as Trustee for the 9 1/4% Senior
                   Subordinated Notes due 2007 (incorporated by reference to Exhibit 4.1 to Registration Statement of Form S-4,
                   File No. 333-26603)

        4.2 Indenture dated as of October 28, 1997, between the Company and the Bank of New York, as Trustee for the 8 3/4% Senior
                   Subordinated Notes due 2009 (incorporated by reference to Exhibit 4.1 to Registration Statement on Form S-4,
                   File No. 333-39097)

        4.3 Preferred Stock Purchase Rights Agreement between the Company and ChaseMellon Shareholder Services, LLC (incorporated by reference to Exhibit 4.1 to Form 8-A/A dated
                   September 9, 1998)

        4.4        Certificate of Designation of Series A Junior Participating
                   Preferred Stock, par value $.01 per share, dated August 25, 1998 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

       10.1/*/     Amended and Restated Employment Agreement between the
                   Company and Bob R. Simpson, dated May 17, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000)

       10.2/*/     Amended and Restated Employment Agreement between the
                   Company and Steffen E. Palko, dated May 17, 2000
                   (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000)

       10.3/*/     Amended and Restated 1994 Stock Incentive Plan
                   (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 1999)

       10.4/*/     1997 Stock Incentive Plan, as amended February 15, 2000
                   (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 1999)

       10.5/*/     1998 Stock Incentive Plan, as amended February 20, 2001
                   (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2000)

       10.6/*/     Management Group Employee Severance Protection Plan, as
                   amended February 15, 2000 (incorporated by reference to
                   Exhibit 10.13 to Form 10-K for the year ended December 31,
                   1999)

       10.7/*/     Employee Severance Protection Plan, as amended February 15,
                   2000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1999)

       Exhibit
         No.                              Description                                Page
      --------     ------------------------------------------------------------      ----
       10.8/*/     Form of Agreement for Grant of Performance Shares (relating to change in control) between the Company and each of Bob R.
                   Simpson and Steffen E. Palko dated February 20, 2001
                   (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2001)

       10.9/*/ Form of Agreement for Grant of Performance Shares (relating to change in control) between the Company and each of Louis
                   G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg II dated
                   February 20, 2001 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2001)

       10.10/*/     Amendment to Agreement for Grant of Performance Shares
                   (relating to change in control) between the Company and Bob
                   R. Simpson dated May 24, 2001 (incorporated by reference to
                   Exhibit 10.3 to Form 10-Q for the quarter ended September 30,
                   2001)

       10.11/*/    Amendment to Agreement for Grant of Performance Shares
                   (relating to change in control) between the Company and Steffen E. Palko dated May 24, 2001 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended
                   September 30, 2001)

       10.12/*/    Amendment to Agreement for Grant of Performance Shares
                   (relating to change in control) between the Company and Louis
                   G. Baldwin dated May 24, 2001 (incorporated by reference to
                   Exhibit 10.5 to Form 10-Q for the quarter ended September 30,
                   2001)

       10.13/*/    Amendment to Agreement for Grant of Performance Shares
                   (relating to change in control) between the Company and Keith
                   A. Hutton dated May 24, 2001 (incorporated by reference to
                   Exhibit 10.6 to Form 10-Q for the quarter ended September 30,
                   2001)

       10.14/*/    Amendment to Agreement for Grant of Performance Shares
                   (relating to change in control) between the Company and Vaughn O. Vennerberg II dated May 24, 2001 (incorporated by reference to Exhibit 10.7 to Form 10-Q for the quarter ended
                   September 30, 2001)

       10.15 Registration Rights Agreement among the Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1,
                   File No. 33-59820)

       10.16       Warrant Agreement dated December 1, 1997 by and between the
                   Company and Amoco Corporation (incorporated by reference to Exhibit 10.11 to Form 10-K for the year ended
                   December 31, 1997)

       10.17       Revolving Credit Agreement dated May 12, 2000 between the
                   Company and certain commercial banks named therein
                   (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2000)

       10.18       First Amendment, dated June 20, 2000, to Revolving Credit
                   Agreement dated May 12, 2000 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended
                   June 30, 2000)

       10.19       Second Amendment, dated February 16, 2001, to Revolving
                   Credit Agreement dated May 12, 2000 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.15 to Form 10-K for the year ended
                   December 31, 2000)

       Exhibit
         No.                              Description                                Page
      --------     ------------------------------------------------------------      ----
       10.20       Third Amendment, dated May 1, 2001, to Revolving Credit
                   Agreement dated May 12, 2000 between the Company and certain commercial banks named therein (incorporated by reference to
                   Exhibit 10.1 to Form 10-Q for the quarter ended
                   March 31, 2001)

       12.1        Computation of Ratio of Earnings to Fixed Charges

       21.1        Subsidiaries of XTO Energy Inc.

       23.1        Consent of Arthur Andersen LLP

       23.2        Consent of Miller and Lents, Ltd.

       99          Other Exhibits

       99.1        Assurance Letter regarding Arthur Andersen LLP

           /*/     Management contract or compensatory plan

----------------

      Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, XTO Energy Inc., 810 Houston St., Suite 2000, Fort Worth, Texas 76102.