Form 10-Q
period 2002-03-31
XTO ENERGY INC
filed 2002-05-10
CIK 868809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY	REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10662

XTO Energy Inc.
(Exact name of registrant as specified in its charter)

Delaware	75-2347769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Houston Street, Suite 2000, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

(817) 870-2800

(Registrant’s telephone number, including area code)

NONE

(Former name, former address and former fiscal year, if change since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2002
Common stock, $.01 par value	123,955,196

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2002

P A R T    I.    F I N A N C I A L    I N F O R M A T I O N

XTO ENERGY INC.
Consolidated Balance Sheets

(in thousands, except shares)	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,020	$6,810
Accounts receivable, net	112,432	111,101
Derivative fair value	25,538	107,526
Other current assets	11,451	13,930

Total Current Assets	155,441	239,367

Property and Equipment, at cost – successful efforts method:
Producing properties	2,498,235	2,352,473
Undeveloped properties	7,090	9,545
Other	52,552	50,645

Total Property and Equipment	2,557,877	2,412,663
Accumulated depreciation, depletion and amortization	(616,875)	(571,276)

Net Property and Equipment	1,941,002	1,841,387

Other Assets:
Derivative fair value	4,897	18,174
Other	29,866	33,399

Total Other Assets	34,763	51,573

TOTAL ASSETS	$2,131,206	$2,132,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$123,371	$125,486
Payable to royalty trusts	2,329	2,233
Derivative fair value	9,787	1,024
Enron Btu swap contract	43,272	43,272
Current income taxes payable	587	600
Deferred income taxes payable	21,737	27,330
Other current liabilities	1,898	1,898

Total Current Liabilities	202,981	201,843

Long-term Debt	873,000	856,000

Other Long-term Liabilities:
Derivative fair value	16,334	28,331
Deferred income taxes payable	197,755	199,091
Other long-term liabilities	25,444	26,012

Total Other Long-term Liabilities	239,533	253,434

Commitments and Contingencies (Note 3)
Stockholders’ Equity:
Common stock ($.01 par value, 250,000,000 shares authorized, 132,267,548 and 131,988,733 shares issued)	1,323	1,320
Additional paid-in capital	493,039	485,094
Treasury stock (8,349,407 and 8,215,998 shares)	(67,269)	(64,714)
Retained earnings	372,542	328,712
Accumulated other comprehensive income	16,057	70,638

Total Stockholders’ Equity	815,692	821,050

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,131,206	$2,132,327

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Consolidated	Income Statements (Unaudited)

(in thousands, except per share data)	Three Months Ended March 31
	2002	2001
REVENUES
Oil and condensate	$23,481	$32,500
Gas and natural gas liquids	153,740	213,638
Gas gathering, processing and marketing	3,186	3,156
Other	(443)	(142)

Total Revenues	179,964	249,152

EXPENSES
Production	29,204	26,666
Taxes, transportation and other	9,755	21,911
Exploration	840	234
Depreciation, depletion and amortization	45,255	33,991
Gas gathering and processing	2,199	2,297
General and administrative	13,516	7,191
Derivative fair value gain	(251)	(735)

Total Expenses	100,518	91,555

OPERATING INCOME	79,446	157,597

OTHER INCOME (EXPENSE)
Interest expense, net	(10,115)	(16,032)

Total Other Income (Expense)	(10,115)	(16,032)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	69,331	141,565

INCOME TAX
Current	(13)	15,013
Deferred	24,276	35,215

Total Income Tax Expense	24,263	50,228

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	45,068	91,337
Cumulative effect of accounting change, net of tax	—	(44,589)

NET INCOME	$45,068	$46,748

EARNINGS PER COMMON SHARE
Basic:
Net income before cumulative effect of accounting change	$0.36	$0.76
Cumulative effect of accounting change, net of tax	—	(0.37)

Net income	$0.36	$0.39

Diluted:
Net income before cumulative effect of accounting change	$0.36	$0.74
Cumulative effect of accounting change, net of tax	—	(0.36)

Net income	$0.36	$0.38

DIVIDENDS DECLARED PER COMMON SHARE	$0.0100	$0.0067

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	123,820	119,640

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Consolidated	Statements of Cash Flows (Unaudited)

(in thousands)	Three Months Ended March 31
	2002	2001
OPERATING ACTIVITIES

Net income	$45,068	$46,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	45,255	33,991
Non-cash incentive compensation	6,250	309
Deferred income tax	24,276	35,215
Non-cash (gain) loss in derivative fair value	7,934	(735)
Cumulative effect of accounting change, net of tax	—	44,589
Other non-cash items	(149)	(995)
Changes in operating assets and liabilities (a)	1,103	23,133

Cash Provided by Operating Activities	129,737	182,255

INVESTING ACTIVITIES

Proceeds from sale of property and equipment	72	2,651
Property acquisitions	(31,059)	(168,839)
Development costs	(112,040)	(71,101)
Other property and asset additions	(2,159)	(4,683)

Cash Used by Investing Activities	(145,186)	(241,972)

FINANCING ACTIVITIES

Proceeds from long-term debt	93,000	299,000
Payments on long-term debt	(76,000)	(238,000)
Dividends	(1,238)	(1,129)
Net proceeds from stock option exercises	1,652	7,474
Purchases of treasury stock and other	(2,755)	(4,309)

Cash Provided by Financing Activities	14,659	63,036

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(790)	3,319

Cash and Cash Equivalents, Beginning of Period	6,810	7,438

Cash and Cash Equivalents, End of Period	$6,020	$10,757

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(1,559)	$20,808
Other current assets	2,479	(2,850)
Other assets	2,333	70
Accounts payable, accrued liabilities and payable to royalty trusts	(2,137)	(29,189)
Other current liabilities	(13)	34,294

	$1,103	$23,133

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.
Notes to Consolidated Financial Statements

1.    Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2001, have not been audited by independent public accountants. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company’s financial position at March 31, 2002 and its income and cash flows for the three months ended March 31, 2002 and 2001. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K.

2.    Long-term Debt

On March 31, 2002, borrowings under the revolving credit agreement with commercial banks were $573 million with unused borrowing capacity of $227 million. The interest rate of 3.38% at March 31, 2002 is based on the one-month London Interbank Offered Rate plus 1.375%.

Under the terms of an interest rate swap agreement with a bank counterparty, the Company purchased and canceled $9.7 million of its 9¼% senior subordinated notes on April 1, 2002. Including the effects of the interest rate swap agreement and expensing of related deferred debt cost, the Company recorded an after-tax extraordinary loss on extinguishment of debt of approximately $400,000.

On April 23, 2002, the Company sold $350 million of 7½% senior notes due in 2012. The notes are general unsecured indebtedness effectively subordinate to bank borrowings but ranking above the Company’s senior subordinated notes. Net proceeds of $342.4 million (before estimated offering expenses of $900,000) from the sale of notes will be used to finance strategic property transactions (Note 11), to redeem the Company’s 9¼% senior subordinated notes and to reduce bank debt. Until closing of these property transactions and redemption of the 9¼% senior subordinated notes, the proceeds of the senior notes offering have been used to reduce bank debt, which was $349 million at May 1, 2002.

On May 3, 2002, the Company notified holders of its 9¼% senior subordinated notes that it will redeem the remaining $115.3 million note balance on June 3, 2002, at a redemption price of 104.625%, or $120.6 million, plus accrued interest of $1.8 million. Including write-off of unamortized costs related to the notes, the Company will record an after-tax extraordinary loss on redemption of the notes of approximately $5 million.

3.    Commitments and Contingencies

Litigation

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm’s-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. The court has ordered that the parties enter into mediation, which should occur in the first half of 2002. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management’s estimate of the potential liability from this claim has been accrued in the Company’s financial statements.

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U. S. District Court for the Western District of Oklahoma against the Company and certain of its subsidiaries by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the False Claims Act. The plaintiff alleges that the Company underpaid royalties on gas produced from federal leases and lands owned by Native Americans by at least 20% as a result of mismeasuring the volume of gas and incorrectly analyzing its heating content. According to the U.S. Department of Justice, the plaintiff has made similar allegations in over 70 actions filed against more than 300 other companies. The plaintiff seeks to recover the amount of royalties not paid, together with treble damages, a civil penalty of $5,000 to $10,000 for each violation and attorney fees and expenses. The plaintiff also seeks an order for the Company to cease the allegedly improper measuring practices. After its review, the Department of Justice decided in April 1999 not to intervene and asked the court to unseal the case. The court unsealed the case in May 1999. A multi-district litigation panel ordered that the lawsuits against the Company and other companies filed by Grynberg be transferred and consolidated to the federal district court in Wyoming. The Company and other defendants filed a motion to dismiss the lawsuit, which was denied. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company’s financial statements.

In February 2000, the Department of Interior notified the Company and several other producers that certain Native American leases located in the San Juan Basin have expired due to the failure of the leases to produce in paying quantities from February through August 1990. The Department of Interior has demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. The Company has filed a Notice of Appeal with the Interior Board of Indian Appeals. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management’s estimate of the potential liability from this claim has been accrued in the Company’s financial statements.

In June 2001, the Company was served with a lawsuit styled Quinque Operating Co., et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against the Company and one of its subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. No class has been certified. The allegations in the case are similar to those in the Grynberg case; however, the Quinque case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to the plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In September 2001, the Company filed a motion to dismiss the lawsuit, which is currently pending. In February 2002, the Company and one of its subsidiaries were dismissed from the suit and another subsidiary of the Company was added. The Company believes that the allegations of this lawsuit are without merit and intends to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in the Company’s financial statements.

The Company is involved in various other lawsuits and certain governmental proceedings arising in the ordinary course of business. Company management and legal counsel do not believe that the ultimate resolution of these claims, including the lawsuits described above, will have a material effect on the Company’s financial position or liquidity, although an unfavorable outcome could have a material adverse effect on the operations of a given interim period or year.

See Note 5 regarding natural gas sales commitments.

4.    Derivative Financial Instruments

The Company uses financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. See Note 5.

In 1995, the Company entered a contract to sell gas based on crude oil pricing, also referred to as the Enron Btu swap contract. This contract was terminated as a result of the bankruptcy filing of Enron Corporation. Because the contract pricing was not clearly and closely associated with natural gas prices, it was considered a non-hedge derivative financial instrument, with changes in fair value recorded as a derivative gain (loss) in the income statement.

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

The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

(in thousands)	Three Months Ended March 31
	2002	2001
Change in fair value of the Enron Btu swap contract	$—	$8,349
Change in fair value of call options and other derivatives that do not qualify for hedge accounting	130	(8,799)
Ineffective portion of derivatives qualifying for hedge accounting	(381)	(285)

Derivative fair value gain	$(251)	$(735)

The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2002 and December 31, 2001 are summarized below. The decrease in the net derivative asset from December 31, 2001 to March 31, 2002 is primarily attributable to increased natural gas prices and cash settlements during the period.

(in thousands)	March 31, 2002	December 31, 2001
Derivative Assets:
Fixed-price natural gas futures and swaps	$27,481	$116,829
Interest rate swap	2,481	2,791
Other (a) (b)	473	6,080
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(5,981)	(19,198)
Collars	(8,703)	—
Other (a)	(11,437)	(10,157)

Net derivative asset	$4,314	$96,345

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

5.    Natural Gas Sales Commitments

In addition to selling gas under fixed price physical delivery contracts, the Company enters into futures contracts, energy swaps, collars and basis swaps to hedge its exposure to price fluctuations on crude oil and natural gas sales. When actual commodity prices exceed the fixed price provided by these contracts, the Company pays this excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, the Company receives this difference from the counterparty. The Company has hedged its exposure to variability in future cash flows from sales of over 90% of its projected gas production through December 2002. The Company’s natural gas hedges have not changed from the positions disclosed in Note 8 to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2001 Form 10-K.

In first quarter 2002, net gains on futures and basis swap hedge contracts increased gas revenue by $35.3 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $58.7 million. During first quarter 2001, net losses on futures and basis swap hedge contracts reduced gas revenue by $24.3 million. The effect of fixed price physical delivery contracts was not significant in the first quarter of 2001. As of March 31, 2002, an unrealized pre-tax derivative fair value gain of $24.7 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. The ultimate settlement value of these hedges will be recognized in the income statement as gas revenue when the hedged gas sales occur over the remainder of the year.

The Company’s settlement of futures contracts and swap agreements related to April 2002 gas production resulted in increased gas revenue of $2.6 million, or approximately $0.18 per Mcf. Included in these settlements is $1.1 million related to terminated Enron futures contracts and swap agreements which was recognized as an increase in gas revenue of approximately $0.07 per Mcf.

6.    Equity

In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which may include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The total price of securities to be offered is $600 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank debt. On April 23, 2002, the Company sold $350 million of 7½% senior notes under the shelf registration statement (Note 2).

7.    Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31
	2002			2001
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic:
Net income	$45,068	123,820	$0.36	$46,748	119,640	$0.39

Diluted:
Effect of dilutive securities:
Stock options	—	310		—	1,031
Preferred stock	—	—		—	2,294
Warrants	—	1,322		—	1,269

Earnings available to common stock—diluted	$45,068	125,452	$0.36	$46,748	124,234	$0.38

8.    Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

	Three Months Ended March 31
(in thousands)	2002	2001
Net income	$45,068	$46,748

Other comprehensive income (loss), net of tax:
Cumulative effect of accounting change	—	(67,323)
Change in derivative fair value	(34,343)	15,308
Reclassification adjustments—contract settlements	(20,238)	18,568

Total other comprehensive loss	(54,581)	(33,447)

Total comprehensive income (loss)	$(9,513)	$13,301

9.    Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in thousands)	2002	2001
Interest	$5,015	$10,721
Income tax	—	17

The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the three-month periods ended March 31, 2002 and 2001:

-	Grant of 167,000 performance shares and vesting of 326,000 performance shares in 2002 and grant of 122,000 performance shares and vesting of 128,000 performance shares in 2001

-	Conversion of 1.1 million shares of preferred stock into 5.3 million shares of common stock in 2001

10.    Employee Benefit Plans

Stock Incentive Plans

During the first three months of 2002, a total of 122,000 stock options were exercised with an exercise price of $1.7 million. As a result of these exercises, outstanding common stock increased by 112,000 shares and stockholders’ equity increased by a net $1.7 million.

Performance Shares

During the first three months of 2002, 159,000 performance shares were issued to key employees and 318,000 performance shares vested. As of March 31, 2002, there were 242,000 performance shares outstanding that vest when the common stock price reaches $21.67 and 13,500 shares that vest in increments of 6,750 in 2002 and 2003. The Company also issued to nonemployee directors a total of 8,000 performance shares in February 2002 which vested upon grant. Non-cash compensation expense related to performance shares for the first three months of 2002 was $6.3 million.

11.    Acquisitions

In March 2002, the Company acquired primarily gas-producing properties for $20 million in the East Texas Freestone Trend. This purchase was funded by bank borrowings. The Company also announced in April 2002 that it has entered the following strategic property transactions to increase its positions in East Texas, Louisiana and the San Juan Basin of New Mexico for a total cost of $144 million. Funding of these transactions is provided by proceeds from the Company’s sale of senior notes (Note 2).

-
A purchase and sale agreement with CMS Oil and Gas Co. (CMS), a subsidiary of CMS Energy Corporation, to acquire properties in the Powder River Basin of Wyoming for $101 million. This acquisition was completed on May 1, 2002.

-	An agreement to exchange the Powder River Basin properties acquired from CMS to Marathon Oil Company (Marathon), for properties in East Texas and Louisiana. The exchange was completed on May 1, 2002.

-	A definitive agreement to purchase producing properties in the San Juan Basin of New Mexico from Marathon for $43 million. The closing date is scheduled for July 1, 2002.

In January 2001, the Company acquired primarily gas-producing properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired primarily gas-producing properties in East Texas for $45 million from Miller Energy, Inc. and other owners. The purchases were funded through bank borrowings.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2002 and the related consolidated income and cash flow statements for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of XTO Energy Inc. as of December 31, 2001 included in the Company’s 2001 Annual Report on Form 10-K, and in our report dated March 28, 2002, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2001 Annual Report on Form 10-K from which it has been derived.

ARTHUR ANDERSEN LLP

Fort Worth, Texas
May 3, 2002

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in the Company’s 2001 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices
	Quarter Ended March 31
	2002	2001	Increase (Decrease)
Total production
Oil (Bbls)	1,189,063	1,229,786	(3%)
Gas (Mcf)	41,789,369	34,467,932	21%
Natural gas liquids (Bbls)	367,400	358,186	3%
Mcfe	51,128,147	43,995,764	16%

Average daily production
Oil (Bbls)	13,212	13,664	(3%)
Gas (Mcf)	464,326	382,977	21%
Natural gas liquids (Bbls)	4,082	3,980	3%
Mcfe	568,091	488,842	16%

Average sales price
Oil per Bbl	$19.75	$26.43	(25%)
Gas per Mcf	$ 3.58	$ 5.97	(40%)
Natural gas liquids per Bbl	$10.79	$22.10	(51%)

Average NYMEX prices
Oil per Bbl	$21.67	$28.81	(25%)
Gas per MMBtu	$ 2.49	$ 6.30	(60%)

Bbl—Barrel
Mcf—Thousand cubic feet
Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)
MMBtu—One million British Thermal Units, a common energy measurement

Increased gas production is primarily attributable to development activity, partially offset by natural decline. Decreased oil production is primarily because of natural decline.

Oil prices were significantly higher in first quarter 2001 as a result of global demand outpacing supply. Lagging demand in 2001, attributable to a worldwide economic slowdown, caused oil prices to decline. OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the United States on September 11, 2001, placing further downward pressure on oil prices. In December 2001, OPEC announced additional production cuts of 1.5 million barrels per day for six months effective January 1, 2002. With economic recoveries in the U.S. and global markets, as well as rising concerns over tension in the Middle East, oil prices have strengthened during 2002. The average NYMEX price for April 2002 was $26.13 per Bbl. At May 1, 2002, the average NYMEX futures price for the following twelve months was $25.41 per Bbl.

Natural gas prices are dependent upon North American supply and demand, which is affected by weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity.

Gas prices were unusually high in first quarter 2001 as winter demand strained gas supplies. Gas prices declined during 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced the demand for gas to generate electricity and resulted in sharply increased gas storage levels. Despite the winter of 2001-2002 being one of the warmest on record and resulting higher than average storage levels, gas prices have increased during 2002 and are expected to remain volatile. The average NYMEX price for April 2002 was $3.38 per MMBtu. At May 1, 2002, the average NYMEX futures price for the following twelve months was $3.93 per MMBtu.

The Company uses price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of its gas production; see Note 5 to Consolidated Financial Statements. During first quarter 2002, the Company’s hedging activities increased gas revenue by $58.7 million, or $1.40 per Mcf. The Company has hedged more than 90% of its remaining projected 2002 natural gas production at average NYMEX prices ranging between $3.59 and $3.77 per Mcf. During first quarter 2001, the Company’s hedging activities reduced gas revenue by $24.3 million, or $0.71 per Mcf.

Results of Operations

Quarter Ended March 31, 2002 Compared with Quarter Ended March 31, 2001

Net income for first quarter 2002 was $45.1 million compared to $46.7 million for first quarter 2001. First quarter 2002 earnings include a $4.1 million after-tax charge for non-cash incentive compensation and a $200,000 after-tax fair value gain on certain derivatives that do not qualify for hedge accounting. Excluding this charge and gain, earnings for the quarter were $49 million. First quarter 2001 earnings include a $44.6 million after-tax charge for the accounting change for derivatives, a $200,000 after-tax charge for non-cash incentive compensation and a $500,000 after-tax fair value gain on certain derivatives that do not qualify for hedge accounting. Excluding these charges and gain, earnings for the quarter were $91 million.

Total revenues for first quarter 2002 were $180 million, a 28% decrease from first quarter 2001 revenues of $249.2 million. Operating income for the quarter was $79.4 million, a 50% decrease from first quarter 2001 operating income of $157.6 million. Oil revenue decreased $9 million (28%) primarily because of the 25% decrease in oil prices and the 3% decrease in production. Gas and natural gas liquids revenues decreased $59.9 million (28%) primarily because of the 40% decrease in gas prices and the 51% decrease in natural gas liquids prices. These price decreases were partially offset by the 21% increase in gas volumes and the 3% increase in natural gas liquids volumes. First quarter gas gathering, processing and marketing revenues remained relatively flat compared to the 2001 quarter.

Expenses for first quarter 2002 totaled $100.5 million, a 10% increase from first quarter 2001 expenses of $91.6 million. Production expense increased $2.5 million (10%) primarily because of increased facility expense, workovers and maintenance, and overhead and labor costs, partially offset by lower fuel costs. Depreciation, depletion and amortization increased $11.3 million (33%) because of increased production related to development, and higher acquisition and drilling costs. Taxes, transportation and other decreased $12.2 million (55%) from the first quarter of 2001 primarily because of lower oil and gas revenues and lower severance tax rates on new wells in East Texas. General and administrative expense increased $6.3 million (88%) primarily because of a $5.9 million increase in non-cash incentive compensation.

Interest expense decreased $5.9 million (37%) primarily because of a 35% decrease in the weighted average interest rate.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2002	2001	Increase (Decrease)
Production	$0.57	$0.61	(7%)
Taxes, transportation and other	0.19	0.50	(62%)
Depreciation, depletion and amortization (DD&A)	0.89	0.77	16%
General and administrative (G&A) (a)	0.14	0.16	(13%)
Interest	0.20	0.36	(44%)

(a)    Excludes non-cash incentive compensation.

The following are explanations of variances of expenses on an Mcfe basis:

Production - Decreased production expense is because the increase in production (16%) was higher than the increase in expenses (10%).

Taxes, transportation and other - Most of these expenses vary with product prices. Decreased taxes, transportation and other expense is because of lower product prices and lower severance tax rates on new wells in East Texas.

DD&A - Increased DD&A is because of higher acquisition and development costs per Mcfe.

G&A - Decreased G&A is primarily the result of increased production which offset increased personnel and other expenses related to Company growth.

Interest - Decreased interest expense is because of lower interest rates and increased production.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $129.7 million for first quarter 2002, compared with $182.3 million for first quarter 2001. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) decreased 19% from $159.4 million for the first three months of 2001 to $129.5 million for the same 2002 period. Decreased operating cash flow is primarily because of decreased prices partially offset by increased production from acquisitions and development activity.

During the quarter ended March 31, 2002, cash provided by operating activities of $129.7 million, bank borrowings of $93 million, proceeds from exercise of stock options of $1.7 million and from sale of property and equipment of $100,000 were used to fund net property acquisitions, development costs and other net capital additions of $145.3 million, debt payments of $76 million, dividends of $1.2 million and treasury stock purchases related to employee stock option exercises and other financing activities of $2.8 million. The resulting decrease in cash and cash equivalents for the period was $800,000.

Total current assets decreased $83.9 million during the first quarter of 2002 primarily because of an $82 million decrease in derivative fair value related to cash settlements and increased natural gas prices during the quarter. Total current liabilities increased $1.1 million during the first quarter of 2002, primarily because of an $8.8 million increase in derivative fair value liabilities, partially offset by a $2.1 million decrease in accounts payable and a $5.6 million decrease in current deferred income taxes payable. The increase in current derivative fair value liabilities is because of increased natural gas prices, while the decrease in current deferred income taxes payable is primarily related to the change in derivative fair value.

The decrease from working capital of $37.5 million at December 31, 2001 to negative working capital of $47.5 million at March 31, 2002 is primarily because of the decreased derivative fair value asset, net of the related deferred tax benefit. Any cash settlement of hedge derivatives should be offset by increased or decreased cash flows from the Company’s sale of related production. Therefore, the Company believes that most of its derivative fair value assets and liabilities are offset by changes in value of its natural gas reserves. This offsetting change in natural gas reserve value, however, is not reflected in working capital.

Acquisitions and Development

In April 2002, the Company announced that it had entered property transactions to increase its positions in East Texas, Louisiana and the San Juan Basin of New Mexico for a total cost of $164 million. Of this amount, $20 million was funded by bank borrowings and funding of the remaining $144 million is provided by proceeds from the Company’s sale of senior notes. See Note 11 to Consolidated Financial Statements.

Exploration and development expenditures for the first three months of 2002 were $112.9 million, compared with $71.3 million for the first three months of 2001. The Company budgeted $400 million for 2002 exploration and development. Because of the projected production impact of the Company’s 2002 property transactions, the development budget will be reduced by $100 million over the next twelve months. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

Through the first three months of 2002, the Company participated in drilling 109 gas wells and one oil well, and in performing 139 workovers. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Drilling activity during the first three months of 2002 was concentrated in East Texas, Arkoma and the San Juan Basin. In East Texas, 33 wells were completed and an additional 34 wells are in progress. The Company has ten workovers completed or in progress in East Texas.

In Arkoma, one well was completed and an additional 16 wells are in progress. The Company has 25 workovers completed or in progress in this area.

In the San Juan Basin, the Company completed 14 wells and five wells were in progress at March 31, 2002. A total of 73 workovers have been completed or are in progress. The Company has also been active in the Mid-Continent area where six wells are in progress and 29 workovers have been completed or are in progress.

The Company’s unused borrowing capacity of $227 million at March 31, 2002 under its revolving credit agreement is available for acquisitions and development.

Debt and Equity

As of March 31, 2002, long-term bank debt increased by $17 million from the balance at December 31, 2001. Net borrowings increased primarily to fund property acquisitions, less repayments from operating cash flow.

Under the terms of an interest rate swap agreement with a bank counterparty, the Company purchased and canceled $9.7 million of its 9¼% senior subordinated notes on April 1, 2002. Including the effects of the interest rate swap agreement and expensing of related deferred debt cost, the Company recorded an after-tax extraordinary loss on extinguishment of debt of approximately $400,000.

On April 23, 2002, the Company sold $350 million of 7½% senior notes due in 2012. The notes are general unsecured indebtedness effectively subordinate to bank borrowings but ranking above the Company’s senior subordinated notes. Net proceeds of $342.4 million (before estimated offering expenses of $900,000) from the sale of notes will be used to finance strategic property transactions (see Note 11 to Consolidated Financial Statements), to redeem the Company’s 9¼% senior subordinated notes and to reduce bank debt. Until closing of these property transactions and redemption of the 9¼% senior subordinated notes, the proceeds of the senior notes offering have been used to reduce bank debt, which was $349 million at May 1, 2002.

On May 3, 2002, the Company notified holders of its 9¼% senior subordinated notes that it will redeem the remaining $115.3 million note balance on June 3, 2002, at a redemption price of 104.625%, or $120.6 million, plus accrued interest of $1.8 million. Including write-off of unamortized costs related to the notes, the Company will record an after-tax extraordinary loss on redemption of the notes of approximately $5 million.

Stockholders’ equity at March 31, 2002 decreased $5.4 million from year-end because of a decrease in accumulated other comprehensive income of $54.6 million, treasury stock purchases of $2.6 million and common stock dividends declared of $1.2 million, partially offset by earnings of $45.1 million for the three months ended March 31, 2002 and an increase in additional paid-in capital of $7.9 million related to exercise of stock options and issuance of performance shares. The decrease in accumulated other comprehensive income was attributable to the decline in fair value of cash flow hedge derivatives, which was related to the increase in natural gas prices and cash settlements during the quarter.

Common Stock Dividends

In February 2002, the Board of Directors of the Company declared a first quarter common stock dividend of $0.01 per share that was paid in April.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, acquisition and development activities, pricing differentials, operating costs, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Among the factors that could cause actual results to differ materially are:

–	crude oil and natural gas price fluctuations,

–	changes in interest rates,

–	the Company’s ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

–	higher than expected production costs and other expenses,

–	potential delays or failure to achieve expected production from existing and future exploration and development projects,

–	volatility of crude oil and natural gas prices and related financial derivatives,

–	basis risk and counterparty credit risk in executing commodity price risk management activities,

–	potential liability resulting from pending or future litigation, and

–	competition in the oil and gas industry as well as competition from other sources of energy.

In addition, these forward-looking statements may be affected by general domestic and international economic and political conditions.

Item	3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in the Company’s 2001 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

The Company is exposed to interest rate risk on debt with variable interest rates. At March 31, 2002, the Company’s variable rate debt had a carrying value of $573 million, which approximated its fair value, and the Company’s fixed rate debt had a carrying value of $300 million and an approximate fair value of $301 million. On April 1, 2002, the Company purchased subordinated debt with a face value of $9.7 million, incurring an after-tax extraordinary loss on extinguishment of debt of approximately $400,000. Assuming a one percent, or 100-basis point, change in interest rates at April 1, 2002, the fair value of the Company’s remaining fixed rate debt would change by approximately $12.6 million.

The Company has entered an agreement with a bank to reduce the interest rate on $21.6 million face value of its subordinated debt to a variable interest rate based on three-month LIBOR rates. As of March 31, 2002, the fair value gain of this derivative financial instrument was $2.5 million. On April 1, 2002, a portion of the interest swap agreement with a fair value of $1 million terminated with a cash settlement with the bank counterparty. Assuming a one percent, or 100-basis point, change in interest rates at April 1, 2002, the fair value of the remaining agreement would change by approximately $700,000.

Commodity Price Risk

The Company hedges a portion of its price risks associated with its natural gas sales. As of March 31, 2002, outstanding gas futures contracts and swap agreements had a net fair value gain of $21.5 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $27.9 million in the fair value of these gas futures contracts and swap agreements at March 31, 2002. This sensitivity does not include physical product delivery contracts, which are not expected to be settled in cash or another financial instrument; these contracts had a fair value gain of $1.8 million at March 31, 2002.

In conjunction with its hedging activities, the Company entered collar agreements in March 2002. As of March 31, 2002, outstanding gas collars had a fair value loss of $8.7 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $9.6 million in the fair value of these collars at March 31, 2002.

Because these futures contracts, swap agreements and collars are designated hedge derivatives, and to the extent the hedges are effective, changes in their fair value are reported as a component of accumulated other comprehensive income until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

The Company had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, the Company entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at March 31, 2002 was $11 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $2.9 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $1.7 million.

P A R T   I I.    O T H E R   I N F O R M A T I O N

Items 1. through 4.

Not applicable.

Item 5.    Other Information

On May 1, 2002, the Company announced that it completed a portion of its previously announced $164 million in property transactions with the acquisition of $101 million of producing properties in the Powder River Basin of Wyoming from CMS Oil and Gas Company, a subsidiary of CMS Energy Corporation. The Company subsequently exchanged those assets with Marathon Oil Company (Marathon) for oil and gas properties in East Texas and Louisiana. The Company expects to complete a separate property transaction with Marathon on July 1, 2002 with the previously announced acquisition of producing properties in the San Juan Basin of New Mexico for $43 million.

On May 3, 2002, the Company notified holders of its 9¼% senior subordinated notes that it will redeem the remaining $115.3 million note balance on June 3, 2002, at a redemption price of 104.625%, or $120.6 million, plus accrued interest of $1.8 million. Including write-off of unamortized costs related to the notes, the Company will record an after-tax extraordinary loss on redemption of the notes of approximately $5 million.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number and Description

11	Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

15.1 Awareness letter of Arthur Andersen LLP

(b)    Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2002 and through May 10, 2002:

On April 12, 2002, the Company filed a report on Form 8-K dated April 11, 2002, to announce property transactions to increase its positions in East Texas, Louisiana and the San Juan Basin of New Mexico.

On April 17, 2002, the Company filed a report on Form 8-K dated April 16, 2002, to announce the filing of a preliminary prospectus supplement, dated April 15, 2002, to the prospectus dated December 14, 2001, pursuant to Registration Statement No. 333-71762, to offer $300,000,000 Senior Notes due 2012.

On April 18, 2002, the Company filed a report on Form 8-K dated April 18, 2002, to announce the filing of a prospectus supplement, dated April 17, 2002, to the prospectus dated December 14, 2001, pursuant to Registration Statement No. 333-71762, to sell $350,000,000 7½% Senior Notes due 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: May 10, 2002	By	LOUIS G. BALDWIN Louis G. Baldwin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	BENNIE G. KNIFFEN Bennie G. Kniffen Senior Vice President and Controller (Principal Accounting Officer)