Form 10-Q
period 2002-06-30
XTO ENERGY INC
filed 2002-08-14
CIK 868809

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

NONE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2002
Common stock, $.01 par value	124,272,057

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended June 30, 2002

PART I.    FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
(in thousands, except shares)
ASSETS

Current Assets:
Cash and cash equivalents	$9,124	$6,810
Accounts receivable, net	122,689	111,101
Derivative fair value	34,926	107,526
Other current assets	9,822	13,930

Total Current Assets	176,561	239,367

Property and Equipment, at cost – successful efforts method:
Producing properties	2,713,257	2,359,534
Undeveloped properties	7,676	9,545
Other	47,387	43,584

Total Property and Equipment	2,768,320	2,412,663
Accumulated depreciation, depletion and amortization	(666,591)	(571,276)

Net Property and Equipment	2,101,729	1,841,387

Other Assets:
Derivative fair value	5,522	18,174
Other	34,854	33,399

Total Other Assets	40,376	51,573

TOTAL ASSETS	$2,318,666	$2,132,327

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$132,451	$125,486
Payable to royalty trusts	3,499	2,233
Derivative fair value	8,399	1,024
Enron Btu swap contract	43,272	43,272
Current income taxes payable	672	600
Deferred income taxes payable	22,680	27,330
Other current liabilities	4,497	1,898

Total Current Liabilities	215,470	201,843

Long-term Debt	983,000	856,000

Other Long-term Liabilities:
Derivative fair value	17,294	28,331
Deferred income taxes payable	219,197	199,091
Other long-term liabilities	25,665	26,012

Total Other Long-term Liabilities	262,156	253,434

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock ($.01 par value, 250,000,000 shares authorized, 132,639,324 and 131,988,733 shares issued)	1,326	1,320
Additional paid-in capital	497,695	485,094
Treasury stock (8,367,267 and 8,215,998 shares)	(67,638)	(64,714)
Retained earnings	405,909	328,712
Accumulated other comprehensive income	20,748	70,638

Total Stockholders’ Equity	858,040	821,050

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,318,666	$2,132,327

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
(in thousands, except per share data)
REVENUES

Oil and condensate	$28,897	$32,099	$52,378	$64,599
Gas and natural gas liquids	157,895	173,516	311,635	387,154
Gas gathering, processing and marketing	2,827	4,035	6,013	7,191
Other	(468)	(629)	(911)	(771)

Total Revenues	189,151	209,021	369,115	458,173

EXPENSES

Production	31,554	28,163	60,758	54,829
Taxes, transportation and other	14,887	18,319	24,642	40,230
Exploration	511	259	1,351	493
Depreciation, depletion and amortization	49,748	37,906	95,003	71,897
Gas gathering and processing	2,287	2,453	4,486	4,750
General and administrative	13,017	11,526	26,533	18,717
Derivative fair value (gain) loss	1,382	(45,593)	1,131	(46,328)

Total Expenses	113,386	53,033	213,904	144,588

OPERATING INCOME	75,765	155,988	155,211	313,585

OTHER INCOME (EXPENSE)

Loss on extinguishment of debt	(7,844)	—	(7,844)	—
Interest expense, net	(14,291)	(15,323)	(24,406)	(31,355)

Total Other Income (Expense)	(22,135)	(15,323)	(32,250)	(31,355)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	53,630	140,665	122,961	282,230

INCOME TAX

Current	256	4,299	243	19,312
Deferred	18,764	45,833	43,040	81,048

Total Income Tax Expense	19,020	50,132	43,283	100,360

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	34,610	90,533	79,678	181,870
Cumulative effect of accounting change, net of tax	—	—	—	(44,589)

NET INCOME	$34,610	$90,533	$79,678	$137,281

EARNINGS PER COMMON SHARE

Basic:
Net income before cumulative effect of accounting change	$0.28	$0.74	$0.64	$1.50
Cumulative effect of accounting change, net of tax	—	—	—	(0.37)

Net income	$0.28	$0.74	$0.64	$1.13

Diluted:
Net income before cumulative effect of accounting change	$0.27	$0.73	$0.63	$1.47
Cumulative effect of accounting change, net of tax	—	—	—	(0.36)

Net income	$0.27	$0.73	$0.63	$1.11

DIVIDENDS DECLARED PER COMMON SHARE	$0.0100	$0.0100	$0.0200	$0.0167

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	124,101	123,050	123,961	121,358

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
	2002	2001
(in thousands)
OPERATING ACTIVITIES

Net income	$79,678	$137,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	95,003	71,897
Non-cash incentive compensation	10,195	3,444
Deferred income tax	43,040	81,048
(Gain) loss from sale of properties	(106)	315
Non-cash derivative fair value (gain) loss	9,592	(52,541)
Cumulative effect of accounting change, net of tax	—	44,589
Loss on extinguishment of debt	7,844	—
Other non-cash items	328	(2,122)
Changes in operating assets and liabilities (a)	2,122	32,028

Cash Provided by Operating Activities	247,696	315,939

INVESTING ACTIVITIES

Proceeds from sale of property and equipment	119	139
Property acquisitions	(140,300)	(166,084)
Development costs	(211,064)	(161,115)
Other property and asset additions	(4,331)	(11,264)
Officer loan repayments	—	6,496

Cash Used by Investing Activities	(355,576)	(331,828)

FINANCING ACTIVITIES

Proceeds from long-term debt	781,000	390,000
Payments on long-term debt	(654,000)	(359,000)
Dividends	(2,477)	(1,941)
Senior note offering costs	(8,381)	—
Net proceeds from stock option exercises	3,646	14,280
Subordinated note redemption costs	(4,714)	—
Purchases of treasury stock and other	(4,880)	(25,032)

Cash Provided by Financing Activities	110,194	18,307

INCREASE IN CASH AND CASH EQUIVALENTS	2,314	2,418

Cash and Cash Equivalents, Beginning of Period	6,810	7,438

Cash and Cash Equivalents, End of Period	$9,124	$9,856

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(12,056)	$31,112
Other current assets	4,108	(2,878)
Other assets	2,349	915
Accounts payable, accrued liabilities and payable to royalty trusts	7,966	(16,243)
Other current liabilities	(245)	19,122

	$2,122	$32,028

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.    Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2001, have not been audited by independent public accountants. In the opinion of the Company’s management, the accompanying financial statements reflect all adjustments necessary to present fairly the Company’s financial position at June 30, 2002, its income for the three and six months ended June 30, 2002 and 2001, and its cash flows for the six months ended June 30, 2002 and 2001. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and six-month periods ended June 30, 2002 included herein have been subjected to a limited review by KPMG LLP, the registrant’s independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it. The Company’s consolidated financial statements for the year ended December 31, 2001 were audited by other independent accountants.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in the Company’s 2001 Annual Report on Form 10-K.

As of April 1, 2002, the Company early adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, by reporting such losses (Note 3) as non-extraordinary.

2.    Related Party Transactions

A company, partially owned by a director of the Company, performed consulting services in connection with the Company’s acquisition of properties in East Texas, Louisiana and the San Juan Basin of New Mexico during 2002 (Note 13). The director-related company will receive a fee of approximately $2.4 million for these services, $2 million of which is related to acquisitions completed before July 1, 2002 and has been accrued in the accompanying consolidated balance sheet at June 30, 2002.

3.    Long-term Debt

The Company’s outstanding debt consists of the following:

	June 30, 2002	December 31, 2001
	(in thousands)
Senior debt-
Bank debt under revolving credit agreements due May 12, 2005	$458,000	$556,000
7½% senior notes due April 15, 2012	350,000	—

Subordinated debt-
9¼% senior subordinated notes due April 1, 2007	—	125,000
8¾% senior subordinated notes due November 1, 2009	175,000	175,000

Total long-term debt	$983,000	$856,000

On June 30, 2002, borrowings under the revolving credit agreement with commercial banks were $458 million with unused borrowing capacity of $342 million. The average interest rate of 3.26% at June 30, 2002 is based on the one-month London Interbank Offered Rate plus 1.375%.

Under the terms of an agreement with a bank counterparty, the Company purchased and canceled $9.7 million of its 9¼% senior subordinated notes on April 1, 2002. On June 3, 2002, the Company redeemed the remaining $115.3 million of its 9¼% notes at a redemption price of 104.625%, or $120.6 million, plus accrued interest of $1.8 million. As a result of these transactions, the Company recorded a pre-tax loss on extinguishment of debt of $7.8 million.

On April 23, 2002, the Company sold $350 million of 7½% senior notes due in 2012. The notes are general unsecured senior indebtedness ranking above the Company’s senior subordinated notes, but effectively subordinate to the Company’s secured bank borrowings. The senior notes require no sinking fund payments. Net proceeds of $341.6 million from the sale of notes have been used to finance property transactions (Note 13), to redeem the Company’s 9¼% senior subordinated notes and to reduce bank debt.

4.    Commitments and Contingencies

Litigation

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against the Company in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which the Company has assumed the obligation to pay royalties. The plaintiffs allege that the Company has reduced royalty payments by post-production deductions and has entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by the Company in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. The Company contends that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm’s-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. The Company further contends that any such fees enhance the value of the gas or the products derived from the gas. The plaintiffs are seeking an accounting and payment of the monies allegedly owed to them. A hearing on the class certification issue has not been scheduled. The court has ordered that the parties enter into mediation, which should occur in 2002. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management’s estimate of the potential liability from this claim has been accrued in the Company’s financial statements.

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

In February 2000, the Department of Interior notified the Company and several other producers that certain Native American leases located in the San Juan Basin had expired due to the failure of the leases to produce in paying quantities from February through August 1990. The Department of Interior has demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. The Company has filed a Notice of Appeal with the Interior Board of Indian Appeals. Management believes it has strong defenses against this claim and intends to vigorously defend the action. Management’s estimate of the potential liability from this claim has been accrued in the Company’s financial statements.

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

See Note 6 regarding Enron Corporation bankruptcy and Note 7 regarding commodity sales commitments.

5.    Financial Instruments

Derivatives

The Company uses financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. See Note 7.

In 1995, the Company entered a contract to sell gas based on crude oil pricing, referred to as the Enron Btu swap contract. This contract was terminated as a result of the bankruptcy filing of Enron Corporation (Note 6). Because the contract pricing was not clearly and closely associated with natural gas prices, it was considered a non-hedge derivative financial instrument, with changes in fair value recorded as a derivative (gain) loss in the income statement.

Prior to termination of the Enron Btu swap contract, the Company entered derivative contracts with another counterparty to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. Changes in fair value of these contracts are recorded as a derivative (gain) loss in the income statement. In March 2002, the Company terminated some of these contracts with maturities of May through December 2002 and received $6.6 million from the counterparty. Because these contracts are non-hedge derivatives, most of the related $6.6 million gain related to their termination was recorded in 2001 derivative fair value gain.

All derivative financial instruments are recorded on the balance sheet at the fair value. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs. Change in fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the estimated cumulative excess of the derivative (gain) loss over the associated cumulative (gain) loss in expected cash flows from the item hedged.

The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in thousands)
Change in fair value of the Enron Btu swap contract	$—	$(29,103)	$—	$(20,754)
Change in fair value of call options and other derivativesthat do not qualify for hedge accounting	1,340	(16,739)	1,470	(25,538)
Ineffective portion of derivatives qualifying for hedge accounting	42	249	(339)	(36)

Derivative fair value (gain) loss	$1,382	$(45,593)	$1,131	$(46,328)

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2002 and December 31, 2001 are summarized below. The decrease in the net derivative asset from December 31, 2001 to June 30, 2002 is primarily attributable to higher natural gas prices at June 30, 2002 and cash settlements during the period.

	June 30, 2002	December 31, 2001
	(in thousands)
Derivative Assets:
Fixed-price natural gas futures and swaps	$36,930	$116,829
Collars	2,228	—
Interest rate swap	1,290	2,791
Other (a)(b)	—	6,080
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(10,541)	(19,198)
Collars	(1,743)	—
Other (a)	(13,409)	(10,157)

Net derivative asset	$14,755	$96,345

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

Concentration of Credit Risk

Most of the Company’s receivables are from a diverse group of energy companies, including pipelines, wholesale gatherers, merchant power, marketing, oil refiners and integrated companies. In recent months, there has been an increased level of uncertainty regarding the credit quality of many companies in the energy industry. In response to this concern, the Company has tightened the standards under which it will sell to companies under an open line of credit, and management believes the Company has appropriate procedures to reduce the risk of noncollection of its receivables. As of June 30, 2002, the Company’s allowance for collectibility of all accounts receivable was $5.2 million.

Financial and commodity-based futures and swap contracts expose the Company to the credit risk of nonperformance by the counterparty to the contracts. This risk is lessened by the Company’s diversification of its exposure among primarily major financial institutions.

6.    Enron Corporation Bankruptcy

As of December 2, 2001, the date of its bankruptcy filing, Enron Corporation was the counterparty to some of the Company’s hedge derivative contracts, as well as a purchaser of natural gas under certain physical delivery contracts. One of these contracts was the Enron Btu swap contract (Note 5).

The Company sent Enron notices of contract terminations in November and December 2001. Based on the fair value as of the contract termination dates, Enron owes the Company $7.8 million for physical gas deliveries in November and December 2001, and $13.5 million for net gains on hedge derivative contracts. These amounts are recorded in the balance sheet at December 31, 2001 and June 30, 2002. Enron also owes the Company $14.1 million in net unrealized gains related to undelivered gas under physical delivery contracts. This amount, however, will not be recorded in the financial statements until collectibility is assured.

Also recorded in the balance sheet at December 31, 2001 and June 30, 2002 is a current liability of $43.3 million related to the Enron Btu swap contract, based on fair values at the date of contract termination. As specified under the contract termination provisions, the Company, as the nondefaulting party, has notified Enron that its liability under this contract has been reduced to zero. Based upon discussions with outside legal counsel, the Company believes that these termination provisions are legally enforceable, and accordingly, it has no liability under this contract. However, under generally accepted accounting principles, this liability cannot be credited to income until legal extinguishment of the debt is finalized.

In the event the termination provisions of the Enron Btu swap contract are ultimately not enforced, the Company believes that, based on contract provisions and the opinion of outside legal counsel, it should have the right to offset any Enron Btu swap contract liability against all amounts due from Enron, including amounts related to undelivered gas under physical delivery contracts. Because the recorded Enron Btu swap contract liability exceeds total Enron receivables at December 31, 2001 and June 30, 2002, no reserve for asset collectibility has been recorded.

Final resolution of the Enron bankruptcy and related proceedings may result in a settlement materially different from amounts recorded at December 31, 2001 and June 30, 2002. The following is a summary of recorded, unrecorded and total amounts related to Enron:

	Receivable (Payable) at December 31, 2001 and June 30, 2002
	Recorded	Unrecorded	Total
	(in thousands)
Accounts receivable:
Physical delivery contracts	$7,817	$14,069	$21,886

Hedge derivative contract fair value	13,534	—	13,534

Total accounts receivable	21,351	14,069	35,420
Current liability – Enron Btu swap contract fair value	(43,272)	—	(43,272)

Net asset (liability)	$(21,921)	$14,069	$(7,852)

7.    Commodity Sales Commitments

The Company’s policy is to routinely hedge a portion of its production at commodity prices management deems attractive. The Company plans to continue this strategy. Such price hedging ultimately may or may not be beneficial.

Natural Gas

The Company has entered natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production are expected to be less than these fixed prices because of location, quality and other adjustments. See Note 5 regarding accounting for commodity hedges.

	Futures Contracts and Swap Agreements
Production Period	Mcf per Day	NYMEX Price per Mcf
2002 August to December	280,000	$3.73	(a)
2002 January to March	500,000	4.05	(b)
April to December	150,000	3.81

(a)	Includes approximateley $0.05 per Mcf gain that will be deferred and recognized in 2003 related to contract terminations and hedge redesignations.
(b)	Includes approximately $0.21 per Mcf gain that will be deferred and recognized in April through December 2003 related to contract terminations and hedge redesignations.

In December 2001 and March 2002, the Company closed future contracts and swap agreements that were designated as cash flow hedges and, accordingly, deferred gains of $10.5 million in accumulated other comprehensive income. Deferred gains remaining to be recognized from August to December 2002 total $5.5 million, of which $3.6 million is related to terminated Enron futures contracts.

In March 2002, the Company entered collar agreements which provide a floor (put) and ceiling (call) price for natural gas. If the market price of natural gas exceeds the call price, the Company pays the counterparty the difference between these prices. If the market price of natural gas is between the floor and ceiling price, no payments are due from either the Company or the counterparty. If the put price exceeds the market price, the Company receives from the counterparty the difference between these prices. Prices to be realized are expected to be less than these floor and ceiling prices because of location, quality and other adjustments. The Company has entered into collar agreements for the following production periods:

		Average NYMEX Price (a)
2002 Production Period	Mcf per Day	Floor	Ceiling
August to September	150,000	$2.95	$3.52
October to December	165,000	3.27	3.89

(a)	Includes reduction of $0.10 per Mcf for cost of collars.

The Company has entered basis swap agreements which effectively fix basis for the following production and periods:

	Location
Production Period	Arkoma	Houston Ship Channel	Mid- Continent	Rockies	San Juan Basin	Total
2002
August to October
Mcf per day	90,000	255,000 to 260,000	45,000	15,000	40,000	445,000 to 450,000
Basis per Mcf (a)	$(0.10)	$0.01 to 0.02	$(0.17)	$ (1.32)	$(0.77)	—

November to December
Mcf per day	70,000	250,000	45,000	15,000	50,000	430,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.14)	$ (0.51)	$(0.36)	—

2003
January to March
Mcf per day	70,000	260,000	45,000	15,000	50,000	440,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.14)	$ (0.51)	$(0.36)	—

April to October
Mcf per day	60,000	110,000	20,000	10,000	20,000	220,000
Basis per Mcf (a)	$(0.12)	$0.00	$(0.14)	$ (0.53)	$(0.36)	—

November to December
Mcf per day	—	60,000	—	—	—	60,000
Basis per Mcf (a)	—	$0.00	—	—	—	—

(a)	Additions (reductions) to NYMEX gas prices for location, quality and other adjustments.

In the first six months of 2002, net gains on futures, collars and basis swap hedge contracts increased gas revenue by $45.5 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $69.8 million in the first half of 2002. During the first six months of 2001, net losses on futures and basis swap hedge contracts reduced gas revenue by $36.3 million. Including the effect of fixed price physical delivery contracts, all hedging activities reduced gas revenue by $19.5 million in the first half of 2001. As of June 30, 2002, an unrealized pre-tax derivative fair value gain of $31.9 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. The ultimate settlement value of these hedges will be recognized in the income statement as gas revenue when the hedged gas sales occur over the next 18 months.

The Company’s settlement of futures, collars and basis swap contracts related to July 2002 gas production resulted in increased gas revenue of $4.4 million, or approximately $0.27 per Mcf.

The Company has entered gas physical delivery contracts that are considered to be normal sales, and therefore, are not recorded as derivatives in the financial statements, because they are not expected to be net cash settled. These contracts effectively fix prices for the following production and periods:

Location	2002 Production Period	Mcf per Day	Fixed Price per Mcf
Arkoma	July to December	20,000	$3.61
East Texas	July to December	10,000	3.63

Crude Oil

In July 2002, the Company entered oil futures contracts to sell 6,000 Bbls per day from August 2002 through March 2003 at the following NYMEX prices. Prices to be realized for hedged oil production are expected to be less than these NYMEX prices because of location, quality and other adjustments.

2002		2003
August	$27.13	January	$25.79
September	26.83	February	25.58
October	26.56	March	25.36
November	26.31
December	26.04

Also in July 2002, the Company entered a sour oil basis swap on 5,000 Bbls of oil per day from August 2002 through June 2003 at the NYMEX West Texas Intermediate price less $1.25 per Bbl to effectively fix the location and quality price differential.

8.    Equity

In October 2001, the Company filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which may include debt securities, preferred stock, common stock or warrants to purchase debt securities, preferred stock or common stock. The total price of securities to be offered is $600 million, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank debt. On April 23, 2002, the Company sold $350 million of 7½% senior notes under the shelf registration statement (Note 3).

See Note 12.

9.    Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30
	2002			2001
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
	(in thousands, except per share data)
Basic	$34,610	124,101	$0.28	$90,533	123,050	$0.74

Effect of dilutive securities:
Stock options	—	667		—	729
Warrants	—	1,428		—	1,091

Diluted	$34,610	126,196	$0.27	$90,533	124,870	$0.73

	Six Months Ended June 30
	2002			2001
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
	(in thousands, except per share data)
Basic	$79,678	123,961	$0.64	$137,281	121,358	$1.13

Effect of dilutive securities:
Stock options	—	454		—	881
Preferred stock	—	—		—	761
Warrants	—	1,380		—	1,061

Diluted	$79,678	125,795	$0.63	$137,281	124,061	$1.11

All outstanding warrants were exercised on August 13, 2002. See Note 14.

10.    Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
	2002	2001	2002	2001
	(in thousands)
Net income	$34,610	$90,533	$79,678	$137,281

Other comprehensive income (loss):
Cumulative effect of accounting change	—	—	—	(103,574)
Change in derivative fair value	17,942	31,788	(34,893)	55,339
Reclassification adjustments—contract (gain) loss settlements (a)	(10,725)	13,769	(41,860)	42,335

	7,217	45,557	(76,753)	(5,900)
Income tax (expense) benefit	(2,526)	(15,945)	26,863	2,065

Total other comprehensive income (loss)	4,691	29,612	(49,890)	(3,835)

Total comprehensive income	$39,301	$120,145	$29,788	$133,446

(a)
For contract gain settlements, represents a reduction to comprehensive income which is offset by contract proceeds included in gas revenue. For contract loss settlements, represents an increase in comprehensive income which is offset by contract payments that reduce gas revenue.

11.    Supplemental Cash Flow Information

The following are total interest and income tax payments (receipts) during each of the periods:

	Six Months Ended June 30
	2002	2001
	(in thousands)
Interest	$23,680	$33,380
Income tax	170	(209)

The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the six-month periods ended June 30, 2002 and 2001:

—	Grant of 462,000 performance shares and vesting of 516,000 performance shares in 2002 and grant of 448,000 performance shares and vesting of 249,000 performance shares in 2001

—	Conversion of 1.1 million shares of preferred stock into 5.3 million shares of common stock in 2001

12.    Employee Benefit Plans

Stock Incentive Plans

During the first six months of 2002, a total of 328,000 stock options were exercised with a total exercise price of $4.5 million. As a result of these exercises, outstanding common stock increased by 255,000 shares and stockholders’ equity increased by a net $3.7 million. During the first six months of 2002, 33,412 stock options were granted to nonemployee directors with an exercise price of $20.60 per share.

Performance Shares

During the first six months of 2002, 454,000 performance shares were issued to key employees and 508,000 performance shares vested. As of June 30, 2002, there were 202,000 performance shares outstanding that vest when the common stock price reaches $21.67, 145,000 shares that vest when the common stock price reaches $22.00 and 13,500 shares that vest in increments of 6,750 in 2002 and 2003. The Company also issued to nonemployee directors a total of 8,250 performance shares in February 2002 which vested upon grant. Performance shares are expensed upon vesting at the common stock target, or current market, price. Non-cash compensation expense related to performance shares for the first six months of 2002 was $10.2 million.

13.    Acquisitions and Dispositions

In March 2002, the Company acquired primarily gas-producing properties for $20 million in the East Texas Freestone Trend. This purchase was funded by bank borrowings. The Company also entered the following property transactions to increase its positions in East Texas, Louisiana and the San Juan Basin of New Mexico for a total cost of $144 million. These transactions were funded by proceeds from the Company’s sale of senior notes (Note 3) and are subject to typical post-closing adjustments:

—
A purchase and sale agreement with CMS Oil and Gas Co. (CMS), a subsidiary of CMS Energy Corporation, to acquire properties in the Powder River Basin of Wyoming for $101 million. This acquisition was completed May 1, 2002.

—
An agreement to exchange the Powder River Basin properties acquired from CMS to Marathon Oil Company (Marathon), for primarily gas-producing properties in East Texas and Louisiana. The exchange was completed May 1, 2002.

—	An agreement to purchase primarily gas-producing properties in the San Juan Basin of New Mexico from Marathon for $43 million. This acquisition was completed on July 1, 2002.

Acquisitions were recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the six months ended June 30, 2002 and 2001 and the year ended December 31, 2001, as if the purchase and exchange of the Powder River Basin properties for primarily gas-producing properties in East Texas and Louisiana had been consummated on January 1, 2002 and on January 1, 2001. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
	Six Months Ended June 30		Year Ended December 31
	2002	2001	2001
	(in thousands, except per share data)
Revenues	$376,487	$483,425	$877,031

Net income before cumulative effect of accounting change	$81,170	$192,046	$306,126

Net income	$81,170	$147,457	$261,537

Earnings per common share:
Basic	$0.65	$1.22	$2.13

Diluted	$0.65	$1.19	$2.10

Weighted average shares outstanding	123,961	121,358	122,505

In January 2001, the Company acquired primarily gas-producing properties in East Texas and Louisiana for $115 million from Herd Producing Company, Inc., and in February 2001, it acquired primarily gas-producing properties in East Texas for $45 million from Miller Energy, Inc. and other owners. The purchases were funded through bank borrowings.

14.    Subsequent Event

As partial consideration for producing properties acquired in December 1997, the Company issued warrants to purchase 2,141,552 shares of common stock at a price of $6.70 per share for a period of five years. These warrants, valued at $5.7 million and recorded as additional paid-in capital, were exercised on August 13, 2002, resulting in an increase to common stock and additional paid-in capital of $14.3 million.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2002, the related consolidated income statements for the three- and six-month periods ended June 30, 2002, and the consolidated cash flow statement for the six-month period ended June 30, 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to Consolidated Financial Statements, the Company changed its method of accounting for gains and losses on extinguishment of debt effective April 1, 2002, in connection with its adoption of provisions of Statement of Financial Accounting Standards (“SFAS”) No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, related to rescission of SFAS No. 4.

KPMG LLP

Dallas, Texas
July 23, 2002

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in the Company’s 2001 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Quarter Ended June 30				Six Months Ended June 30
	2002	2001	Increase (Decrease)		2002	2001	Increase (Decrease)
Total production
Oil (Bbls)	1,174,106	1,257,374	(7%	)	2,363,169	2,487,160	(5%	)
Gas (Mcf)	45,713,791	36,652,905	25%		87,503,160	71,120,837	23%
Natural gas liquids (Bbls)	437,548	409,052	7%		804,948	767,238	5%
Mcfe	55,383,715	46,651,461	19%		106,511,862	90,647,225	18%

Average daily production
Oil (Bbls)	12,902	13,817	(7%	)	13,056	13,741	(5%	)
Gas (Mcf)	502,349	402,779	25%		483,443	392,933	23%
Natural gas liquids (Bbls)	4,808	4,495	7%		4,447	4,239	5%
Mcfe	608,612	512,653	19%		588,463	500,813	18%

Average sales price
Oil per Bbl	$24.61	$25.53	(4%	)	$22.16	$25.97	(15%	)
Gas per Mcf	$3.33	$4.54	(27%	)	$3.45	$5.23	(34%	)
Natural gas liquids per Bbl	$13.44	$17.27	(22%	)	$12.23	$19.52	(37%	)

Average NYMEX prices
Oil per Bbl	$26.24	$27.98	(6%	)	$23.95	$28.40	(16%	)
Gas per MMBtu	$3.40	$4.67	(27%	)	$2.86	$5.88	(51%	)

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

Oil prices were significantly higher in first quarter 2001 as a result of global demand outpacing supply. Lagging demand in the remainder of 2001, attributable to a worldwide economic slowdown, caused oil prices to decline. OPEC members agreed to cut daily production by one million barrels in April 2001 and an additional one million barrels in September 2001 to adjust for weak demand and excess supply. The economic decline was accelerated by the terrorist attacks in the United States on September 11, 2001, placing further downward pressure on oil prices. OPEC cut an additional 1.5 million barrels per day for the first half of 2002, and in June 2002, announced it would maintain the production cut through September 2002. Oil prices have shown some strengthening during 2002, but are expected to remain volatile. The average NYMEX price for July 2002 was $26.99 per Bbl. At August 1, 2002, the average NYMEX futures price for the following twelve months was $25.20 per Bbl.

Natural gas prices are dependent upon North American supply and demand, which is affected by weather conditions. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity.

Gas prices were unusually high in first quarter 2001 as winter demand strained gas supplies. Gas prices declined during the remainder of 2001 because of fuel switching due to higher prices, milder weather and a weaker economy, which reduced the demand for gas to generate electricity and resulted in increased gas storage levels. As of December 31, 2001, the NYMEX gas price was $2.57 per MMBtu. Despite the winter of 2001-2002 being one of the warmest on record and resulting higher than average storage levels, gas prices have increased slightly during 2002. However, the continuing effects of mild weather and a weak economy have further reduced demand, causing current NYMEX prices again to drop below $3.00. The average NYMEX price for July 2002 was $2.96 per MMBtu. At August 1, 2002, the average NYMEX futures price for the following twelve months was $3.39 per MMBtu. Gas prices are expected to remain volatile.

The Company’s policy is to routinely hedge a portion of its production at commodity prices management deems attractive. The Company plans to continue this strategy. Such price hedging ultimately may or may not be beneficial. During second quarter 2002, the Company’s hedging activities increased gas revenue by $11.1 million, or $0.24 per Mcf. For the first half of 2002, the Company’s hedging activities increased gas revenue by $69.8 million, or $0.80 per Mcf. During second quarter 2001, hedging activities increased gas revenue by $4.9 million, or $0.13 per Mcf. During the first six months of 2001, hedging activities reduced gas revenue by $19.5 million, or $0.27 per Mcf. See Note 7 to Consolidated Financial Statements.

The Company has hedged more than 90% of its remaining projected 2002 natural gas production at average NYMEX prices ranging between $3.60 and $3.80 per Mcf. The Company has hedged 500,000 Mcf of gas per day for the first quarter of 2003 at an average NYMEX price of $4.05 per Mcf and 150,000 Mcf per day of natural gas production from April through December 2003 at an average NYMEX price of $3.81 per Mcf. The Company has also hedged 6,000 Bbls of oil production per day for August 2002 through March 2003, about 40% of expected oil production, at an average NYMEX price of $26.20 per Bbl.

Results of Operations

Quarter Ended June 30, 2002 Compared with Quarter Ended June 30, 2001

Net income for second quarter 2002 was $34.6 million compared to $90.5 million for second quarter 2001. Second quarter 2002 earnings include a $2.6 million after-tax charge for non-cash incentive compensation, a $5.1 million after-tax charge for extinguishment of debt and a $900,000 after-tax fair value loss on certain derivatives that do not qualify for hedge accounting. Excluding these charges, earnings for the quarter were $43.2 million. Second quarter 2001 earnings include a $29.6 million after-tax fair value gain on certain derivatives that do not qualify for hedge accounting and an after-tax, primarily non-cash, charge of $2.3 million for incentive compensation. Excluding this gain and incentive compensation, earnings for the quarter were $63.2 million.

Total revenues for second quarter 2002 were $189.2 million, a 10% decrease from second quarter 2001 revenues of $209 million. Operating income for the quarter was $75.8 million, a 51% decrease from second quarter 2001 operating income of $156 million. Oil revenue decreased $3.2 million (10%) primarily because of the 4% decrease in oil prices and the 7% decrease in production. Gas and natural gas liquids revenues decreased $15.6 million (9%) primarily because of the 27% decrease in gas prices and the 22% decrease in natural gas liquids prices. These price decreases were partially offset by the 25% increase in gas volumes and the 7% increase in natural gas liquids volumes. Second quarter gas gathering, processing and marketing revenues decreased $1.2 million from second quarter 2001 primarily because of decreased revenues from lower natural gas liquids prices.

Excluding derivative fair value (gain) loss, expenses for second quarter 2002 totaled $112 million, a 14% increase from second quarter 2001 expenses of $98.6 million. Production expense increased $3.4 million (12%) primarily because of increased workover, overhead and labor costs. Taxes, transportation and other decreased $3.4 million (19%) primarily because of lower oil and gas revenues, lower severance tax rates on new wells in East Texas and lower transportation fuel prices. Depreciation, depletion and amortization increased $11.8 million (31%) because of increased production related to development and higher drilling costs. General and administrative expense increased $1.5 million (13%) primarily because of Company growth and a $400,000 increase in non-cash incentive compensation.

The derivative fair value loss of $1.4 million in second quarter 2002 reflects the effect of increased gas prices while the derivative fair value gain of $45.6 million in the prior year quarter primarily reflects the effect of decreased gas prices, on derivatives that do not qualify for hedge accounting in each period. See Note 5 to Consolidated Financial Statements.

Interest expense decreased $1 million (7%) primarily because of a 17% decrease in the weighted average interest rate, partially offset by a 14% increase in the weighted average principal related to property acquisitions. During second quarter 2002, the Company recognized a $7.8 million pre-tax loss on extinguishment of debt related to the redemption of its 9¼% senior subordinated notes.

Six Months Ended June 30, 2002 Compared with Six Months Ended June 30, 2001

Net income for the six months ended June 30, 2002 was $79.7 million, compared to $137.3 million for the same 2001 period. Earnings for the first six months include a $6.6 million after-tax charge for non-cash incentive compensation, a $5.1 million after-tax charge for extinguishment of debt and a $700,000 after-tax fair value loss on certain derivatives that do not qualify for hedge accounting. Excluding these charges, earnings were $92.1 million for the first half of 2002. Excluding a $44.6 million after-tax charge for adoption of the new derivative accounting principle, Statement of Financial Accounting Standards No. 133, an after-tax derivative fair value gain of $30.1 million, and after-tax incentive compensation of $2.4 million, earnings for the first half of 2001 were $154.2 million.

Total revenues for the first half of 2002 were $369.1 million, or $89.1 million (19%) lower than revenues of $458.2 million for the first half of 2001. Operating income for the first half of 2002 was $155.2 million, a 51% decrease from operating income of $313.6 million for the comparable 2001 period. Gas and natural gas liquids revenues decreased $75.5 million (20%) primarily because of the 34% decrease in gas prices and the 37% decrease in natural gas liquids prices. These price decreases were partially offset by the 23% increase in gas production and the 5% increase in natural gas liquids production. Gas gathering, processing and marketing revenues decreased $1.2 million (16%) primarily because of lower natural gas liquids prices. Oil revenue decreased $12.2 million (19%) because of the 15% decrease in prices and 5% production decrease.

Excluding derivative fair value (gain) loss, expenses for the first half of 2002 totaled $212.8 million, an 11% increase from total expenses for the first half of 2001 of $190.9 million. Production expense increased $5.9 million (11%) primarily because of increased workover, maintenance, overhead and labor costs, partially offset by lower fuel costs. Taxes, transportation and other decreased $15.6 million (39%) primarily because of lower oil and gas revenues, lower severance tax rates on new wells in East Texas and lower transportation fuel prices. Depreciation, depletion and amortization increased $23.1 million (32%) because of increased production related to development and higher drilling costs. General and administrative expense increased $7.8 million (42%) primarily because of a $6.4 million increase in non-cash incentive compensation and Company growth.

The derivative fair value loss of $1.1 million in the first six months of 2002 reflects the effect of increased gas prices, while the derivative fair value gain of $46.3 million in the first half of 2001 primarily reflects the effect of lower gas prices, on derivatives that do not qualify for hedge accounting in each period. See Note 5 to Consolidated Financial Statements.

Interest expense decreased $6.9 million (22%) primarily because of a 27% decrease in the weighted average interest rate, partially offset by a 6% increase in the weighted average principal related to property acquisitions. During the first half of 2002, the Company recognized a $7.8 million loss on extinguishment of debt related to the redemption of its 9¼% senior subordinated notes.

Comparative Expenses per Mcf Equivalent Production

The following are expenses per Mcf equivalent (Mcfe) produced:
	Quarter Ended June 30			Six Months Ended June 30
	2002	2001	Increase (Decrease)	2002	2001	Increase (Decrease)
Production	$0.57	$0.60	(5%)	$0.57	$0.60	(5%)
Taxes, transportation and other	0.27	0.39	(31%)	0.23	0.44	(48%)
Depreciation, depletion and
amortization (DD&A)	0.90	0.81	11%	0.89	0.79	13%
General and administrative (G&A) (a)	0.16	0.17	(6%)	0.15	0.16	(6%)
Interest	0.26	0.33	(21%)	0.23	0.35	(34%)

(a)	Excludes non-cash incentive compensation.

The following are the primary reasons for variances of expenses on an Mcfe basis:

Production—Decreased production expense is primarily because of the increase in lower cost gas production through acquisitions and development.

Taxes, transportation and other—Most of these expenses vary with product prices. Decreased taxes, transportation and other expense is because of lower product prices, lower severance tax rates on new wells in East Texas and lower transportation fuel prices.

DD&A—Increased DD&A is because of higher development costs per Mcfe.

G&A—Decreased G&A is primarily because of production increases, through acquisitions and development, outpacing increased personnel and other expenses related to Company growth.

Interest—Decreased interest expense is primarily because of lower interest rates.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $247.7 million for the first six months of 2002 compared with $315.9 million for the same 2001 period. Operating cash flow (defined as cash provided by operating activities before changes in operating assets and liabilities and exploration expense) decreased 13% from $284.4 million for the first six months of 2001 to $246.9 million for the same 2002 period. Decreased cash flow is primarily because of decreased prices, partially offset by increased gas production from acquisitions and development activity.

During the six months ended June 30, 2002, cash provided by operating activities of $247.7 million, bank borrowings of $781 million, proceeds from exercise of stock options of $3.7 million and from sale of property and equipment of $100,000 were used to fund net property acquisitions, development costs and other net capital additions of $355.7 million, debt payments of $654 million, senior note offering costs of $8.4 million, subordinated note redemption costs of $4.7 million, dividends of $2.5 million and treasury stock purchases related to employee stock option exercises and other financing activities of $4.9 million. The resulting increase in cash and cash equivalents for the period was $2.3 million.

Total current assets decreased $62.8 million during the first half of 2002 primarily because of a $72.6 million decrease in derivative fair value related to cash settlements and increased natural gas prices, partially offset by an $11.6 million increase in accounts receivable due to increased product prices and timing of cash receipts. Total current liabilities increased $13.6 million during the first six months of 2002, primarily because of a $7.4 million increase in derivative fair value liabilities, an $8.2 million increase in accounts payable and payable to royalty trusts, and a $2.6 million increase in other liabilities, partially offset by a $4.7 million decrease in current deferred income taxes payable. Changes in current liabilities are generally related to increased natural gas prices and hedging and acquisition transactions.

The decrease from working capital of $37.5 million at December 31, 2001 to negative working capital of $38.9 million at June 30, 2002 is primarily because of the decreased derivative fair value asset, net of the related deferred tax benefit. Any cash settlement of hedge derivatives should be offset by increased or decreased cash flows from the Company’s sale of related production. Therefore, the Company believes that most of its derivative fair value assets and liabilities are offset by changes in value of its oil and gas reserves. This offsetting change in value of oil and gas reserves, however, is not reflected in working capital.

Credit Risk Exposure

Most of the Company’s receivables are from a diverse group of energy companies, including pipelines, wholesale gatherers, merchant power, marketing, oil refiners and integrated companies. In recent months, there has been an increased level of uncertainty regarding the credit quality of many companies in the energy industry. In response to this concern, the Company has tightened the standards under which it will sell to companies under an open line of credit, and management believes the Company has appropriate procedures to reduce the risk of noncollection of its receivables. As of June 30, 2002, the Company’s allowance for collectibility of all accounts receivable was $5.2 million.

Financial and commodity-based swap contracts expose the Company to the credit risk of nonperformance by the counterparty to the contracts. This risk is lessened by the Company’s diversification of its exposure among primarily major financial institutions.

Enron Corporation Bankruptcy

The Company has recorded $21.4 million in accounts receivable and a $43.3 million Btu swap contract liability related to amounts due from and to Enron Corporation. To the extent the Company ultimately realizes a cash settlement that differs from this net liability of $21.9 million, the Company will record a gain or loss on settlement and its working capital will increase or decrease by the same amount. See Note 6 to Consolidated Financial Statements.

Acquisitions and Development

For the first six months of 2002, the Company’s acquisition expenditures totaled $140.3 million, including property transactions completed in East Texas and Louisiana for a total cost of $121 million. Of this amount, $20 million was funded by bank borrowings and the remaining $101 million was funded by proceeds from the Company’s sale of senior notes. The purchase of producing properties in the San Juan Basin of New Mexico for $43 million was also funded by the sale of senior notes, and closed on July 1, 2002. See Note 13 to Consolidated Financial Statements.

Exploration and development expenditures for the first six months of 2002 were $212.4 million, compared with $161.6 million for the first six months of 2001. After revisions for property acquisitions, the Company has budgeted $350 to $375 million for 2002 exploration and development. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

Through the first six months of 2002, the Company participated in drilling 128 gas and seven oil wells, and in 234 workovers. In total, these projects have met or exceeded management expectations. Workovers have focused on recompletions, artificial lift and wellhead compression.

Drilling activity during the first half of 2002 was concentrated in East Texas and the Arkoma and San Juan Basins. In East Texas, where 12 rigs are currently drilling, 37 wells were completed and an additional 36 wells are in progress. The Company has 16 workovers completed or in progress in East Texas. The recent acquisitions in this area (see Note 13 to Consolidated Financial Statements) have added production and increased the Company’s inventory of drilling projects. The 27-mile gathering system, completed in January 2002 with a capacity of 400,000 Mcf per day, is now transporting 155,000 Mcf per day.

In the Arkoma Basin, 15 wells were completed in the first half of 2002 and an additional 15 wells are in progress. In this area, the Company has used a detailed development approach that examines each fault block in order to maximize hydrocarbon recovery. Many of the wells in this multi-pay basin were not stimulated upon initial completion or completed to more than two productive intervals. The Company has started a program to fracture-stimulate these wells along with a recompletion program to open additional intervals. The Company has 71 workovers completed or in progress in this area during the first six months of 2002.

In the San Juan Basin, the Company completed five wells in the first six months of 2002 and eight wells are in progress. A total of 96 workovers have been completed or are in progress. The Company’s drilling program is focused on increased density drilling. A request to reduce current spacing of coalbed methane wells from 320 acres to 160 acres was approved by regulatory authorities in July 2002 and is expected to be effective in October 2002. This advancement will add 80 to 100 potential well locations. The Company also plans to implement a recently approved development program based on multi-zone completions that produce simultaneously.

The Company has also been active in the Mid-Continent area where, during the first half of 2002, seven wells were completed, five wells are in progress and 49 workovers have been completed or are in progress.

The Company’s unused borrowing capacity of $342 million at June 30, 2002 under its revolving credit agreement is available for acquisitions and development.

Debt and Equity

As of June 30, 2002, long-term bank debt increased by $127 million from the balance at December 31, 2001. Net borrowings increased primarily to fund property acquisitions, less repayments from operating cash flow.

Under the terms of an agreement with a bank counterparty, the Company purchased and canceled $9.7 million of its 9¼% senior subordinated notes on April 1, 2002. On June 3, 2002, the Company redeemed the remaining $115.3 million of its 9¼% notes at a redemption price of 104.625%, or $120.6 million, plus accrued interest of $1.8 million. As a result of these transactions, the Company recorded a pre-tax loss on extinguishment of debt of $7.8 million.

On April 23, 2002, the Company sold $350 million of 7½% senior notes due in 2012. The notes are general unsecured senior indebtedness ranking above the Company’s senior subordinated notes, but effectively subordinate to the Company’s secured bank borrowings. The senior notes require no sinking fund payments. Net proceeds of $341.6 million from the sale of notes have been used to finance property transactions (see Note 13 to Consolidated Financial Statements), to redeem the Company’s 9¼% senior subordinated notes and to reduce bank debt.

Stockholders’ equity at June 30, 2002 increased $37 million from year-end because of earnings of $79.7 million for the six months ended June 30, 2002 and an increase in additional paid-in capital of $12.6 million related to exercise of stock options and issuance of performance shares, partially offset by a decrease in accumulated other comprehensive income of $49.9 million, treasury stock purchases of $2.9 million and common stock dividends declared of $2.5 million. The decrease in accumulated other comprehensive income was attributable to the decline in fair value of cash flow hedge derivatives, which was related to the increase in natural gas prices and cash settlements during the quarter. The decline in accumulated other comprehensive income related to cash settlements is effectively offset by increased retained earnings from receiving higher hedged gas prices. To the extent the decline in accumulated other comprehensive income relates to the decline in fair value of derivatives that hedge future production, such decline is effectively offset by the increased value of proved reserves which is not recorded in the financial statements.

As partial consideration for producing properties acquired in December 1997, the Company issued warrants to purchase 2,141,552 shares of common stock at a price of $6.70 per share for a period of five years. These warrants, valued at $5.7 million and recorded as additional paid-in capital, were exercised on August 13, 2002, resulting in an increase to common stock and additional paid-in capital of $14.3 million.

Common Stock Dividends

In May 2002, the Board of Directors of the Company declared a second quarter common stock dividend of $0.01 per share that was paid in July.

Related Party Transactions

A company, partially owned by a director of the Company, performed consulting services in connection with the Company’s acquisition of properties in East Texas, Louisiana and the San Juan Basin of New Mexico during 2002. See Note 13 to Consolidated Financial Statements. The director-related company will receive a fee of approximately $2.4 million for these services, $2 million of which is related to acquisitions completed before July 1, 2002 and has been accrued in the Company’s consolidated balance sheet at June 30, 2002.

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Obligations, which amends SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the cost of the long-lived asset. The statement is required to be adopted for fiscal years beginning after June 15, 2002. The Company has not determined the impact of adoption of SFAS No. 143.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Effective April 1, 2002, the Company early adopted the provisions of SFAS No. 145 related to rescission of SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, by reporting such losses as non-extraordinary. SFAS No. 145 also amends the accounting for certain sale-leaseback transactions entered after May 15, 2002, and rescinds SFAS Nos. 44 and 64, and amends other pronouncements for technical corrections for financial statements issued after May 15, 2002. The effects of these other rescissions and amendments are not expected to have a material effect on the Company’s financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for costs associated with exiting an activity (including restructurings) or disposal of long-lived assets be recognized when the liability is incurred and measured at the fair value of the liability. The provisions of SFAS No. 146 are required to be applied to exit or disposal activities initiated after December 31, 2002, and are not currently expected to have a material impact on the Company’s financial statements.

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

Among the factors that could cause actual results to differ materially are:

—	crude oil and natural gas price fluctuations,

—	changes in interest rates,

—	the Company’s ability to acquire oil and gas properties that meet its objectives and to identify prospects for drilling,

—	higher than expected production costs and other expenses,

—	potential delays or failure to achieve expected production from existing and future exploration and development projects,

—	volatility of crude oil and natural gas prices and related financial derivatives,

—	basis risk and counterparty credit risk in executing commodity price risk management activities,

—	potential liability resulting from pending or future litigation, and

—	competition in the oil and gas industry as well as competition from other sources of energy.

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

Interest Rate Risk

The Company is exposed to interest rate risk on debt with variable interest rates. At June 30, 2002, the Company’s variable rate debt had a carrying value of $458 million, which approximated its fair value, and the Company’s fixed rate debt had a carrying value of $525 million and an approximate fair value of $541.5 million. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2002, the fair value of the Company’s fixed rate debt would change by approximately $34.2 million.

The Company entered an agreement with a bank to reduce the interest rate on $11.8 million face value of its 8 3/4% senior subordinated notes to a variable interest rate based on three-month LIBOR rates. As of June 30, 2002, the fair value gain on this derivative financial instrument was $1.3 million. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2002, the fair value of this agreement would change by approximately $700,000.

Commodity Price Risk

The Company hedges a portion of its price risks associated with its oil and natural gas sales. As of June 30, 2002, outstanding gas futures contracts and swap agreements had a net fair value gain of $26.4 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $35.4 million in the fair value of these gas futures contracts and swap agreements at June 30, 2002. This sensitivity does not include physical product delivery contracts, which are not expected to be settled in cash or another financial instrument. These contracts had a fair value gain of $1.5 million at June 30, 2002.

In conjunction with its hedging activities, the Company entered collar agreements in March 2002. As of June 30, 2002, outstanding gas collars had a fair value gain of $500,000. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $6.5 million in the fair value of these collars at June 30, 2002.

Because these futures contracts, swap agreements and collars generally are designated hedge derivatives, and to the extent the hedges are effective, changes in their fair value are reported as a component of accumulated other comprehensive income until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement. In the event of a 10% increase in natural gas prices from their June 30, 2002 level, an estimated ineffective derivative loss of approximately $2 million would be recorded in the income statement.

The Company had a physical delivery contract to sell 35,500 Mcf per day from January 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, the Company entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at June 30, 2002 was $13.4 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $3.1 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $1.7 million.

PART II.    OTHER INFORMATION

Items 1. through 3.

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Stockholders at the Annual Meeting on May 21, 2002, elected three incumbent directors, William H. Adams III, Jack P. Randall and Herbert D. Simons. Of 115,901,815 shares represented at the meeting, 113,528,187 shares were voted for and 2,373,628 shares were withheld for Mr. Adams, 112,854,695 shares were voted for and 3,047,120 shares were withheld for Mr. Randall and 112,604,992 shares were voted for and 3,296,823 shares were withheld for Mr. Simons. Other directors continuing in office are J. Luther King, Jr., Steffen E. Palko, Scott G. Sherman and Bob R. Simpson. Louis G. Baldwin, Dr. Lane G. Collins, Keith A. Hutton and Vaughn O. Vennerberg II continue to serve as advisory directors.

Item 5.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibit Number and Description	Page

10.1	1998 Stock Incentive Plan, as amended May 21, 2002

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

15.1 Awareness letter of KPMG LLP

99	Additional Exhibits

99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended June 30, 2002 and through August 14, 2002:

On May 22, 2002, the Company filed a report on Form 8-K dated May 20, 2002, to announce the appointment of KPMG LLP as independent auditors to replace Arthur Andersen LLP.

On June 25, 2002, the Company filed a report on Form 8-K/A dated May 20, 2002, to clarify that KPMG LLP had also been appointed as independent auditors of the XTO Energy Inc. Employees’ 401(k) Plan for fiscal 2001 and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: August 14, 2002	By:	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen Senior Vice President and Controller (Principal Accounting Officer)