Form 10-Q
period 2003-03-31
XTO ENERGY INC
filed 2003-05-07
CIK 868809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10662

XTO Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2347769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Houston Street, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 1, 2003
Common stock, $.01 par value	183,453,853

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2003

P A R T   I.    F I N A N C I A L   I N F O R M A T I O N

XTO ENERGY INC.

Consolidated Balance Sheets

(in thousands, except shares)	March 31, 2003	December 31, 2002
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$14,435	$14,954
Accounts receivable, net	256,484	145,356
Derivative fair value	34,430	40,628
Deferred income tax benefit	48,736	32,680
Other current assets	10,301	11,172

Total Current Assets	364,386	244,790

Property and Equipment, at cost – successful efforts method:
Producing properties	3,280,172	3,081,488
Undeveloped properties	14,120	12,163
Other	54,730	51,861

Total Property and Equipment	3,349,022	3,145,512
Accumulated depreciation, depletion and amortization	(819,196)	(774,547)

Net Property and Equipment	2,529,826	2,370,965

Other Assets:
Derivative fair value	540	1,032
Other	31,817	31,406

Total Other Assets	32,357	32,438

TOTAL ASSETS	$2,926,569	$2,648,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$208,473	$150,107
Payable to royalty trusts	10,765	6,466
Derivative fair value	168,601	128,001
Current income taxes payable	5,141	517
Other current liabilities	463	805

Total Current Liabilities	393,443	285,896

Long-term Debt	1,133,170	1,118,170

Other Long-term Liabilities:
Derivative fair value	26,743	22,953
Deferred income taxes payable	318,672	286,472
Asset retirement obligation	78,115	—
Other	29,446	26,916

Total Other Long-term Liabilities	452,976	336,341

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock ($.01 par value, 250,000,000 shares authorized, 181,103,304 and 180,979,976 shares issued)	1,811	1,810
Additional paid-in capital	536,065	534,354
Treasury stock (11,678,525 and 11,677,485 shares)	(76,580)	(76,561)
Retained earnings	574,292	509,756
Accumulated other comprehensive loss	(88,608)	(61,573)

Total Stockholders’ Equity	946,980	907,786

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,926,569	$2,648,193

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in thousands, except per share data)	Three Months Ended March 31
	2003	2002
REVENUES

Gas and natural gas liquids	$214,170	$153,740
Oil and condensate	35,464	23,481
Gas gathering, processing and marketing	3,850	3,186
Other	—	(443)

Total Revenues	253,484	179,964

EXPENSES
Production	36,846	29,204
Taxes, transportation and other	23,194	9,755
Exploration	514	840
Depreciation, depletion and amortization	61,013	45,255
Accretion of discount in asset retirement obligation	1,225	—
Gas gathering and processing	2,303	2,199
General and administrative	11,358	13,516
Derivative fair value (gain) loss	2,857	(251)

Total Expenses	139,310	100,518

OPERATING INCOME	114,174	79,446

OTHER EXPENSE

Interest expense, net	(15,017)	(10,115)

Total Other Expense	(15,017)	(10,115)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	99,157	69,331

INCOME TAX

Current	4,645	(13)
Deferred	30,060	24,276

Total Income Tax Expense	34,705	24,263

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	64,452	45,068

Cumulative effect of accounting change, net of tax	1,778	—

NET INCOME	$66,230	$45,068

EARNINGS PER COMMON SHARE

Basic:
Net income before cumulative effect of accounting change	$0.38	$0.27
Cumulative effect of accounting change	0.01	—

Net income	$0.39	$0.27

Diluted:
Net income before cumulative effect of accounting change	$0.38	$0.27
Cumulative effect of accounting change	0.01	—

Net income	$0.39	$0.27

DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.0075

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	169,358	165,094

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Three Months Ended March 31
	2003	2002
OPERATING ACTIVITIES

Net income	$66,230	$45,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	61,013	45,255
Accretion of discount in asset retirement obligation	1,225	—
Non-cash incentive compensation	263	6,250
Deferred income tax	30,060	24,276
Non-cash derivative fair value loss	1,099	7,934
Deferred gain on closed hedge derivatives	8,075	2,916
Cumulative effect of accounting change, net of tax	(1,778)	—
Other non-cash items	1,544	(3,065)
Changes in operating assets and liabilities (a)	(50,216)	1,103

Cash Provided by Operating Activities	117,515	129,737

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	—	72
Property acquisitions	(26,461)	(31,059)
Development costs	(101,574)	(112,040)
Other property and asset additions	(4,842)	(2,159)

Cash Used by Investing Activities	(132,877)	(145,186)

FINANCING ACTIVITIES
Proceeds from long-term debt	183,000	93,000
Payments on long-term debt	(168,000)	(76,000)
Dividends	(1,270)	(1,238)
Net proceeds from exercise of stock options	1,505	1,652
Purchases of treasury stock and other	(392)	(2,755)

Cash Provided by Financing Activities	14,843	14,659

DECREASE IN CASH AND CASH EQUIVALENTS	(519)	(790)

Cash and Cash Equivalents, Beginning of Period	14,954	6,810

Cash and Cash Equivalents, End of Period	$14,435	$6,020

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(111,403)	$(1,559)
Other current assets	871	2,479
Other assets	775	2,333
Accounts payable, accrued liabilities and payable to royalty trusts	54,917	(2,137)
Other current liabilities	4,624	(13)

	$(50,216)	$1,103

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.	Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2002, have not been audited by independent public accountants. In the opinion of our management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2003 and our income and cash flows for the three months ended March 31, 2003 and 2002. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three months ended March 31, 2003 included herein has been subjected to a limited review by KPMG LLP, our independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2002 Annual Report on Form 10-K.

2.	Asset Retirement Obligation

Effective January 1, 2003, we have adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides that, if the fair value for asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with the offsetting charge to property cost. Periodic accretion of discount of the estimated liability is recorded in the income statement. Prior to adoption of SFAS No. 143, we accrued for any estimated asset retirement obligation, net of estimated salvage value, as part of our calculation of depletion, depreciation and amortization. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance.

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We have determined our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. As of the January 1, 2003 adoption date of SFAS 143, we recorded a long-term liability for asset retirement obligation of $75.3 million, an increase in property cost of $60.7 million, a reduction of accumulated depreciation, depletion and amortization of $17.3 million and a cumulative effect of accounting change gain, net of tax, of $1.8 million. The following is a reconciliation of the asset retirement obligation for the three months ended March 31, 2003:

(in thousands)
Asset retirement obligation, January 1	$75,256
Liability incurred upon acquiring and drilling wells	1,712
Liability settled upon plugging and abandoning wells	(78)
Accretion of discount expense	1,225

Asset retirement obligation, March 31	$78,115

If we had adopted SFAS No. 143 as of January 1, 2002, we estimate that the asset retirement obligation at that date would have been $62.2 million, based on the same assumptions used in our calculation of the obligation at January 1,

2003. The estimated 2002 pro forma effect of January 1, 2002 adoption of SFAS No. 143 on net income and earnings per share, for annual and interim periods, is not material.

3.	Long-term Debt

On March 31, 2003, borrowings under the revolving credit agreement with commercial banks were $620 million with unused borrowing capacity of $180 million. The weighted average interest rate of 2.73% at March 31, 2003 is based on the one-month London Interbank Offered Rate plus 1.375%. On April 30, 2003, the revolving credit agreement was amended to allow for the release of security in the event that the Company is rated investment grade by either Standard and Poors or Moody’s Investors Service, assuming it has a rating immediately below investment grade from the other agency. Additionally, a $1.8 billion borrowing base was approved by the banks. The current commitment of $800 million borrowing capacity remains unchanged.

On April 23, 2003, we sold $400 million of 6¼% senior notes due in 2013 pursuant to Rule 144A under the Securities Act of 1933 which allows unregistered transactions with qualified institutional buyers. The notes are general unsecured indebtedness effectively ranking subordinate to bank borrowings, equal to our other senior unsecured notes and above our senior subordinated notes. The notes mature on April 15, 2013 and interest is payable each April 15 and October 15. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. We may redeem all or part of the notes at any time at a price of 100% of their principal balance plus accrued interest and a make-whole premium payment. The make-whole premium is calculated as any excess over the principal balance of the present value of remaining principal and interest payments, discounted at the U.S. Treasury rate for a comparable maturity plus ½%.

Net proceeds of $393.1 million (after deducting initial purchaser commissions and estimated offering expenses) from the sale of notes, combined with proceeds from the concurrent sale of common stock (Note 7), will be used to finance our pending producing property acquisition from units of Williams of Tulsa, Oklahoma (Note 12), to redeem our 8¾% senior subordinated notes and to reduce bank debt. Until closing of these property transactions and redemption of the 8¾% senior subordinated notes, the proceeds of the senior notes and common stock offerings have been used to repay bank debt. As of May 1, 2003, there were no outstanding bank borrowings under our revolving credit agreement.

On April 17, 2003, we notified holders of our 8¾% senior subordinated notes that we will redeem the remaining $163.2 million note balance on May 19, 2003, at a redemption price of 104.375%, or $170.3 million, plus accrued interest of approximately $700,000. Including write-off of unamortized costs related to the notes, we will record a pre-tax loss on extinguishment of debt of approximately $9.6 million.

4.	Commitments and Contingencies

Litigation

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against us in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which we have assumed the obligation to pay royalties. The plaintiffs allege that we reduced royalty payments by post-production deductions and entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by us in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. We contend that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm’s-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. We further contend that any such fees enhance the value of the gas or the products derived from the gas. The parties signed a settlement agreement under which we will pay $2.5 million to settle the plaintiffs’ claims for the period January 1, 1993 through June 30, 2002. Our portion of this liability, net of amounts allocable to Hugoton Royalty Trust units we do not own, is $2.1 million, which has been accrued in our financial statements. The court approved the settlement in April 2003. Payment of the settlement will occur in July 2003.

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

In June 2001, we were served with a lawsuit styled Price, et al. v. Gas Pipelines, et al. (formerly Quinque case). The action was filed in the District Court of Stevens County, Kansas, against us and one of our subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The allegations in the case are similar to those in the Grynberg case; however, the Price case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to the plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In February 2002, we, along with one of our subsidiaries, were dismissed from the suit and another subsidiary of the Company was added. A hearing was held in January 2003, and the court held that a class should not be certified. Plaintiffs’ counsel has indicated that he intends to further contest the court’s ruling. We believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

See Note 6 regarding commodity sales commitments.

5.	Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 6.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged.

The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

(in thousands)	Three Months Ended March 31
	2003	2002

Change in fair value of Btu swap contracts	$2,326	$(267)

Change in fair value of other derivatives that do not qualify for hedge accounting	(3,298)	397

Ineffective portion of derivatives qualifying for hedge accounting	3,829	(381)

Derivative fair value (gain) loss	$2,857	$(251)

The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2003 and December 31, 2002 are summarized below. The increase in the net derivative liability from December 31, 2002 to March 31, 2003 is primarily attributable to increased natural gas prices, partially offset by cash settlements during the period.

(in thousands)	March 31, 2003	December 31, 2002

Derivative Assets:
Fixed-price natural gas futures and swaps	$32,303	$41,483
Fixed-price crude futures and differential	2,667	177
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(179,638)	(135,188)
Fixed-price crude futures and differential	(501)	(2,886)
Btu swap contracts	(15,205)	(12,880)

Net derivative liability	$(160,374)	$(109,294)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. Because of declining credit ratings of some of our customers, we have greater concentrations of credit with a few large integrated energy companies with investment grade ratings. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of March 31, 2003, our allowance for collectibility of all accounts receivable was $5.7 million.

6.	Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of predictable, stable cash flows. See Note 5 regarding accounting for commodity hedges.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2004 and from crude oil sales through December 2003.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

		Futures Contracts and Swap Agreements
Production Period		Mcf per Day	Average NYMEX Price per Mcf
2003	May to June	450,000	$3.97
	July to December	400,000	3.99
2004	January to December	210,000	4.33

We have closed certain futures contracts and swap agreements that were designated as cash flow hedges with deferred gains of $13.3 million recorded in accumulated other comprehensive income (loss). These deferred gains will be recognized as gas revenue of $0.28 per Mcf on production of 175,000 Mcf per day from April through December 2003.

In January 2003, we entered collar agreements which provide a floor (put) and ceiling (call) price for natural gas. If the market price of natural gas exceeds the ceiling price, we pay the counterparty the difference between these prices. If the market price of natural gas is between the floor and ceiling price, no payments are due from either the Company or the counterparty. If the market price is below the floor price, the counterparty pays us the difference between these prices. We have entered costless collar agreements for April to December 2003 on 50,000 Mcf per day with a floor price of $4.50 per Mcf and an average ceiling price of $5.57 per Mcf. We expect realized prices to be less than these NYMEX floor and ceiling prices because of location, quality and other adjustments.

The price we receive for our gas production is generally less than the NYMEX price because of basis adjustments for delivery location, quality and other factors. We have entered basis swap agreements which effectively fix the basis adjustment for the following production and periods:

	Location
Production Period	Arkoma	Houston Ship Channel	Mid-Continent	Rockies	San Juan Basin	Total

2003
May to June
Mcf per day	70,000	240,000	40,000	15,000	55,000	420,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.17)	$(0.57)	$(0.46)

July to October
Mcf per day	70,000	200,000	40,000	15,000	55,000	380,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.17)	$(0.57)	$(0.46)

November to December
Mcf per day	10,000	200,000	40,000	5,000	35,000	290,000
Basis per Mcf (a)	$(0.07)	$(0.03)	$(0.24)	$(0.65)	$(0.52)

2004
January to March
Mcf per day	30,000	50,000	55,000	5,000	35,000	175,000
Basis per Mcf (a)	$(0.10)	$(0.04)	$(0.24)	$(0.65)	$(0.52)

April to December
Mcf per day	20,000	—	45,000	—	15,000	80,000
Basis per Mcf (a)	$(0.11)	—	$(0.26)	—	$(0.68)

(a)	Reductions to NYMEX gas prices for delivery location, quality and other adjustments.

In first quarter 2003, net losses on futures and basis swap hedge contracts decreased gas revenue by $106.5 million. In first quarter 2002, net gains on futures and basis swap hedge contracts increased gas revenue by $35.3 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $58.7 million for the 2002 quarter. As of March 31, 2003, an unrealized pre-tax derivative fair value loss of $136.3 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). If these contracts had been settled at the March 31 mark-to-market prices, $125.1 million of the fair value loss would be reclassified into earnings through March 2004.

The settlement of futures contracts and swap agreements related to April 2003 gas production resulted in decreased gas revenue of $10.4 million, or approximately $0.57 per Mcf.

Crude Oil

In 2002, we entered a sour oil basis swap on 5,000 Bbls of oil per day through June 2003 at the NYMEX West Texas Intermediate price less $1.25 per Bbl to effectively fix quality and other price differentials. Because this basis swap agreement includes an extendable option, it does not qualify for hedge accounting.

In February 2003, we entered crude oil costless three-way collars for 2,000 Bbls per day for April through December 2003. These collars have three pricing points as shown in the table below: a ceiling price, a provisional floor price and a strike price. At market prices above the ceiling price, we pay the counterparty the difference between these prices. At market prices within the range of the ceiling and the provisional floor price, no payments are due from either the Company or the counterparty. At market prices within the range of the provisional floor and strike price, the counterparty pays us the difference between the market price and the provisional floor price. At market prices below the strike price, the counterparty pays us $6.40, the spread between the provisional floor and strike price.

	NYMEX WTI Price
2003 Production Period	Ceiling	Provisional Floor	Strike

April	$35.02	$31.67	$25.27
May	33.80	30.45	24.05
June	32.87	29.52	23.12
July	32.01	28.66	22.26
August	31.31	27.96	21.56
September	30.81	27.46	21.06
October	30.40	27.05	20.65
November	30.04	26.69	20.29
December	29.48	26.13	19.73

In first quarter 2003, net losses on futures hedge contracts decreased oil revenue by $3.7 million. There were no hedging activities related to first quarter 2002 oil production. As of March 31, 2003, there was no unrealized derivative fair value gain or loss related to cash flow hedges of oil price risk recorded in accumulated other comprehensive income (loss).

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport the following volumes or pay for any deficiencies at the reservation fee rate. If we fail to deliver these volumes to the pipeline, we could owe the pipeline up to the maximum monthly commitment. Our production committed to these pipelines is expected to exceed the minimum daily volumes. We have generally delivered minimum volumes to avoid payment for unused pipeline transportation capacity.

Contract Period	Average Minimum Daily Volumes (Mcf)	Weighted Average Reservation Fee (per Mcf)	Average Maximum Monthly Commitment

April 2003	274,000	$0.09	$740,000
May 2003—March 2004	331,000	0.10	1,011,000
April 2004—January 2006	250,000	0.10	763,000
February—October 2006	200,000	0.11	667,000
November 2006—October 2007	120,000	0.13	475,000
November 2007—September 2009	80,000	0.16	390,000
October 2009—September 2010	80,000	0.17	414,000

7.	Equity

We effected a four-for-three stock split on March 18, 2003. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect this stock split.

On April 23, 2003, we completed a public offering of 13,800,000 shares of common stock at $18.75 per share. Estimated net proceeds from the offering of $247.7 million and net proceeds from the concurrent sale of senior notes (Note 3) will be used to fund our pending producing property acquisition from units of Williams of Tulsa, Oklahoma (Note 12), to redeem our 8¾% senior subordinated notes and to reduce bank debt.

See Note 11.

8.	Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31
	2003			2002
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic:
Net income	$66,230	169,358	$0.39	$45,068	165,094	$0.27

Diluted:
Effect of dilutive securities:
Stock options	—	2,159		—	413
Warrants	—	—		—	1,762

Earnings available to common stock—diluted	$66,230	171,517	$0.39	$45,068	167,269	$0.27

9.	Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

	Three Months Ended March 31
(in thousands)	2003	2002
Net income	$66,230	$45,068

Other comprehensive income (loss), net of tax:
Unrealized hedge derivative fair value loss	(98,639)	(34,343)
Reclassification to earnings of realized (gain) loss upon settlement of hedge derivative contracts	71,604	(20,238)

Total other comprehensive loss	(27,035)	(54,581)

Total comprehensive income (loss)	$39,195	$(9,513)

10.	Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in thousands)	2003	2002

Interest	$4,489	$5,015
Income tax	21	—

The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the three-month periods ended March 31, 2003 and 2002:

—	Grants of 17,000 performance shares and vesting of 14,000 performance shares in 2003 and grants of 223,000 performance shares and vesting of 435,000 performance shares in 2002

11.	Employee Benefit Plans

Stock Options

During the first three months of 2003, a total of 126,000 stock options were exercised with an exercise price of $1.5 million. As a result of these exercises, outstanding common stock increased by 110,000 shares and stockholders’ equity increased by a net $1.5 million.

Performance Shares

During the first three months of 2003, 6,000 performance shares were issued to key employees and 3,000 performance shares vested. As of March 31, 2003, there were 200,000 performance shares outstanding that vest when the common stock price reaches $20.00, 107,000 performance shares that vest when the common stock price reaches $20.63 and 9,000 performance shares that vest in 2003. We also issued to nonemployee directors a total of 11,000 performance shares in February 2003 which vested upon grant. Non-cash compensation expense related to performance shares for the first three months of 2003 was $263,000.

On April 17, 2003, 200,000 performance shares vested when the common stock price reached $20.00, resulting in non-cash compensation expense of $4 million. An additional 200,000 performance shares were issued in April that vest when the common stock price reaches $21.25.

The following are pro forma earnings available to common stock and earnings per common share for the three months ended March 31, 2003 and 2002, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in thousands, except per share data)	Three Months Ended March 31
	2003	2002

Earnings available to common stock as reported	$66,230	$45,068

Add:
Stock-based compensation expense included in the income statement, net of related tax effects	171	4,063

Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(570)	(2,986)

Pro forma net income	$65,831	$46,145

Earnings per share:
Basic—as reported	$0.39	$0.27

Basic—pro forma	$0.39	$0.28

Diluted—as reported	$0.39	$0.27

Diluted—pro forma	$0.38	$0.28

12.	Acquisitions

In March 2002, we acquired primarily gas-producing properties for $20 million in the East Texas Freestone Trend. This purchase was funded by bank borrowings. In April 2002, we entered property transactions to increase our positions in East Texas, Louisiana and the San Juan Basin of New Mexico with a total purchase price of $144 million. These transactions, funded by proceeds from our sale of senior notes in April 2002 and subject to typical post-closing adjustments were as follows:

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

Acquisitions were recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 2002, as if these acquisitions had been consummated at the beginning of 2002. These pro forma results are not necessarily indicative of future results.

Pro Forma (Unaudited)
(in thousands, except per share data)	Three Months Ended March 31, 2002
Revenues	$193,949

Net income	$45,515

Earnings per common share:
Basic	$0.28

Diluted	$0.27

Weighted average shares outstanding	165,094

In April 2003, we entered into a definitive agreement with units of Williams of Tulsa, Oklahoma to acquire natural gas and coal bed methane producing properties in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico and Colorado for $400 million. After typical closing and post-closing adjustments, the estimated purchase price is $385 million. The transaction is scheduled to close in June 2003. The purchase will be financed with proceeds from our sale of senior notes (Note 3) and common stock (Note 7).

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2003 and the related consolidated income statements and the consolidated cash flow statements for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of XTO Energy Inc. as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2002 Annual Report on Form 10-K, and in our report dated March 21, 2003, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2002 Annual Report on Form 10-K from which it has been derived.

As discussed in Note 2 to the Consolidated Financial Statements, the Company changed its method of accounting for asset retirement obligations effective January 1, 2003, in connection with its adoption of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.

KPMG LLP

Dallas, Texas

April 30, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2002 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended March 31
	2003	2002	Increase
Total production
Gas (Mcf)	53,226,465	41,789,369	27%
Oil (Bbls)	1,205,436	1,189,063	1%
Natural gas liquids (Bbls)	466,343	367,400	27%
Mcfe	63,257,139	51,128,147	24%

Average daily production
Gas (Mcf)	591,405	464,326	27%
Oil (Bbls)	13,394	13,212	1%
Natural gas liquids (Bbls)	5,182	4,082	27%
Mcfe	702,857	568,091	24%

Average sales price
Gas per Mcf	$3.82	$3.58	7%
Oil per Bbl	$29.42	$19.75	49%
Natural gas liquids per Bbl	$23.39	$10.79	117%

Average NYMEX prices
Gas per MMBtu	$5.91	$2.49	137%
Oil per Bbl	$33.87	$21.67	56%

Bbl—Barrel

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu—One million British Thermal Units, a common energy measurement

Increased production from first quarter 2002 to 2003 is primarily attributable to acquisitions and development activity, partially offset by natural decline.

Natural gas prices are dependent upon North American supply and demand, which is affected by economic conditions and by weather. Natural gas competes with alternative energy sources as a fuel for heating and the generation of electricity. The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in first quarter 2002. Prices gradually climbed in 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather late in 2002 and international instability. With colder than normal weather and seasonally low gas storage levels, gas prices have continued to rise in 2003. The average NYMEX price for April 2003 was $5.38 per MMBtu. At May 1, 2003, the average NYMEX futures price for the following twelve months was $5.35 per MMBtu.

Crude oil prices are generally determined by global supply and demand. OPEC members agreed to cut daily production by 1.5 million barrels during 2002 to support oil prices affected by weak demand and excess supply. Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market. Oil prices have remained volatile in 2003, however, because of the war in Iraq and anticipated resumption of Iraqi oil exports. On April 24, 2003, OPEC members tentatively agreed to reduce daily oil production by 2 million barrels beginning June 1, 2003. The average NYMEX price for April 2003 was $28.28 per Bbl. At May 1, 2003, the average NYMEX futures price for the following twelve months was $25.22 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production; see Note 6 to Consolidated Financial Statements. During first quarter 2003, our hedging activities decreased gas revenue by $106.5 million, or $2.00 per Mcf and oil revenue by $3.7 million, or $3.06 per Bbl. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2004 and from crude oil sales through December 2003. During first quarter 2002, our hedging activities increased gas revenue by $58.7 million, or $1.40 per Mcf.

Results of Operations

Quarter Ended March 31, 2003 Compared with Quarter Ended March 31, 2002

Net income for first quarter 2003 was $66.2 million compared to $45.1 million for first quarter 2002. First quarter 2003 earnings include a $200,000 after-tax charge for non-cash incentive compensation, a $1.9 million after-tax fair value loss on certain derivatives that do not qualify for hedge accounting and a $1.8 million after-tax gain on the cumulative effect of accounting change for asset retirement obligations. First quarter 2002 net income includes a $4.1 million after-tax charge for non-cash incentive compensation and a $200,000 after-tax fair value gain on certain derivatives that do not qualify for hedge accounting.

Total revenues for first quarter 2003 were $253.5 million, a 41% increase from first quarter 2002 revenues of $180 million. Operating income for the quarter was $114.2 million, a 44% increase from first quarter 2002 operating income of $79.4 million. Gas and natural gas liquids revenues increased $60.4 million (39%) primarily because of the 27% increase in gas volumes, as well as the 7% increase in gas prices and the 117% increase in natural gas liquids prices. Oil revenue increased $12 million (51%) primarily because of the 49% increase in oil prices. First quarter 2003 gas gathering, processing and marketing revenues increased $700,000 (21%) from the 2002 quarter primarily because of increased prices.

Expenses for first quarter 2003 totaled $139.3 million, a 39% increase from first quarter 2002 expenses of $100.5 million. Production expense increased $7.6 million (26%) primarily because of increased production and higher power and fuel costs related to higher natural gas prices. Depreciation, depletion and amortization increased $15.8 million (35%) because of increased production related to development, and higher acquisition and drilling costs. Taxes, transportation and other increased $13.4 million (138%) from the first quarter of 2002 primarily because of significantly higher unhedged oil and gas prices, increased transport fuel prices, and higher property taxes related to drilling and acquisitions. General and administrative expense decreased $2.2 million (16%) primarily because of a $6 million decrease in non-cash incentive compensation, partially offset by increased expenses related to Company growth. Interest expense increased $4.9 million (48%) primarily because of a 32% increase in weighted average borrowings and a reduction in capitalized interest because of lower rates.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2003	2002	Increase
Production	$0.58	$0.57	2%
Taxes, transportation and other	0.37	0.19	95%
Depreciation, depletion and amortization (DD&A)	0.96	0.89	8%
General and administrative (G&A) (a)	0.18	0.14	29%
Interest	0.24	0.20	20%

(a)	Excludes non-cash incentive compensation.

The following are explanations of significant variances of expenses on an Mcfe basis:

Taxes, transportation and other - Most of these expenses vary with product prices. Increased taxes, transportation and other expense is because of significantly higher unhedged product prices, as well as increased property taxes related to drilling and acquisitions.

DD&A - Increased DD&A is because of higher acquisition and development costs per Mcfe and shift in year-end proved reserves between producing and undeveloped classifications.

G&A - Increased G&A is primarily the result of increased personnel and other expenses related to Company growth.

Interest - Increased interest expense is because of increased weighted average borrowings to finance acquisitions.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $117.5 million for first quarter 2003, compared with $129.7 million for first quarter 2002. First quarter 2003 cash provided by operating activities was reduced by changes in operating assets and liabilities of $50.2 million and exploration expense of $500,000. First quarter 2002 cash provided by operating activities was increased by a $1.1 million change in operating assets and liabilities and reduced by exploration expense of $800,000. Changes in operating assets and liabilities are the result of timing of cash receipts and disbursements. Significantly increased first quarter cash provided by operating activities before changes in operating assets and liabilities is primarily because of increased production from development activity and increased prices.

During the quarter ended March 31, 2003, cash provided by operating activities of $117.5 million, bank borrowings of $183 million and proceeds from exercise of stock options of $1.5 million were used to fund net property acquisitions, development costs and other net capital additions of $132.8 million, debt payments of $168 million, dividends of $1.3 million and treasury stock purchases of $400,000 primarily related to employee stock option exercises. The resulting decrease in cash and cash equivalents for the period was $500,000.

Total current assets increased $119.6 million during the first quarter of 2003 primarily because of a $111.1 million increase in accounts receivable and a $16.1 million increase in the deferred income tax benefit associated with derivative fair value loss, partially offset by decreased derivative fair value related to cash settlements and increased natural gas prices during the quarter. Total current liabilities increased $107.5 million during the first quarter of 2003, primarily because of a $40.6 million increase in derivative fair value liabilities, a $62.7 million increase in accounts payable and royalty trust payable, and a $4.6 million increase in current income taxes payable. These increased liabilities are primarily because of increased natural gas prices.

Working capital increased from a negative position of $41.1 million at December 31, 2002 to negative working capital of $29.1 million at March 31, 2003, primarily because of increased accounts receivable as a result of higher product prices and volumes. Included in negative working capital is a net derivative fair value current liability of $134.2 million at March 31, 2003 and $87.4 million at December 31, 2002. Any cash settlement of hedge derivatives generally should be offset by increased or decreased cash flows from our sale of related production. Therefore, we believe that most of our derivative fair value assets and liabilities are offset by changes in value of our oil and gas reserves. This offsetting change in value of oil and gas reserves, however, is not reflected in working capital.

Although any payments to counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production, production receipts lag payments to the counterparties by as much as six weeks. Any interim cash needs are funded by borrowings under our revolving credit agreement. Because of significant payments to counterparties in March 2003, we made draws on our bank debt, reducing our unused borrowing capacity to a low of $120 million. These borrowings have been repaid upon receipt of payment for our production in late April.

Acquisitions and Development

In April 2003, we entered into a definitive agreement with units of Williams of Tulsa, Oklahoma to purchase producing properties in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico and Colorado for $400 million. After typical closing and post-closing adjustments, the estimated purchase price is $385 million. The acquisition is scheduled to close June 2003 and will be funded by proceeds from our sale of senior notes and common stock in April 2003. See Note 12 to Consolidated Financial Statements.

Exploration and development expenditures for the first three months of 2003 were $102.1 million, compared with $112.9 million for the first three months of 2002. We have budgeted $400 million for 2003 exploration and development, and may increase the budget by $15 million as a result of the pending Williams producing property acquisition to close in June 2003. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

Through the first three months of 2003, we participated in drilling approximately 60 gas wells and three oil wells and performed 129 workovers. Our drilling activity for the quarter was concentrated in East Texas and the Arkoma and San Juan basins. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Our unused borrowing capacity of $180 million at March 31, 2003 under our revolving credit agreement is available for acquisitions and development. As of May 1, 2003, after repayment of our outstanding bank debt with proceeds from our sale of senior notes and common stock in April 2003, our unused borrowing capacity is $800 million. See “Debt and Equity” below.

Debt and Equity

As of March 31, 2003, long-term bank debt increased by $15 million from the balance at December 31, 2002. Net borrowings increased primarily to fund property acquisitions and payments to counterparties under derivative contracts, less repayments from operating cash flow.

On April 23, 2003, we sold $400 million of 6¼% senior notes due in 2013 pursuant to Rule 144A under the Securities Act of 1933 which allows unregistered transactions with qualified institutional buyers. The notes are general unsecured indebtedness effectively ranking subordinate to bank borrowings, equal to our other senior unsecured notes and above our senior subordinated notes. The notes mature on April 15, 2013 and interest is payable each April 15 and October 15. Net proceeds from the sale of notes, after deducting initial purchaser commissions and estimated offering expenses, were $393.1 million.

On April 23, 2003, we also completed a public offering of 13,800,000 shares of common stock. Net proceeds from the offering, after underwriting discount and estimated offering expenses, were $247.7 million.

Net proceeds from the April 2003 sale of senior notes and common stock will be used to finance our pending producing property acquisition from units of Williams of Tulsa, Oklahoma, to redeem our 8¾% senior subordinated notes and to reduce bank debt. Until closing of the acquisition, scheduled for June 2003, and redemption of the 8¾% senior subordinated notes in May 2003, the proceeds of the senior notes and common stock offerings have been used to repay bank debt. As of May 1, 2003, there were no outstanding bank borrowings under our revolving credit agreement.

Stockholders’ equity at March 31, 2003 increased $39.2 million from year-end because of earnings of $66.2 million for the three months ended March 31, 2003 and an increase in additional paid-in capital of $1.7 million related to exercise of stock options and issuance of performance shares, partially offset by an increase in accumulated other comprehensive loss of $27 million and common stock dividends declared of $1.7 million. The increase in accumulated other comprehensive loss was attributable to the decline in fair value of cash flow hedge derivatives, which was related to the increase in natural gas prices, partially offset by cash settlements during the quarter.

See Notes 3 and 7 to Consolidated Financial Statements.

Common Stock Dividends

In February 2003, our Board of Directors declared a first quarter common stock dividend of $0.01 per share that was paid in April.

Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. See Note 2 to Consolidated Financial Statements. We do not anticipate SFAS No. 143 will have a material effect on future earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities, pricing differentials, operating costs, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and in our Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

Among the factors that could cause actual results to differ materially are:

–	changes in interest rates,

–	our ability to identify prospects for drilling,

–	higher than expected production costs and other expenses,

–	potential delays or failure to achieve expected production from existing and future exploration and development projects,

–	basis risk and counterparty credit risk in executing commodity price risk management activities,

–	potential liability resulting from pending or future litigation,

–	competition in the oil and gas industry as well as competition from other sources of energy, and

–	general domestic and international economic and political conditions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2002 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2003, our variable rate debt had a carrying value of $620 million, which approximated its fair value, and our fixed rate debt had a carrying value of $513.2 million and an approximate fair value of $548.3 million. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2003, the fair value of our fixed rate debt would change by approximately $25.1 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of March 31, 2003, outstanding gas futures contracts, swap agreements and collars had a net fair value loss of $147.3 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $79.4 million in the fair value of these gas futures contracts, swap agreements and collars at March 31, 2003. As of March 31, 2003, outstanding oil differential swaps and collars had a net fair value gain of $2.2 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $1 million in the fair value of these oil differential swaps and collars at March 31, 2003.

Because most of our futures contracts, swap agreements and collars generally are designated hedge derivatives, and to the extent the hedges are effective, changes in their fair value generally are reported as a component of accumulated other comprehensive income (loss) until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at March 31, 2003 was $15.2 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $3.6 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $2.1 million.

Item 4. CONTROLS AND PROCEDURES

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

P A R T   II.    O T H E R   I N F O R M A T I O N

Item 1. Legal Proceedings

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against us in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which we have assumed the obligation to pay royalties. The plaintiffs allege that we reduced royalty payments by post-production deductions and entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by us in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. We contend that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm’s-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. We further contend that any such fees enhance the value of the gas or the products derived from the gas. The parties signed a settlement agreement under which we will pay $2.5 million to settle the plaintiffs’ claims for the period January 1, 1993 through June 30, 2002. Our portion of this liability, net of amounts allocable to Hugoton Royalty Trust units we do not own, is $2.1 million, which has been accrued in our financial statements. The court approved the settlement in April 2003. Payment of the settlement will occur in July 2003.

In June 2001, we were served with a lawsuit styled Price, et al. v. Gas Pipelines, et al. (formerly Quinque case). The action was filed in the District Court of Stevens County, Kansas, against us and one of our subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The allegations in the case are similar to those in the Grynberg case (see Note 4 to Consolidated Financial Statements); however, the Price case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to the plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In February 2002, we, along with one of our subsidiaries, were dismissed from the suit and another subsidiary of the Company was added. A hearing was held in January 2003, and the court held that a class should not be certified. Plaintiffs’ counsel has indicated that he intends to further contest the court’s ruling. We believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

Items 2. through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number and Description

4	Instruments defining the rights of security holders, including indentures

	4.1	Indenture dated as of April 23, 2003, between the Company and the Bank of New York, as Trustee, for the 6¼% senior notes due April 15, 2013

	4.2	Registration Rights Agreement dated April 23, 2003, between the Company and certain Initial Purchasers named therein, regarding the 6¼% senior notes due April 15, 2013

10	Material contracts

	10.1	Fifth Amendment dated April 30, 2003, to Revolving Credit Agreement dated May 12, 2000 between the Company and certain commercial banks named therein

	10.2*	Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated May 17, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000)

	10.3*	Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated May 17, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000)

	10.4*	Amended and Restated Management Group Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 1999)

	10.5*	Amended Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1999)

11	Computation of per share earnings (included in Note 8 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

99	Additional Exhibits

	99.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2003 and through May 7, 2003:

On January 3, 2003, we filed a report on Form 8-K dated December 30, 2002, to announce the completion of the previously announced agreement to acquire coalbed methane gas producing properties in the San Juan Basin of Colorado.

On January 8, 2003, we filed a report on Form 8-K dated January 6, 2003 to announce that our Board of Directors approved a $400 million development and exploration budget for 2003.

On April 10, 2003, we filed a report on Form 8-K dated April 9, 2003, to announce that we entered into a definitive agreement with units of Williams (NYSE-WMB) of Tulsa, Oklahoma to acquire properties located in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico for $400 million.

On April 14, 2003, we filed a report on Form 8-K dated April 14, 2003, to announce our intention to sell $300 million of senior notes due 2013 by means of private placement.

On April 14, 2003, we filed a report on Form 8-K dated April 14, 2003, to disclose summary financial data for each of the three years in the period ended December 31, 2002.

On April 18, 2003, we filed a report on Form 8-K dated April 16, 2003, to announce that we filed a Prospectus Supplement to the Prospectus dated December 14, 2001 with the Securities and Exchange Commission.

On April 22, 2003, we filed a report on Form 8-K dated April 22, 2003, to announce our earnings for the first quarter of 2003.

On April 24, 2003, we filed a report on Form 8-K dated April 23, 2003, to announce completion of the private placement sale of $400 million of 6¼% senior notes due April 15, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: May 7, 2003	By:	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By:	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen Senior Vice President and Controller (Principal Accounting Officer)

CERTIFICATIONS

I, Bob R. Simpson, Chief Executive Officer of XTO Energy Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of XTO Energy Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ BOB R. SIMPSON
Bob R. Simpson Chief Executive Officer

CERTIFICATIONS

I, Louis G. Baldwin, Chief Financial Officer of XTO Energy Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of XTO Energy Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 7, 2003	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Chief Financial Officer