Form 10-Q
period 2003-06-30
XTO ENERGY INC
filed 2003-08-14
CIK 868809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 1, 2003
Common stock, $.01 par value	183,739,616

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended June 30, 2003

P A R T I.   F I N A N C I A L   I N F O R M A T I O N

XTO ENERGY INC.

Consolidated Balance Sheets

(in thousands, except shares)	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$13,647	$14,954
Accounts receivable, net	194,454	145,356
Derivative fair value	22,033	40,628
Deferred income tax benefit	53,276	32,680
Other current assets	10,603	11,172

Total Current Assets	294,013	244,790

Property and Equipment, at cost – successful efforts method:
Producing properties	3,852,723	3,081,488
Undeveloped properties	15,156	12,163
Other	62,946	51,861

Total Property and Equipment	3,930,825	3,145,512
Accumulated depreciation, depletion and amortization	(885,048)	(774,547)

Net Property and Equipment	3,045,777	2,370,965

Other Assets:
Derivative fair value	3,173	1,032
Other	37,267	31,406

Total Other Assets	40,440	32,438

TOTAL ASSETS	$3,380,230	$2,648,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$188,384	$150,107
Payable to royalty trusts	7,512	6,466
Derivative fair value	173,683	128,001
Current income taxes payable	6,636	517
Other current liabilities	346	805

Total Current Liabilities	376,561	285,896

Long-term Debt	1,259,000	1,118,170

Other Long-term Liabilities:
Derivative fair value	46,245	22,953
Deferred income taxes payable	340,979	286,472
Asset retirement obligation	86,443	—
Other	30,564	26,916

Total Other Long-term Liabilities	504,231	336,341

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock ($.01 par value, 250,000,000 shares authorized, 195,611,474 and 180,979,976 shares issued)	1,956	1,810
Additional paid-in capital	798,047	534,354
Treasury stock (11,902,214 and 11,677,485 shares)	(81,179)	(76,561)
Retained earnings	629,789	509,756
Accumulated other comprehensive loss	(108,175)	(61,573)

Total Stockholders’ Equity	1,240,438	907,786

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,380,230	$2,648,193

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
REVENUES

Gas and natural gas liquids	$244,349	$157,895	$458,519	$311,635
Oil and condensate	32,085	28,897	67,549	52,378
Gas gathering, processing and marketing	4,002	2,827	7,852	6,013
Other	1,723	(468)	1,723	(911)

Total Revenues	282,159	189,151	535,643	369,115

EXPENSES
Production	39,172	31,554	76,018	60,758
Taxes, transportation and other	24,640	14,887	47,834	24,642
Exploration	300	511	814	1,351
Depreciation, depletion and amortization	66,770	49,748	127,783	95,003
Accretion of discount in asset retirement obligation	1,258	—	2,483	—
Gas gathering and processing	2,370	2,287	4,673	4,486
General and administrative	26,367	13,017	37,725	26,533
Derivative fair value loss	7,375	1,382	10,232	1,131

Total Expenses	168,252	113,386	307,562	213,904

OPERATING INCOME	113,907	75,765	228,081	155,211

OTHER EXPENSE
Loss on extinguishment of debt	(9,601)	(7,844)	(9,601)	(7,844)
Interest expense, net	(15,770)	(14,291)	(30,787)	(24,406)

Total Other Expense	(25,371)	(22,135)	(40,388)	(32,250)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	88,536	53,630	187,693	122,961

INCOME TAX

Current	1,719	256	6,364	243
Deferred	29,482	18,764	59,542	43,040

Total Income Tax Expense	31,201	19,020	65,906	43,283

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	57,335	34,610	121,787	79,678
Cumulative effect of accounting change, net of tax	—	—	1,778	—

NET INCOME	$57,335	$34,610	$123,565	$79,678

EARNINGS PER COMMON SHARE

Basic:
Net income before cumulative effect of accounting change	$0.32	$0.21	$0.70	$0.48
Cumulative effect of accounting change	—	—	0.01	—

Net income	$0.32	$0.21	$0.71	$0.48

Diluted:
Net income before cumulative effect of accounting change	$0.31	$0.21	$0.69	$0.48
Cumulative effect of accounting change	—	—	0.01	—

Net income	$0.31	$0.21	$0.70	$0.48

DIVIDENDS DECLARED PER COMMON SHARE	$0.0100	$0.0075	$0.0200	$0.0150

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	180,165	165,468	174,791	165,282

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Six Months Ended June 30
	2003	2002
OPERATING ACTIVITIES

Net income	$123,565	$79,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	127,783	95,003
Accretion of discount in asset retirement obligation	2,483	—
Non-cash incentive compensation	11,215	10,195
Deferred income tax	59,542	43,040
Non-cash derivative fair value loss	9,777	9,592
Deferred gain on closed hedge derivatives	3,686	4,526
Cumulative effect of accounting change, net of tax	(1,778)	—
Loss on extinguishment of debt	9,601	7,844
Other non-cash items	1,195	(4,304)
Changes in operating assets and liabilities (a)	(12,067)	2,122

Cash Provided by Operating Activities	335,002	247,696

INVESTING ACTIVITIES

Proceeds from sale of property and equipment	—	119
Property acquisitions	(472,031)	(140,300)
Development costs	(219,508)	(211,064)
Other property and asset additions	(14,211)	(4,331)

Cash Used by Investing Activities	(705,750)	(355,576)

FINANCING ACTIVITIES

Proceeds from long-term debt	1,314,000	781,000
Payments on long-term debt	(1,173,170)	(654,000)
Net proceeds from common stock offering	247,972	—
Dividends	(2,964)	(2,477)
Senior note and debt offering costs	(7,797)	(8,381)
Net proceeds from exercise of stock options	4,516	3,646
Subordinated note redemption costs	(7,139)	(4,714)
Purchases of treasury stock and other	(5,977)	(4,880)

Cash Provided by Financing Activities	369,441	110,194

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,307)	2,314

Cash and Cash Equivalents, Beginning of Period	14,954	6,810

Cash and Cash Equivalents, End of Period	$13,647	$9,124

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(49,721)	$(12,056)
Other current assets	569	4,108
Other operating assets	361	2,349
Accounts payable, accrued liabilities and payable to royalty trusts	30,604	7,966
Other current liabilities	6,120	(245)

	$(12,067)	$2,122

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2002, have not been audited by independent public accountants. In the opinion of our management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2003, our income for the three and six months ended June 30, 2003 and 2002 and our cash flows for the six months ended June 30, 2003 and 2002. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and six-month periods ended June 30, 2003 and 2002 included herein has been subjected to a limited review by KPMG LLP, our independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2002 Annual Report on Form 10-K.

2. Asset Retirement Obligation

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 provides that, if the fair value for asset retirement obligation can be reasonably estimated, the liability should be recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. Under the method prescribed by SFAS No. 143, the retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to producing properties on the balance sheet. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement. Prior to adoption of SFAS No. 143, we accrued for any estimated asset retirement obligation, net of estimated salvage value, as part of our calculation of depletion, depreciation and amortization. This method resulted in recognition of the obligation over the life of the property on a unit-of-production basis, with the estimated obligation netted in property cost as part of the accumulated depreciation, depletion and amortization balance.

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. As of the January 1, 2003 adoption date of SFAS 143, we recorded a long-term liability for asset retirement obligation of $75.3 million, an increase in property cost of $60.7 million, a reduction of accumulated depreciation, depletion and amortization of $17.3 million and a cumulative effect of accounting change gain, net of tax, of $1.8 million. The following is a reconciliation of the asset retirement obligation for the six months ended June 30, 2003:

(in thousands)
Asset retirement obligation, January 1	$75,256
Liability incurred upon acquiring and drilling wells	8,955
Liability settled upon plugging and abandoning wells	(251)
Accretion of discount expense	2,483

Asset retirement obligation, June 30	$86,443

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

3. Long-term Debt

Our outstanding debt consists of the following:

(in thousands)	June 30, 2003	December 31, 2002
Senior debt-
Bank debt under revolving credit agreements due May 12, 2005	$509,000	$605,000
7½% senior notes due April 15, 2012	350,000	350,000
6¼% senior notes due April 15, 2013	400,000	—

Subordinated debt-
8¾% senior subordinated notes due November 1, 2009	—	163,170

Total long-term debt	$1,259,000	$1,118,170

On June 30, 2003, borrowings under the revolving credit agreement with commercial banks were $509 million, with unused borrowing capacity of $291 million. The weighted average interest rate of 2.67% at June 30, 2003 is primarily based on the one-month London Interbank Offered Rate plus 1.375%. On April 30, 2003, the revolving credit agreement was amended to allow for the release of security in the event that the Company is rated investment grade by either Standard and Poors or Moody’s Investors Service, assuming it has a rating immediately below investment grade from the other agency. Based on reserve values at December 31, 2002 and using parameters specified by the banks, the borrowing base, or limitation on total Company debt, is $1.8 billion. The current bank commitment remains at $800 million.

On April 23, 2003, we sold $400 million of 6¼% senior notes due in 2013 pursuant to Rule 144A under the Securities Act of 1933 which allows unregistered transactions with qualified institutional buyers. The notes were effectively registered with the Securities and Exchange Commission in June 2003 and are general unsecured notes effectively ranking subordinate to bank debt, equal to our other senior unsecured notes and above our senior subordinated notes. The notes mature on April 15, 2013 and interest is payable each April 15 and October 15. We may redeem all or part of the notes at any time at a price of 100% of their principal balance plus accrued interest and a make-whole premium payment. The make-whole premium is calculated as any excess over the principal balance of the present value of remaining principal and interest payments, discounted at the U.S. Treasury rate for a comparable maturity plus ½%.

Net proceeds of $393.4 million (after deducting initial purchaser commissions and offering expenses) from the sale of notes, combined with proceeds from the concurrent sale of common stock (Note 7), were used to finance our producing property acquisition from units of Williams of Tulsa, Oklahoma (Note 12), to redeem our 8¾% senior subordinated notes and to reduce bank debt.

On May 19, 2003, we redeemed the remaining $163.2 million of our 8¾% senior subordinated notes at a redemption price of 104.375%, or $170.3 million, plus accrued interest of approximately $700,000. Including write-off of unamortized costs related to the notes, we recorded a pre-tax loss on extinguishment of debt of $9.6 million.

4. Commitments and Contingencies

Litigation

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against us in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which we have assumed the obligation to pay royalties. The plaintiffs allege that we reduced royalty payments by post-production deductions and entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by us in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. We contend that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm’s-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. We further contend that any such fees enhance the value of the gas or the products derived from the gas. Under the terms of the settlement agreement approved by the court in April 2003, we agreed to pay $2.5 million to settle the plaintiffs’ claims for the period January 1, 1993 through June 30, 2002. Our portion of this liability, net of amounts allocable to Hugoton Royalty Trust units we do not own, is $2.1 million, which has been accrued in our financial statements. The settlement was paid in July 2003.

In February 2000, the Department of Interior notified us and several other producers that certain Native American leases located in the San Juan Basin had expired because of the failure of the leases to produce in paying quantities from February through August 1990. The Department of Interior demanded abandonment of the property as well as payment of the gross proceeds from the wells minus royalties paid from the date of the alleged cessation of production to present. We have reached a tentative settlement with the Department of Interior to pay $288,000 in settlement of all claims, which has been accrued in our financial statements. The settlement should be finalized in 2003.

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

Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In February 2002, we, along with one of our subsidiaries, were dismissed from the suit and another subsidiary of the Company was added. A hearing was held in January 2003, and the court held that a class should not be certified. Plaintiffs’ counsel has filed an amended class action petition, which reduces the proposed class to only royalty owners, reduces the claims to mismeasurement of volume only, conspiracy, unjust enrichment and accounting, and only applies as to gas measured in Kansas, Colorado and Wyoming. We believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

On August 5, 2003, the Price plaintiffs served one of our subsidiaries with a new original class action petition styled Price, et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against natural gas pipeline owners and operators. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas royalty owners either from whom the defendants had purchased natural gas or measured natural gas since January 1, 1974 to the present. The new petition alleges the same improper analysis of gas heating content, which had previously been alleged in the Price case discussed above until it was removed from the case by the filing of the amended class action petition. In all other respects, the new petition appears to be identical to the amended class action petition in that it has a proposed class of only royalty owners, alleges conspiracy, unjust enrichment and accounting, and only applies as to gas measured in Kansas, Colorado and Wyoming. The amount of damages was not specified in the complaint. We believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

The components of derivative fair value loss, as reflected in the consolidated income statements are:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2003	2002	2003	2002
Change in fair value of Btu swap contracts	$5,054	$1,842	$7,380	$1,575
Change in fair value of other derivatives that do not qualify for hedge accounting	1,403	(502)	(1,895)	(105)
Ineffective portion of derivatives qualifying for hedge accounting	918	42	4,747	(339)

Derivative fair value loss	$7,375	$1,382	$10,232	$1,131

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2003 and December 31, 2002 are summarized below. The increase in the net derivative liability from December 31, 2002 to June 30, 2003 is primarily attributable to increased natural gas prices, partially offset by cash settlements during the period.

(in thousands)	June 30, 2003	December 31, 2002
Derivative Assets:
Fixed-price natural gas futures, collars and swaps	$25,054	$41,483
Fixed-price crude futures and differential	152	177
Derivative Liabilities:
Fixed-price natural gas futures, collars and swaps	(199,399)	(135,188)
Fixed-price crude futures and differential	(269)	(2,886)
Btu swap contracts	(20,260)	(12,880)

Net derivative liability	$(194,722)	$(109,294)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. Because of declining credit ratings of some of our customers, we have greater concentrations of credit with a few large integrated energy companies with investment grade ratings. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of June 30, 2003, our allowance for collectibility of all accounts receivable was $6 million.

6. Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of more predictable production growth and cash flows. See Note 5 regarding accounting for commodity hedges.

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

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices realized for hedged production will be less than these fixed prices because of location, quality and other adjustments.

	Futures Contracts and Swap Agreements
Production Period	Mcf per Day	Average NYMEX Price per Mcf
2003 August to December	450,000	$4.16
2004 January to June	350,000	4.75
July to December	300,000	4.62

In January 2003, we entered collar agreements which provide a floor (put) and ceiling (call) price for natural gas. If the market price of natural gas exceeds the ceiling price, we pay the counterparty the difference between these prices. If the market price of natural gas is between the floor and ceiling price, no payments are due from either the Company or the counterparty. If the market price is below the floor price, the counterparty pays us the difference between these prices. We have entered costless collar agreements through December 2003 on 50,000 Mcf per day with a floor price of $4.50 per Mcf and an average ceiling price of $5.57 per Mcf. We expect realized prices to be less than these NYMEX floor and ceiling prices because of location, quality and other adjustments.

We have closed certain futures contracts and swap agreements that were designated as cash flow hedges with deferred gains of $13.3 million recorded in accumulated other comprehensive loss. These deferred gains are being recognized as gas revenue of $0.28 per Mcf on production of 175,000 Mcf per day from April through December 2003.

The price we receive for our gas production is generally less than the NYMEX price because of basis adjustments for delivery location, quality and other factors. We have entered basis swap agreements which effectively fix the basis adjustment for the following delivery locations and periods:

	Delivery Location
Production Period	Arkoma	Houston Ship Channel	Mid-Continent	Rockies	San Juan Basin	Total
2003
August
Mcf per day	70,000	240,000	50,000	15,000	55,000	430,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.17)	$(0.57)	$(0.46)

September to October
Mcf per day	70,000	260,000	50,000	15,000	55,000	450,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.17)	$(0.57)	$(0.46)

November to December
Mcf per day	20,000	260,000	40,000	10,000	65,000	395,000
Basis per Mcf (a)	$(0.10)	$(0.04)	$(0.24)	$(0.71)	$(0.59)

2004
January to March
Mcf per day	50,000	100,000	70,000	10,000	45,000	275,000
Basis per Mcf (a)	$(0.11)	$(0.04)	$(0.24)	$(0.71)	$(0.55)

April to July
Mcf per day	60,000	50,000	60,000	—	15,000	185,000
Basis per Mcf (a)	$(0.13)	$(0.04)	$(0.26)	—	$(0.68)

August
Mcf per day	60,000	30,000	60,000	—	15,000	165,000
Basis per Mcf (a)	$(0.13)	$(0.04)	$(0.26)	—	$(0.68)

September to October
Mcf per day	60,000	10,000	60,000	—	15,000	145,000
Basis per Mcf (a)	$(0.13)	$(0.04)	$(0.26)	—	$(0.68)

November to December
Mcf per day	50,000	10,000	60,000	—	15,000	135,000
Basis per Mcf (a)	$(0.13)	$(0.04)	$(0.26)	—	$(0.68)

(a)	Reductions to NYMEX gas prices for delivery location, quality and other adjustments.

In the first six months of 2003, net losses on futures and basis swap hedge contracts decreased gas revenue by $153.6 million. In the first six months of 2002, net gains on futures, collars and basis swap hedge contracts increased gas revenue by $45.5 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $69.8 million in the first half of 2002. As of June 30, 2003, an unrealized pre-tax derivative fair value loss of $166.4 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive loss. Based on June 30 mark-to-market prices, $144 million of this fair value loss is expected to be reclassified into earnings through June 2004. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

The settlement of futures contracts and swap agreements related to July 2003 gas production resulted in decreased gas revenue of $15.1 million, or approximately $0.79 per Mcf.

Crude Oil

In 2002, we entered a sour oil basis swap on 5,000 Bbls of oil per day through June 2003 at the NYMEX West Texas Intermediate price less $1.25 per Bbl to effectively fix quality and other price differentials. Because this basis swap agreement included an extendable option, it did not qualify for hedge accounting.

In February 2003, we entered crude oil costless three-way collars for 2,000 Bbls per day through December 2003. These collars have three pricing points as shown in the table below: a ceiling price, a provisional floor price and a strike price. At market prices above the ceiling price, we pay the counterparty the difference between these prices. At market prices within the range of the ceiling and the provisional floor price, no payments are due from either the Company or the counterparty. At market prices within the range of the provisional floor and strike price, the counterparty pays us the difference between the market price and the provisional floor price. At market prices below the strike price, the counterparty pays us $6.40, the spread between the provisional floor and strike price.

	NYMEX WTI Price
2003 Production Period	Ceiling	Provisional Floor	Strike
July	$32.01	$28.66	$22.26
August	31.31	27.96	21.56
September	30.81	27.46	21.06
October	30.40	27.05	20.65
November	30.04	26.69	20.29
December	29.48	26.13	19.73

In the first half of 2003, net losses on futures hedge contracts decreased oil revenue by $3.7 million. There were no hedging activities related to the first six months of 2002 oil production. As of June 30, 2003, there was no unrealized derivative fair value gain or loss related to cash flow hedges of oil price risk recorded in accumulated other comprehensive loss.

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport the following volumes or pay for any deficiencies at the reservation fee rate. If we fail to deliver these volumes to the pipeline, we could owe the pipeline up to the maximum monthly commitment. Our production committed to these pipelines is expected to exceed the minimum daily volumes. We have generally delivered minimum volumes under these firm transportation contracts.

Contract Period	Average Minimum Daily Volumes (Mcf)	Weighted Average Reservation Fee (per Mcf)	Average Maximum Monthly Commitment
July 2003-March 2004	356,000	$0.11	$1,199,000
April 2004-July 2004	275,000	0.12	992,000
August 2004-July 2005	415,000	0.12	1,558,000
August 2005-January 2006	475,000	0.13	1,825,000
February 2006-July 2006	425,000	0.13	1,642,000
August 2006-October 2006	465,000	0.13	1,835,000
November 2006-October 2007	385,000	0.14	1,652,000
November 2007-July 2009	345,000	0.15	1,568,000
August 2009-July 2010	305,000	0.15	1,415,000
August 2010-September 2010	265,000	0.16	1,260,000
October 2010	185,000	0.15	872,000
November 2010	179,000	0.15	788,000
December 2010-September 2012	170,000	0.14	727,000
October 2012-July 2013	160,000	0.13	632,000

7. Equity

We effected a four-for-three stock split on March 18, 2003. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect this stock split.

On April 23, 2003, we completed a public offering of 13,800,000 shares of common stock at $18.75 per share. Net proceeds from the offering of $248 million and net proceeds from the concurrent sale of senior notes (Note 3) were used to fund our producing property acquisition from units of Williams of Tulsa, Oklahoma (Note 12), to redeem our 8¾% senior subordinated notes and to reduce bank debt.

On June 20, 2003, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities, preferred stock, common stock, or warrants to purchase debt or stock. The total price of securities that can be offered is $1 billion, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank debt.

See Note 11.

8. Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30
	2003			2002
(in thousands, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$57,335	180,165	$0.32	$34,610	165,468	$0.21

Effect of dilutive securities:
Stock options	—	2,565		—	889
Warrants	—	—		—	1,904

Diluted	$57,335	182,730	$0.31	$34,610	168,261	$0.21

	Six Months Ended June 30
	2003			2002
(in thousands, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$123,565	174,791	$0.71	$79,678	165,282	$0.48

Effect of dilutive securities:
Stock options	—	2,368		—	605
Warrants	—	—		—	1,840

Diluted	$123,565	177,159	$0.70	$79,678	167,727	$0.48

9. Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2003	2002	2003	2002
Net income	$57,335	$34,610	$123,565	$79,678

Other comprehensive income (loss):
Change in derivative fair value	(77,230)	17,942	(228,982)	(34,893)
Reclassification adjustments-contract (gain) loss settlements (a)	47,126	(10,725)	157,286	(41,860)

	(30,104)	7,217	(71,696)	(76,753)
Income tax (expense) benefit	10,537	(2,526)	25,094	26,863

Total other comprehensive income (loss)	(19,567)	4,691	(46,602)	(49,890)

Total comprehensive income	$37,768	$39,301	$76,963	$29,788

(a)	For contract gain settlements, the reduction to comprehensive income offsets contract proceeds recorded as gas revenue. For contract loss settlements, the increase in comprehensive income offsets contract payments recorded as reductions to gas revenue.

10. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Six Months Ended June 30
(in thousands)	2003	2002
Interest	$28,665	$23,680
Income tax	244	170

The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the six-month periods ended June 30, 2003 and 2002:

–	Grants of 462,000 performance shares and vesting of 543,000 performance shares in 2003 and grants of 616,000 performance shares and vesting of 688,000 performance shares in 2002

11. Employee Benefit Plans

Stock Options

During the first half of 2003, a total of 535,000 stock options were exercised with an exercise price of $4.5 million. As a result of these exercises, outstanding common stock increased by 373,000 shares and stockholders’ equity increased by a net $4.7 million.

Performance Shares

During the first half of 2003, 462,000 performance shares were issued to key employees and nonemployee directors and 543,000 performance shares vested. As of June 30, 2003, there were 200,000 performance shares outstanding that vest when the common stock price reaches $22.50, 22,500 performance shares outstanding that vest when the common stock price reaches $24.00 and 9,000 performance shares that vest in 2003. Non-cash compensation expense related to performance shares for the first half of 2003 was $11.2 million.

The following are pro forma net income and earnings per share for the six months ended June 30, 2003 and 2002, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share data)	2003	2002	2003	2002
Earnings available to common stock as reported as reported	$57,335	$34,610	$123,565	$79,678

Add:
Stock-based compensation expense included in the income statement, net of related tax effects	7,119	2,564	7,290	6,627

Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(5,239)	(5,188)	(5,809)	(8,174)

Pro forma net income	$59,215	$31,986	$125,046	$78,131

Earnings per share:
Basic—as reported	$0.32	$0.21	$0.71	$0.48

Basic—pro forma	$0.33	$0.19	$0.72	$0.47

Diluted—as reported	$0.31	$0.21	$0.70	$0.48

Diluted—pro forma	$0.32	$0.19	$0.71	$0.47

12. Acquisitions

In April 2003, we entered into a definitive agreement with units of Williams of Tulsa, Oklahoma to acquire natural gas and coal bed methane producing properties in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico and Colorado for $400 million. The transaction closed in May 2003. After typical closing adjustments, the purchase price was $381 million, which was financed with proceeds from our sale of senior notes (Note 3) and common stock (Note 7).

In June 2003, we entered into an agreement to acquire coal bed methane and natural gas producing properties in the San Juan Basin of New Mexico and Colorado from Markwest Hydrocarbon, Inc. for $60.5 million. After typical closing adjustments and a reduction of $7.9 million withheld for a preferential purchase right, the final purchase price was $51 million, which was funded through bank borrowings. The acquisition was completed on June 30, 2003 and is subject to typical post-closing adjustments.

In March 2002, we acquired primarily gas-producing properties for $20 million in the East Texas Freestone Trend. This purchase was funded by bank borrowings. In April 2002, we entered agreements to purchase properties in East Texas, Louisiana and the San Juan Basin of New Mexico with a total cost of $144 million. These purchases, funded by our sale of senior notes in April 2002, were as follows:

–	An acquisition of properties in the Powder River Basin of Wyoming from CMS Oil and Gas Co. (CMS), a subsidiary of CMS Energy Corporation, for $101 million in May 2002,

–	An exchange of the Powder River Basin properties acquired from CMS with Marathon Oil Company (Marathon), for gas-producing properties in East Texas and Louisiana in May 2002 and

–	A purchase of gas-producing properties in the San Juan Basin of New Mexico from Marathon for $43 million in July 2002.

In December 2002, we acquired coalbed methane gas-producing properties in the San Juan Basin of southwestern Colorado for $153.8 million from J. M. Huber Corporation. The acquisition was funded through bank debt and is subject to typical post-closing adjustments.

Acquisitions were recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the six months ended June 30, 2003 and 2002 and the year ended December 31, 2002, as if the Williams, Marathon and Huber acquisitions had been consummated at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
	Six Months Ended June 30		Year Ended December 31
(in thousands, except per share data)	2003	2002	2002
Revenues	$577,055	$414,174	$895,065

Net income before cumulative effect of accounting change	$128,275	$73,679	$175,884

Net income	$130,053	$73,679	$175,884

Earnings per common share:
Basic	$0.74	$0.45	$1.06

Diluted	$0.73	$0.44	$1.04

Weighted average shares outstanding	174,791	165,282	166,700

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2003, the related consolidated income statements for the three- and six-month periods ended June 30, 2003 and 2002, and the consolidated cash flow statements for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

July 22, 2003

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2002 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Quarter Ended June 30			Six Months Ended June 30
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Total production
Gas (Mcf)	57,433,670	45,713,791	26%	110,660,135	87,503,160	26%
Oil (Bbls)	1,169,069	1,174,106	—	2,374,505	2,363,169	—
Natural gas liquids (Bbls)	578,202	437,548	32%	1,044,545	804,948	30%
Mcfe	67,917,296	55,383,715	23%	131,174,435	106,511,862	23%

Average daily production
Gas (Mcf)	631,139	502,349	26%	611,382	483,443	26%
Oil (Bbls)	12,847	12,902	—	13,119	13,056	—
Natural gas liquids (Bbls)	6,354	4,808	32%	5,771	4,447	30%
Mcfe	746,344	608,612	23%	724,721	588,463	23%

Average sales price
Gas per Mcf	$4.07	$3.33	22%	$3.95	$3.45	14%
Oil per Bbl	$27.45	$24.61	12%	$28.45	$22.16	28%
Natural gas liquids per Bbl	$18.41	$13.44	37%	$20.63	$12.23	69%

Average NYMEX prices
Gas per MMBtu	$5.40	$3.40	59%	$6.00	$2.86	110%
Oil per Bbl	$28.96	$26.24	10%	$31.42	$23.95	31%

Bbl - Barrel

Mcf - Thousand cubic feet

Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu - One million British Thermal Units, a common energy measurement

Production increased from 2002 to 2003 for the quarter and six-month periods primarily because of acquisitions and development activity, partially offset by natural decline.

Natural gas prices are dependent upon North American supply and demand, which is affected by economic conditions and by weather. The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in the first six months of 2002. Prices gradually climbed in 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather late in 2002 and international instability. With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices remained relatively high during the first five months of 2003. Since May, higher than normal levels of gas have been injected into storage due to diminished demand related to higher prices. As a result, natural gas prices have weakened recently. Prices for the remainder of 2003 will be influenced by weather, including any hurricanes that might disrupt production in the Gulf of Mexico, revived demand due to lower prices, the pace of recovery of the domestic economy and increases in North American production. In any case, management expects natural gas prices to remain volatile. The average

NYMEX price for July 2003 was $5.04 per MMBtu. At August 1, 2003, the average NYMEX futures price for the following twelve months was $5.03 per MMBtu.

Crude oil prices are generally determined by global supply and demand. OPEC members agreed to cut daily production by 1.5 million barrels during 2002 to support oil prices affected by weak demand and excess supply. Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market. Oil prices have remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels. OPEC members agreed to reduce daily oil production by 2 million barrels beginning June 1, 2003. At its July 31 meeting, OPEC members agreed to hold oil production steady due to market stability and adequate supply, and to reevaluate production levels in September. The average NYMEX price for July 2003 was $30.76 per Bbl. At August 1, 2003, the average NYMEX futures price for the following twelve months was $29.42 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production; see Note 6 to Consolidated Financial Statements. During second quarter 2003, our hedging activities decreased gas revenue by $47.1 million, or $0.82 per Mcf. There were no oil hedge gains or losses in second quarter 2003. For the first half of 2003, our hedging activities deceased gas revenue by $153.6 million, or $1.39 per Mcf and oil revenue by $3.7 million or $1.56 per Bbl. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2004 and from crude oil sales through December 2003. During second quarter 2002, our hedging activities increased gas revenue by $11.1 million, or $0.24 per Mcf. For the first half of 2002, our hedging activities increased gas revenue by $69.8 million, or $0.80 per Mcf. There were no oil hedge gains or losses for the first six months of 2002.

Results of Operations

Quarter Ended June 30, 2003 Compared with Quarter Ended June 30, 2002

Net income for second quarter 2003 was $57.3 million compared to $34.6 million for second quarter 2002. Second quarter 2003 earnings include the net after-tax effects of non-cash incentive compensation of $7.1 million, loss on extinguishment of debt of $6.2 million, a $4.8 million fair value loss on certain derivatives that do not qualify for hedge accounting and a non-cash contingency gain of $1.1 million. Second quarter 2002 earnings include the net after-tax effects of non-cash incentive compensation of $2.6 million, loss on extinguishment of debt of $5.1 million and a $900,000 fair value loss on certain derivatives that do not qualify for hedge accounting.

Total revenues for second quarter 2003 were $282.2 million, a 49% increase from second quarter 2002 revenues of $189.2 million. Operating income for the quarter was $113.9 million, a 50% increase from second quarter 2002 operating income of $75.8 million. Gas and natural gas liquids revenues increased $86.5 million (55%) because of the 26% increase in gas volumes and the 32% increase in natural gas liquids volumes, as well as the 22% increase in gas prices and the 37% increase in natural gas liquids prices. Oil revenue increased $3.2 million (11%) because of the 12% increase in oil prices. Second quarter gas gathering, processing and marketing revenues increased $1.2 million from second quarter 2002 primarily because of increased margins, volumes and prices.

Expenses for second quarter 2003 totaled $168.3 million, a 48% increase from second quarter 2002 expenses of $113.4 million. Production expense increased $7.6 million (24%) primarily because of increased production, power and fuel costs related to higher natural gas prices and increased maintenance and workover expenses. Taxes, transportation and other increased $9.8 million (66%) from the second quarter of 2002 primarily because of significantly higher unhedged oil and gas prices, increased production, increased transport fuel prices, and higher property taxes related to drilling and acquisitions. Depreciation, depletion and amortization increased $17 million (34%) because of increased production and higher acquisition and drilling costs. General and administrative expense increased $13.4 million (103%) primarily because of a $7 million increase in non-cash incentive compensation, a 17% increase in employees and increased expenses related to Company growth.

The derivative fair value loss for second quarter 2003 was $7.4 million compared to a derivative fair value loss of $1.4 million for second quarter 2002. The increased loss primarily reflects the effect of significantly higher gas prices on derivatives that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

Interest expense increased $1.5 million (10%) primarily because of a 14% increase in weighted average borrowings to partially fund acquisitions. During second quarter 2003, we recognized a $9.6 million loss on extinguishment of debt related to the redemption of our 8¾% senior subordinated notes. In second quarter 2002, we recognized a $7.8 million loss on extinguishment of debt related to the redemption of our 9 1/4% senior subordinated notes.

Six Months Ended June 30, 2003 Compared with Six Months Ended June 30, 2002

Net income for the six months ended June 30, 2003 was $123.6 million, compared to $79.7 million for the same 2002 period. Earnings for the first six months include the net after-tax effects of non-cash incentive compensation of $7.3 million, loss on extinguishment of debt of $6.2 million, a $6.7 million fair value loss on certain derivatives that do not qualify for hedge accounting, a non-cash contingency gain of $1.1 million and a $1.8 million gain on the cumulative effect of accounting change for the adoption of Statement of Financial Accounting Standards No. 143 for asset retirement obligation. Earnings for the first half of 2002 include the net after-tax effects of a derivative fair value loss of $700,000, non-cash incentive compensation of $6.6 million and loss on extinguishment of debt of $5.1 million.

Total revenues for the first half of 2003 were $535.6 million, or $166.5 million (45%) higher than revenues of $369.1 million for the first half of 2002. Operating income for the first half of 2003 was $228.1 million, a 47% increase from operating income of $155.2 million for the comparable 2002 period. Gas and natural gas liquids revenues increased $146.9 million (47%) primarily because of the 26% increase in gas production and the 30% increase in natural gas liquids production, as well as the 14% increase in gas prices and the 69% increase in natural gas liquids prices. Gas gathering, processing and marketing revenues increased $1.8 million (31%) primarily because of higher margins, volumes and prices. Oil revenue increased $15.2 million (29%) because of the 28% increase in prices.

Expenses for the first half of 2003 totaled $307.6 million, a 44% increase from total expenses for the first half of 2002 of $213.9 million. Production expense increased $15.3 million (25%) primarily because of increased production, power and fuel costs related to higher natural gas prices, and increased workover and maintenance costs. Taxes, transportation and other increased $23.2 million (94%) primarily because of significantly higher unhedged oil and gas prices, increased production, higher transportation fuel prices and higher property taxes related to drilling and acquisitions. Depreciation, depletion and amortization increased $32.8 million (35%) because of increased production, and higher acquisition and drilling costs. General and administrative expense increased $11.2 million (42%) primarily because of an 18% increase in employees and increased expenses related to Company growth, as well as a $1 million increase in non-cash incentive compensation.

The derivative fair value loss for the first six months of 2003 was $10.2 million compared to the year to date 2002 derivative fair value loss of $1.1 million. The increased loss primarily reflects the effect of significantly increased gas prices on derivatives that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

Interest expense increased $6.4 million (26%) primarily because of a 23% increase in the weighted average borrowings to partially fund property acquisitions. During the first half of 2003, we recognized a $9.6 million loss on extinguishment of debt related to the redemption of our 8¾% senior subordinated notes. For the first half of 2002, we recognized a $7.8 million loss on extinguishment of debt related to the redemption of our 9¼% senior subordinated notes.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended June 30			Six Months Ended June 30
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Production	$0.58	$0.57	2%	$0.58	$0.57	2%
Taxes, transportation and other	0.36	0.27	33%	0.36	0.23	57%
Depreciation, depletion and amortization (DD&A)	0.98	0.90	9%	0.97	0.89	9%
General and administrative (G&A) (a)	0.23	0.16	44%	0.20	0.15	33%
Interest	0.23	0.26	(12%)	0.23	0.23	—

(a)	Excludes non-cash incentive compensation.

The following are explanations of significant variances of expenses on an Mcfe basis:

Taxes, transportation and other - Most of these expenses vary with product prices. Increased taxes, transportation and other expense is primarily because of significantly higher unhedged product prices.

DD&A - Increased DD&A is because of higher acquisition and development costs per Mcfe and a shift in year-end proved reserves between producing and undeveloped classifications.

G&A - Increased G&A is primarily the result of increased personnel and other expenses related to Company growth.

Interest - Decreased interest expense for the quarter is due to higher production more than offsetting the effects of increased borrowings for acquisitions.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $335 million for the first six months of 2003, compared with $247.7 million for the same 2002 period. Cash provided by operating activities for the first half of 2003 was reduced by changes in operating assets and liabilities of $12.1 million and exploration expense of $800,000. Cash provided by operating activities for the first half of 2002 was increased by a $2.1 million change in operating assets and liabilities and reduced by exploration expense of $1.4 million. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Significantly increased year-to-date cash provided by operating activities before changes in operating assets and liabilities is primarily because of increased production from development activity and acquisitions and increased prices.

During the six months ended June 30, 2003, cash provided by operating activities of $335 million, net borrowings of $141 million, proceeds from common stock offering of $248 million and net proceeds from exercise of stock options of $4.5 million were used to fund net property acquisitions, development costs and other net capital additions of $705.8 million, dividends of $3 million, senior note offering and debt costs of $7.8 million, premium on redemption of subordinated notes of $7.1 million and treasury stock purchases and other of $6.1 million primarily related to performance share vesting and employee stock option exercises. The resulting decrease in cash and cash equivalents for the period was $1.3 million.

Total current assets increased $49.2 million during the first half of 2003 primarily because of a $49.1 million increase in accounts receivable due to the timing of cash receipts and higher production and product prices. Total current liabilities increased $90.7 million during the first six months of 2003, primarily because of a $45.7 million increase in derivative fair value liabilities, a $38.8 million increase in accounts payable and royalty trust payable, and a $6.1 million increase in current income taxes payable. These increased liabilities are primarily because of increased natural gas prices and production.

Working capital decreased from a negative position of $41.1 million at December 31, 2002 to negative working capital of $82.5 million at June 30, 2003, primarily because of the increase in the net derivative fair value liability related to higher natural gas prices, net of an increase in deferred income tax benefit. The net derivative fair value current liability was $151.7 million at June 30, 2003 and $87.4 million at December 31, 2002. Any cash settlement of hedge derivatives generally should be offset by increased or decreased cash flows from our sale of related production. Therefore, we believe that most of our derivative fair value assets and liabilities are offset by changes in value of our oil and gas reserves. This offsetting change in value of oil and gas reserves, however, is not reflected in working capital.

Although any payments to counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production, production receipts lag payments to the counterparties by as much as six weeks. Any interim cash needs are funded by borrowings under our revolving credit agreement.

Acquisitions and Development

In April 2003, we entered into a definitive agreement with units of Williams of Tulsa, Oklahoma to purchase producing properties in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico and Colorado for $400 million. The transaction closed in May 2003. After typical closing adjustments, the purchase price was $381 million, which was financed with proceeds from our sale of senior notes and common stock in April 2003.

In June 2003, we entered into an agreement to acquire coal bed methane and natural gas producing properties in the San Juan Basin of New Mexico and Colorado from Markwest Hydrocarbon, Inc. for $60.5 million. After typical closing adjustments and a reduction of $7.9 million withheld for a preferential purchase right, the final purchase price was $51 million, which was funded through bank borrowings. The acquisition was completed on June 30, 2003, and is subject to typical post-closing adjustments.

Exploration and development expenditures for the first six months of 2003 were $220.3 million, compared with $212.4 million for the first six months of 2002. We have increased our 2003 exploration and development budget to approximately $450 million for increased drilling opportunities provided by our recent acquisitions. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

Through the first six months of 2003, we participated in drilling approximately 197 gas wells and 14 oil wells and performed 233 workovers. Our drilling activity for the year to date was concentrated in East Texas and the Arkoma and San Juan basins. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Our unused borrowing capacity of $291 million at June 30, 2003 under our revolving credit agreement is available for acquisitions and development.

Debt and Equity

As of June 30, 2003, long-term debt increased by $140.8 million from the balance at December 31, 2002. Net borrowings increased primarily to fund property acquisitions and payments to counterparties under derivative contracts, less repayments from operating cash flow.

On April 23, 2003, we sold $400 million of 6¼% senior notes due in 2013 pursuant to Rule 144A under the Securities Act of 1933 which allows unregistered transactions with qualified institutional buyers. The notes were effectively registered with the Securities and Exchange Commission in June 2003 and are general unsecured indebtedness effectively ranking subordinate to bank borrowings, equal to our other senior unsecured notes and above our senior subordinated notes. The notes mature on April 15, 2013 and interest is payable each April 15 and October 15. Net proceeds from the sale of notes, after deducting initial purchaser commissions and estimated offering expenses, were $393.4 million.

On April 23, 2003, we also completed a public offering of 13,800,000 shares of common stock. Net proceeds from the offering, after underwriting discount and estimated offering expenses, were $248 million.

Net proceeds from the April 2003 sale of senior notes and common stock were effectively used to finance our producing property acquisitions from units of Williams of Tulsa, Oklahoma and from Markwest Hydrocarbon, to redeem our 8¾% senior subordinated notes and to reduce bank debt.

Stockholders’ equity at June 30, 2003 increased $332.7 million from year-end because of earnings of $123.6 million for the six months ended June 30, 2003, increased common stock and additional paid-in capital of $263.8 million related to the sale of common stock, exercise of stock options and issuance of performance shares, partially offset by an increase in accumulated other comprehensive loss of $46.6 million, increased treasury stock of $4.6 million and common stock dividends declared of $3.5 million. The increase in accumulated other comprehensive loss was attributable to the decline in fair value of cash flow hedge derivatives, which was related to the increase in natural gas prices, partially offset by cash settlements during the quarter.

See Notes 3 and 7 to Consolidated Financial Statements.

Common Stock Dividends

In May 2003, our Board of Directors declared a first quarter common stock dividend of $0.01 per share that was paid in July.

Accounting Pronouncements

We adopted Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, as of January 1, 2003. See Note 2 to Consolidated Financial Statements. We do not anticipate SFAS No. 143 will have a material effect on future earnings.

In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is effective for contracts entered into or modified after June 20, 2003. We do not anticipate SFAS No. 149 will have a material effect on future earnings.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. Such financial instruments include mandatorily redeemable shares of stock, obligations to repurchase the issuer’s equity shares and obligations that an issuer may settle by issuing a variable number of its equity shares. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not anticipate SFAS No. 150 will have a material effect on future financial position or earnings.

In its recent review of registrants’ filings, the staff of the Securities and Exchange Commission has taken the position that SFAS No. 142, Goodwill and Other Intangible Assets, requires oil and gas entities to separately report on their balance sheets the costs of leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, and provide related intangible asset disclosures. Oil and gas companies have generally included producing leasehold costs in the producing properties caption on the balance sheet since the value of the leases is inseparable from the value of the related oil and gas reserves. Almost all costs included in the undeveloped properties caption on the balance sheet are leasehold and mineral interests that are regularly evaluated for impairment based on lease term and drilling activity. The Securities and Exchange Commission staff is expected to refer the question of SFAS No. 142 applicability to an accounting standards authority, such as the Emerging Issues Task Force. If SFAS No. 142 is determined to apply to oil and gas companies, reclassifications within property and equipment on the balance sheet and additional disclosures may be required. Such implementation is currently expected to have no effect on future earnings.

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

Hypothetical changes in interest rates and prices chosen for the following estimated sensitivity effects are considered to be reasonably possible near-term changes generally based on consideration of past fluctuations for each risk category. However, since it is not possible to accurately predict future changes in interest rates and commodity prices, these hypothetical changes may not necessarily be an indicator of probable future fluctuations.

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2003, our variable rate debt had a carrying value of $509 million, which approximated its fair value, and our fixed rate debt had a carrying value of $750 million and an approximate fair value of $825.6 million. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2003, the fair value of our fixed rate debt would change by approximately $57.7 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of June 30, 2003, outstanding gas futures contracts, swap agreements and collars had a net fair value loss of $174.3 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $80.1 million in the fair value of these gas futures contracts, swap agreements and collars at June 30, 2003. As of June 30, 2003, outstanding oil differential swaps and collars had a net fair value loss of $100,000. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $700,000 in the fair value of these oil differential swaps and collars at June 30, 2003.

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

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at June 30, 2003 was $20.3 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $4.2 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $2.2 million.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

P A R T   I I.   O T H E R   I N F O R M A T I O N

Item 1. Legal Proceedings

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against us in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which we have assumed the obligation to pay royalties. The plaintiffs allege that we reduced royalty payments by post-production deductions and entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further allege that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions are a breach of the leases under which the royalties are paid. These deductions allegedly include production and post-production costs, marketing costs, administration costs and costs incurred by us in gathering, compressing, dehydrating, processing, treating, blending and/or transporting the gas produced. We contend that, to the extent any fees are proportionately borne by the plaintiffs, these fees are established by arm’s-length negotiations with third parties or, if charged by affiliates, are comparable to fees charged by third party gatherers or processors. We further contend that any such fees enhance the value of the gas or the products derived from the gas. Under the terms of the settlement agreement approved by the court in April 2003, we agreed to pay $2.5 million to settle the plaintiffs’ claims for the period January 1, 1993 through June 30, 2002. Our portion of this liability, net of amounts allocable to Hugoton Royalty Trust units we do not own, is $2.1 million, which has been accrued in our financial statements. The settlement was paid in July 2003.

In June 2001, we were served with a lawsuit styled Price, et al. v. Gas Pipelines, et al. (formerly Quinque case). The action was filed in the District Court of Stevens County, Kansas, against us and one of our subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The allegations in the case are similar to those in the Grynberg case (see Note 4 to Consolidated Financial Statements); however, the Price case broadens the claims to cover all oil and gas leases (other than the Federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines resulting in underpayments to the plaintiffs. Plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In February 2002, we, along with one of our subsidiaries, were dismissed from the suit and another subsidiary of the Company was added. A hearing was held in January 2003, and the court held that a class should not be certified. Plaintiffs’ counsel has filed an amended class action petition, which reduces the proposed class to only royalty owners, reduces the claims to mismeasurement of volume only, conspiracy, unjust enrichment and accounting, and only applies as to gas measured in Kansas, Colorado and Wyoming. We believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

On August 5, 2003, the Price plaintiffs served one of our subsidiaries with a new original class action petition styled Price, et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against natural gas pipeline owners and operators. Plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas royalty owners either from whom the defendants had purchased natural gas or measured natural gas since January 1, 1974 to the present. The new petition alleges the same improper analysis of gas heating content, which had previously been alleged in the Price case discussed above until it was removed from the case by the filing of the amended class action petition. In all other respects, the new petition appears to be identical to the amended class action petition in that it has a proposed class of only royalty owners, alleges conspiracy, unjust enrichment and accounting, and only applies as to gas measured in Kansas, Colorado and Wyoming. The amount of damages was not specified in the complaint. We believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

Items 2. and 3.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Stockholders at the Annual Meeting on May 20, 2003, elected one incumbent director, Steffen E. Palko. Of 148,166,528 shares represented at the meeting, 143,921,035 shares were voted for and 4,245,493 shares were withheld for Mr. Palko. Other directors continuing in office are William H. Adams III, Jack P. Randall, Scott G. Sherman, Herbert D. Simons and Bob R. Simpson. J. Luther King retired effective May 20, 2003. Louis G. Baldwin, Dr. Lane G. Collins, Keith A. Hutton and Vaughn O. Vennerberg II continue to serve as advisory directors.

Item 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number and Description

11	Computation of per share earnings (included in Note 8 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed or furnished the following reports on Form 8-K during the quarter ended June 30, 2003 and through August 14, 2003:

On June 3, 2003, we filed a report on Form 8-K dated May 30, 2003, to announce completion of the acquisition of properties located in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico for $381 million from units of Williams (NYSE-WMB) of Tulsa, Oklahoma.

On June 6, 2003, we filed a report on Form 8-K dated June 4, 2003, to announce a long-term gas transportation agreement with Energy Transfer Company beginning mid-2004.

On June 10, 2003, we filed a report on Form 8-K dated June 5, 2003, to announce that we entered into a definitive agreement with Markwest Hydrocarbon, Inc. of Denver, Colorado to acquire properties located in the San Juan Basin of New Mexico and Colorado for $60.5 million.

On July 7, 2003, we filed a report on Form 8-K dated July 1, 2003, to announce completion of the acquisition of properties located in the San Juan Basin of New Mexico and Colorado from Markwest Hydrocarbon, Inc. for $51 million.

On July 22, 2003, we furnished a report on Form 8-K dated July 22, 2003, to provide a copy of the press release which announced our earnings for second quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: August 14, 2003	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen Senior Vice President and Controller (Principal Accounting Officer)