Form 10-Q
period 2003-09-30
XTO ENERGY INC
filed 2003-10-31
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2003
Common stock, $.01 par value	184,283,029

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended September 30, 2003

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

(in thousands, except shares)	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$17,586	$14,954
Accounts receivable, net	176,139	145,356
Derivative fair value	29,230	40,628
Deferred income tax benefit	17,336	32,680
Other current assets	13,937	11,172

Total Current Assets	254,228	244,790

Property and Equipment, at cost – successful efforts method:
Producing properties	4,015,623	3,081,488
Undeveloped properties	16,219	12,163
Other	71,036	51,861

Total Property and Equipment	4,102,878	3,145,512
Accumulated depreciation, depletion and amortization	(953,383)	(774,547)

Net Property and Equipment	3,149,495	2,370,965

Other Assets:
Derivative fair value	7,825	1,032
Other	37,709	31,406

Total Other Assets	45,534	32,438

TOTAL ASSETS	$3,449,257	$2,648,193

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$234,117	$150,107
Payable to royalty trusts	4,872	6,466
Derivative fair value	74,365	128,001
Current income taxes payable	5,236	517
Other current liabilities	346	805

Total Current Liabilities	318,936	285,896

Long-term Debt	1,185,000	1,118,170

Other Long-term Liabilities:
Derivative fair value	28,437	22,953
Deferred income taxes payable	400,993	286,472
Asset retirement obligation	89,065	—
Other	31,961	26,916

Total Other Long-term Liabilities	550,456	336,341

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock ($.01 par value, 250,000,000 shares authorized, 195,790,203 and 180,979,976 shares issued)	1,958	1,810
Additional paid-in capital	799,821	534,354
Treasury stock (11,902,214 and 11,677,485 shares)	(81,179)	(76,561)
Retained earnings	702,606	509,756
Accumulated other comprehensive loss	(28,341)	(61,573)

Total Stockholders’ Equity	1,394,865	907,786

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,449,257	$2,648,193

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
REVENUES

Gas and natural gas liquids	$287,109	$167,860	$745,628	$479,495
Oil and condensate	33,253	31,988	100,802	84,366
Gas gathering, processing and marketing	1,786	1,798	9,638	7,811
Other	(90)	62	1,633	(849)

Total Revenues	322,058	201,708	857,701	570,823

EXPENSES

Production	42,657	32,788	118,675	93,546
Taxes, transportation and other	28,511	14,275	76,345	38,917
Exploration	51	337	865	1,688
Depreciation, depletion and amortization	76,437	54,074	204,220	149,077
Accretion of discount in asset retirement obligation	1,388	—	3,871	—
Gas gathering and processing	2,448	2,229	7,121	6,715
General and administrative	12,928	8,416	50,653	34,949
Derivative fair value (gain) loss	(2,223)	(2,807)	8,009	(1,676)

Total Expenses	162,197	109,312	469,759	323,216

OPERATING INCOME	159,861	92,396	387,942	247,607

OTHER INCOME (EXPENSE)

Gain on distribution of royalty trust units	16,216	—	16,216	—
Loss on extinguishment of debt	—	—	(9,601)	(7,844)
Interest expense, net	(16,448)	(14,962)	(47,235)	(39,368)

Total Other Expense	(232)	(14,962)	(40,620)	(47,212)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	159,629	77,434	347,322	200,395

INCOME TAX

Current	3,600	35	9,964	278
Deferred	53,223	27,106	112,765	70,146

Total Income Tax Expense	56,823	27,141	122,729	70,424

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	102,806	50,293	224,593	129,971

Cumulative effect of accounting change, net of tax	—	—	1,778	—

NET INCOME	$102,806	$50,293	$226,371	$129,971

EARNINGS PER COMMON SHARE

Basic:
Net income before cumulative effect of accounting change	$0.56	$0.30	$1.26	$0.78
Cumulative effect of accounting change, net of tax	—	—	0.01	—

Net income	$0.56	$0.30	$1.27	$0.78

Diluted:
Net income before cumulative effect of accounting change	$0.55	$0.30	$1.25	$0.77
Cumulative effect of accounting change, net of tax	—	—	0.01	—

Net income	$0.55	$0.30	$1.26	$0.77

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.0100	$0.0075	$0.0300	$0.0225

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	183,792	167,234	177,825	165,940

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in thousands)	Nine Months Ended September 30
	2003	2002
OPERATING ACTIVITIES

Net income	$226,371	$129,971
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	204,220	149,077
Accretion of discount in asset retirement obligation	3,871	—
Non-cash incentive compensation	11,224	10,216
Deferred income tax	112,765	70,146
Gain on distribution of royalty trust units	(16,216)	—
Non-cash derivative fair value loss	8,313	8,006
Cumulative effect of accounting change, net of tax	(1,778)	—
Loss on extinguishment of debt	9,601	7,844
Other non-cash items	1,559	(552)
Changes in operating assets and liabilities (a)	39,741	6,329

Cash Provided by Operating Activities	599,671	381,037

INVESTING ACTIVITIES

Proceeds from sale of property and equipment	—	157
Property acquisitions	(525,847)	(198,578)
Development costs	(346,772)	(293,510)
Other property and asset additions	(19,534)	(5,987)

Cash Used by Investing Activities	(892,153)	(497,918)

FINANCING ACTIVITIES

Proceeds from long-term debt	1,532,000	888,000
Payments on long-term debt	(1,465,170)	(769,000)
Net proceeds from common stock offering	247,972	—
Dividends	(4,801)	(3,719)
Senior note offering and debt costs	(7,797)	(8,381)
Net proceeds from exercises of stock options and warrants	6,239	18,368
Subordinated note redemption costs	(7,139)	(4,714)
Purchases of treasury stock and other	(6,190)	(4,895)

Cash Provided by Financing Activities	295,114	115,659

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,632	(1,222)

Cash and Cash Equivalents, Beginning of Period	14,954	6,810

Cash and Cash Equivalents, End of Period	$17,586	$5,588

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(31,753)	$(17,789)
Other current assets	(2,765)	1,797
Other operating assets	3	949
Accounts payable, accrued liabilities and payable to royalty trusts	69,536	22,161
Other current liabilities	4,720	(789)

	$39,741	$6,329

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.	Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2002, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2003, our income for the three and nine months ended September 30, 2003 and 2002 and our cash flows for the nine months ended September 30, 2003 and 2002. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and nine-month periods ended September 30, 2003 and 2002 included herein have been subjected to a limited review by KPMG LLP, our independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it.

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

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. As of the January 1, 2003 adoption date of SFAS 143, we recorded a long-term liability for asset retirement obligation of $75.3 million, an increase in property cost of $60.7 million, a reduction of accumulated depreciation, depletion and amortization of $17.3 million and a cumulative effect of accounting change gain, net of tax, of $1.8 million. The following is a reconciliation of the asset retirement obligation for the nine months ended September 30, 2003:

(in thousands)
Asset retirement obligation, January 1	$75,256
Liability incurred upon acquiring and drilling wells	10,379
Liability settled upon plugging and abandoning wells	(441)
Accretion of discount expense	3,871

Asset retirement obligation, September 30	$89,065

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

3.	Long-term Debt

Our outstanding debt consists of the following:

(in thousands)	September 30, 2003	December 31, 2002

Senior debt-
Bank debt under revolving credit agreements due May 12, 2005	$435,000	$605,000
7 1/2% senior notes due April 15, 2012	350,000	350,000
6 1/4% senior notes due April 15, 2013	400,000	—
Subordinated debt-
8 3/4% senior subordinated notes due November 1, 2009	—	163,170

Total long-term debt	$1,185,000	$1,118,170

On September 30, 2003, borrowings under the revolving credit agreement with commercial banks were $435 million, with unused borrowing capacity of $365 million. The weighted average interest rate of 2.53% at September 30, 2003 is primarily based on the one-month London Interbank Offered Rate plus 1.375%. On April 30, 2003, the revolving credit agreement was amended to allow for the release of security in the event that the Company is rated investment grade by either Standard and Poors or Moody’s Investors Service, assuming it has a rating immediately below investment grade from the other agency. Based on reserve values at December 31, 2002 and using parameters specified by the banks, our borrowing base, or limitation on total debt, is $1.8 billion. The current bank commitment remains at $800 million.

On April 23, 2003, we sold $400 million of 6 1/4% senior notes due in 2013 pursuant to Rule 144A under the Securities Act of 1933 which allows unregistered transactions with qualified institutional buyers. The notes were effectively registered with the Securities and Exchange Commission in June 2003 and are general unsecured notes effectively ranking subordinate to bank debt, equal to our other senior unsecured notes and above any senior subordinated notes. The notes mature on April 15, 2013 and interest is payable each April 15 and October 15. We may redeem all or part of the notes at any time at a price of 100% of their principal balance plus accrued interest and a make-whole premium payment. The make-whole premium is calculated as any excess over the principal balance of the present value of remaining principal and interest payments, discounted at the U.S. Treasury rate for a comparable maturity plus  1/2%.

Net proceeds of $393.4 million (after deducting initial purchaser commissions and offering expenses) from the sale of notes, combined with proceeds from the concurrent sale of common stock (Note 7), were used to finance our producing property acquisition from units of Williams of Tulsa, Oklahoma (Note 12), to redeem our 8 3/4% senior subordinated notes and to reduce bank debt.

On May 19, 2003, we redeemed the remaining $163.2 million of our 8 3/4% senior subordinated notes at a redemption price of 104.375%, or $170.3 million, plus accrued interest of approximately $700,000. Including write-off of unamortized costs related to the notes, we recorded a pre-tax loss on extinguishment of debt of $9.6 million.

4.	Commitments and Contingencies

Litigation

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against us in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which we have assumed the obligation to pay royalties. The plaintiffs alleged that we reduced royalty payments by post-production deductions and entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further alleged that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions were a breach of the leases under which the royalties are paid. In July 2003, we paid $2.5 million to settle the plaintiffs’ claims for the period January 1, 1993 through June 30, 2002. Our portion of this liability, net of amounts allocable to Hugoton Royalty Trust units we do not own, was $2.1 million, which had been accrued in our financial statements.

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

Other

We have agreements to use 24 drilling rigs through the remainder of 2003 with total remaining commitments under the agreements of $11.8 million. Early termination of these contracts would require a termination fee of $1.6 million in lieu of these commitments.

We have entered agreements to purchase gas compressors with a total commitment, net of prepayments, of $5.3 million at September 30, 2003. We intend to lease these compressors upon delivery, resulting in the lessor paying this obligation and refunding deposits totaling approximately $900,000 to us.

5.	Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 6.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs. Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. Btu swap contracts do not qualify for hedge accounting.

The components of derivative fair value (gain) loss in the consolidated income statements are:

(in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Change in fair value of Btu swap contracts	$(2,498)	$(1,342)	$4,882	$233
Change in fair value of other derivatives that do not qualify for hedge accounting	412	(4,586)	(1,483)	(4,691)
Ineffective portion of derivatives qualifying for hedge accounting	(137)	3,121	4,610	2,782

Derivative fair value (gain) loss	$(2,223)	$(2,807)	$8,009	$(1,676)

The estimated fair values of derivatives included in the consolidated balance sheets at September 30, 2003 and December 31, 2002 are summarized below. The decrease in the net derivative liability from December 31, 2002 to September 30, 2003 is primarily attributable to cash settlements, partially offset by the effect of rising natural gas prices during the period.

(in thousands)	September 30, 2003	December 31, 2002
Derivative Assets:
Fixed-price natural gas futures, collars and swaps	$37,027	$41,483
Fixed-price crude futures and differential	28	177
Derivative Liabilities:
Fixed-price natural gas futures, collars and swaps	(84,936)	(135,188)
Fixed-price crude futures and differential	(104)	(2,886)
Btu swap contracts	(17,762)	(12,880)

Net derivative liability	$(65,747)	$(109,294)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. Because of declining credit ratings of some of our customers, we have greater concentrations of credit with a few large integrated energy companies with investment grade ratings. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of September 30, 2003, our allowance for collectibility of all accounts receivable was $6.2 million.

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

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when actual commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2005 and from crude oil sales through December 2003.

Natural Gas

We have entered natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices realized for hedged production will be less than these fixed prices because of location, quality and other adjustments.

Production Period	Futures Contracts and Swap Agreements
	Mcf per Day	Average NYMEX Price per Mcf
2003 November to December	460,000	$4.19
2004 January to June	380,000	4.77
July to December	330,000	4.65
2005 January to December	30,000	5.00

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

We have closed certain futures contracts and swap agreements that were designated as cash flow hedges with deferred gains recorded in accumulated other comprehensive loss. Deferred gains of $4.4 million at September 30 are being recognized as gas revenue of $0.28 per Mcf on production of 175,000 Mcf per day from October through December 2003.

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements which effectively fix the basis adjustment for the following delivery locations and periods:

	Delivery Location
Production Period	Arkoma	Houston Ship Channel	Mid-Continent	Rockies	San Juan Basin	Total
2003
October
Mcf per day	70,000	260,000	50,000	15,000	55,000	450,000
Basis per Mcf (a)	$(0.11)	$(0.02)	$(0.17)	$(0.57)	$(0.46)

November to December
Mcf per day	20,000	260,000	40,000	10,000	75,000	405,000
Basis per Mcf (a)	$(0.10)	$(0.04)	$(0.24)	$(0.71)	$(0.59)

2004
January to March
Mcf per day	50,000	120,000	70,000	10,000	55,000	305,000
Basis per Mcf (a)	$(0.11)	$(0.04)	$(0.24)	$(0.71)	$(0.56)

April to July
Mcf per day	60,000	150,000	60,000	—	15,000	285,000
Basis per Mcf (a)	$(0.13)	$(0.03)	$(0.26)	—	$(0.68)

August
Mcf per day	60,000	130,000	60,000	—	15,000	265,000
Basis per Mcf (a)	$(0.13)	$(0.03)	$(0.26)	—	$(0.68)

September to October
Mcf per day	60,000	110,000	60,000	—	15,000	245,000
Basis per Mcf (a)	$(0.13)	$(0.03)	$(0.26)	—	$(0.68)

November to December
Mcf per day	50,000	30,000	60,000	—	15,000	155,000
Basis per Mcf (a)	$(0.13)	$(0.05)	$(0.26)	—	$(0.68)

(a)	Reductions to NYMEX gas prices for delivery location.

In the first nine months of 2003, net losses on futures and basis swap hedge contracts decreased gas revenue by $183.5 million. In the first nine months of 2002, net gains on futures, collars and basis swap hedge contracts increased gas revenue by $62.3 million. Including the effect of fixed price physical delivery contracts, all hedging activities increased gas revenue by $88 million in the first nine months of 2002. As of September 30, 2003, an unrealized pre-tax derivative fair value loss of $43.6 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive loss. Based on September 30 mark-to-market prices, $41.1 million of this fair value loss is expected to be reclassified into earnings through September 2004. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

The settlement of futures contracts and swap agreements related to October 2003 gas production resulted in decreased gas revenue of $1 million, or approximately $0.05 per Mcf.

Crude Oil

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

	NYMEX WTI Price
2003 Production Period	Ceiling	Provisional Floor	Strike
October	$30.40	$27.05	$20.65
November	30.04	26.69	20.29
December	29.48	26.13	19.73

In the first nine months of 2003, net losses on futures hedge contracts decreased oil revenue by $3.7 million. In the first nine months of 2002, net losses on futures and basis swap hedge contracts decreased oil revenue by $600,000. As of September 30, 2003, there was no unrealized derivative fair value gain or loss related to cash flow hedges of oil price risk recorded in accumulated other comprehensive loss.

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport the following volumes or pay for any deficiencies at the reservation fee rate. If we fail to deliver these volumes to the pipeline, we could owe the pipeline up to the maximum monthly commitment. Our production committed to these pipelines is expected to exceed the minimum daily volumes. We have generally delivered at least minimum volumes under these firm transportation contracts, therefore avoiding payment for deficiencies.

Contract Period	Average Minimum Daily Volumes (Mcf)	Weighted Average Reservation Fee (per Mcf)	Average Maximum Monthly Commitment
October 2003 - March 2004	356,000	$0.11	$1,197,000
April 2004 - July 2004	275,000	0.12	992,000
August 2004 - July 2005	415,000	0.12	1,558,000
August 2005 - January 2006	475,000	0.13	1,825,000
February 2006 - July 2006	425,000	0.13	1,642,000
August 2006 - October 2006	465,000	0.13	1,835,000
November 2006 - October 2007	385,000	0.14	1,652,000
November 2007 - July 2009	345,000	0.15	1,568,000
August 2009 - July 2010	305,000	0.15	1,415,000
August 2010 - September 2010	265,000	0.16	1,260,000
October 2010	185,000	0.15	872,000
November 2010	179,000	0.15	788,000
December 2010 - September 2012	170,000	0.14	727,000
October 2012 - July 2013	160,000	0.13	632,000

7.	Equity

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

See Note 11.

8.	Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended September 30
	2003			2002
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$102,806	183,792	$0.56	$50,293	167,234	$0.30

Effect of dilutive securities:
Stock options	—	2,510		—	588
Warrants	—	—		—	844

Diluted	$102,806	186,302	$0.55	$50,293	168,666	$0.30

(in thousands, except per share data)	Nine Months Ended September 30
	2003			2002
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$226,371	177,825	$1.27	$129,971	165,940	$0.78

Effect of dilutive securities:
Stock options	—	2,468		—	597
Warrants	—	—		—	1,505

Diluted	$226,371	180,293	$1.26	$129,971	168,042	$0.77

9.	Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2003	2002	2003	2002
Net income	$102,806	$50,293	$226,371	$129,971

Other comprehensive income (loss):
Change in hedge derivative fair value	92,951	(35,750)	(136,031)	(70,643)
Reclassification adjustments - contract (gain) loss settlements (a)	29,871	(19,805)	187,157	(61,665)

	122,822	(55,555)	51,126	(132,308)
Income tax (expense) benefit	(42,988)	19,444	(17,894)	46,308

Total other comprehensive income (loss)	79,834	(36,111)	33,232	(86,000)

Total comprehensive income	$182,640	$14,182	$259,603	$43,971

(a)	For contract gain settlements, the reduction to comprehensive income offsets contract proceeds recorded as gas revenue. For contract loss settlements, the increase in comprehensive income offsets contract payments recorded as reductions to gas revenue.

10.	Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Nine Months Ended September 30
(in thousands)	2003	2002
Interest	$32,184	$28,288
Income tax	5,244	353

The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the nine-month periods ended September 30, 2003 and 2002:

•	Distribution of 1,360,000 Cross Timbers Royalty Trust units as a dividend to common stockholders (Note 13)

•	Grants of 530,000 performance shares and vesting of 543,000 performance shares in 2003 and grants of 616,000 performance shares and vesting of 688,000 performance shares in 2002 (Note 11)

11.	Employee Benefit Plans

Stock Options

During the first nine months of 2003, a total of 657,000 stock options were exercised with an exercise price of $6.2 million. As a result of these exercises, outstanding common stock increased by 485,000 shares and stockholders’ equity increased by a net $6.5 million.

Performance Shares

During the first nine months of 2003, 530,000 performance shares were issued to key employees and nonemployee directors and 543,000 performance shares vested. As of September 30, 2003, there were 224,000 performance shares outstanding that vest when the common stock price reaches $22.33, 33,000 performance shares outstanding that vest when the common stock price reaches $23.83, 24,000 performance shares outstanding that vest when the common stock price reaches $24.83, 10,000 performance shares outstanding that vest when the common stock prices reaches $27.83 and 9,000 performance shares that vest in 2003. Non-cash compensation expense related to performance shares was $11.2 million for the first nine months of 2003 and was $10.2 million for the first nine months of 2002.

In October 2003, 224,000 performance shares vested when the stock price reached $22.33, 200,000 performance shares were issued that vested when the stock price reached $23.58 and an additional 200,000 performance shares were issued that vest when the common stock price reaches $24.83.

The following are pro forma net income and earnings per share for the nine months ended September 30, 2003 and 2002, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Earnings available to common stock as reported	$102,806	$50,293	$226,371	$129,971
Add:
Stock-based compensation expense included in the income statement, net of related tax effects	5	14	7,295	6,641
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,602)	(93)	(8,411)	(8,267)

Pro forma net income	$100,209	$50,214	$225,255	$128,345

Earnings per share:
Basic - as reported	$0.56	$0.30	$1.27	$0.78

Basic - pro forma	$0.55	$0.30	$1.27	$0.77

Diluted - as reported	$0.55	$0.30	$1.26	$0.77

Diluted - pro forma	$0.54	$0.30	$1.25	$0.76

12.	Acquisitions

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

In March 2002, we acquired gas-producing properties in the East Texas Freestone Trend for $20 million funded by bank borrowings. In April 2002, we entered agreements to purchase properties in East Texas, Louisiana and the San Juan Basin of New Mexico with a total cost of $144 million. These purchases, funded by our sale of senior notes in April 2002, were as follows:

•	Properties in the Powder River Basin of Wyoming from CMS Oil and Gas Co., a subsidiary of CMS Energy Corporation, for $101 million in May 2002,

•	An exchange of the above Powder River Basin properties with Marathon Oil Company (Marathon), for gas-producing properties in East Texas and Louisiana in May 2002, and

•	Gas-producing properties in the San Juan Basin of New Mexico from Marathon for $43 million in July 2002.

In December 2002, we acquired from J. M. Huber Corporation coalbed methane gas-producing properties in the San Juan Basin of southwestern Colorado for $153.8 million funded with bank debt.

Acquisitions were recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the nine months ended September 30, 2003 and 2002 and the year ended December 31, 2002, as if the Williams, Marathon and Huber acquisitions were made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

(in thousands, except per share data)	Pro Forma (Unaudited)
	Nine Months Ended September 30		Year Ended December 31
	2003	2002	2002
Revenues	$899,113	$632,467	$895,065

Net income before cumulative effect of accounting change	$231,082	$119,659	$175,884

Net income	$232,860	$119,659	$175,884

Earnings per common share:
Basic	$1.31	$0.72	$1.06

Diluted	$1.29	$0.71	$1.04

Weighted average shares outstanding	177,825	165,940	166,700

In October 2003, we announced the completion of property transactions which increased our positions in East Texas, Arkansas and the San Juan Basin of New Mexico for a total cost of $100 million. The purchases were funded with existing credit facilities and are subject to typical post closing adjustments.

13.	Cross Timbers Royalty Trust Distribution

In August 2003, our Board of Directors declared a dividend of 0.0074 units of Cross Timbers Royalty Trust for each share of our common stock outstanding on September 2, 2003. This dividend, totaling 1,360,000 trust units, was distributed on September 18, 2003, after which we no longer own any Cross Timbers Royalty Trust units.

We recorded this dividend at $28.2 million, the fair market value of the units based on the September 18, 2003 average high and low New York Stock Exchange trade price of $20.70. After considering the cost of the units, we recorded a gain on distribution of $16.2 million.

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of September 30, 2003, the related consolidated income statements for the three- and nine-month periods ended September 30, 2003 and 2002, and the consolidated cash flow statements for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

October 29, 2003

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2002 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Quarter Ended September 30			Nine Months Ended September 30
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Total production
Gas (Mcf)	65,418,122	49,354,740	33%	176,078,257	136,857,900	29%
Natural gas liquids (Bbls)	713,990	506,252	41%	1,758,535	1,311,200	34%
Oil (Bbls)	1,167,628	1,195,592	(2)%	3,542,133	3,558,761	—
Mcfe	76,707,830	59,565,804	29%	207,882,265	166,077,666	25%

Average daily production
Gas (Mcf)	711,067	536,465	33%	644,975	501,311	29%
Natural gas liquids (Bbls)	7,761	5,503	41%	6,442	4,803	34%
Oil (Bbls)	12,692	12,996	(2)%	12,975	13,036	—
Mcfe	833,781	647,454	29%	761,473	608,343	25%

Average sales price
Gas per Mcf	$ 4.19	$ 3.26	29%	$ 4.04	$ 3.38	20%
Natural gas liquids per Bbl	$18.38	$14.00	31%	$19.72	$12.91	53%
Oil per Bbl	$28.48	$26.75	6%	$28.46	$23.71	20%

Average NYMEX prices
Gas per MMBtu	$ 4.97	$ 3.18	56%	$ 5.66	$ 2.97	91%
Oil per Bbl	$30.26	$28.27	7%	$31.03	$25.39	22%

Bbl - Barrel

Mcf - Thousand cubic feet

Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu - One million British Thermal Units, a common energy measurement

Gas and natural gas liquids production increased from 2002 to 2003 for the quarter and nine-month periods primarily because of acquisitions and development activity, partially offset by natural decline.

Natural gas prices are dependent upon North American supply and demand, which is affected by economic conditions and by weather. The winter of 2001-2002 was one of the warmest on record, resulting in higher than average gas storage levels and lower gas prices in the first nine months of 2002. Prices climbed in fourth quarter 2002 as a result of low levels of drilling activity, increased industrial demand, colder weather and international instability. With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices remained relatively high during the first five months of 2003. Since May, normal levels of gas storage have been rebuilt due to diminished demand related to higher prices. As a result, natural gas prices have weakened recently. Prices for the remainder of 2003 will be influenced by winter weather, possible revived demand due to lower prices, the pace of recovery of the domestic economy and increases in North American production. In any case, management expects natural gas prices to remain volatile. The average NYMEX price for October 2003 through October 30 was $5.01 per MMBtu. At October 30, 2003, the average NYMEX futures price for the following twelve months was $4.73 per MMBtu.

Crude oil prices are generally determined by global supply and demand. OPEC members agreed to cut daily production by 1.5 million barrels during 2002 to support oil prices affected by weak demand and excess supply. Oil prices increased during 2002 largely because of OPEC production discipline and rising uncertainty surrounding the Middle East. OPEC members agreed to increase daily oil production 1.5 million barrels beginning February 1, 2003, to help stabilize a volatile world market. Oil prices have remained relatively high in 2003, however, because of the war in Iraq, slower than anticipated resumption of Iraqi oil exports and unusually low storage levels. OPEC reduced daily oil production by 2 million barrels beginning June 1, 2003 and, because of the recent fall in oil prices and the concern of increasing production from non-OPEC suppliers, agreed to cut daily oil production by 900,000 barrels beginning November 1, 2003. The average NYMEX price for October 2003 through October 30 was $30.51 per Bbl. At October 30, 2003, the average NYMEX futures price for the following twelve months was $27.21 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production; see Note 6 to Consolidated Financial Statements. During third quarter 2003, our hedging activities decreased gas revenue by $29.9 million, or $0.46 per Mcf. There were no oil hedge gains or losses in third quarter 2003. For the first nine months of 2003, our hedging activities decreased gas revenue by $183.5 million, or $1.04 per Mcf and oil revenue by $3.7 million or $1.04 per Bbl. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2005 and from crude oil sales through December 2003. During third quarter 2002, our hedging activities increased gas revenue by $18.2 million, or $0.37 per Mcf and decreased oil revenue by $600,000, or $0.52 per Bbl. For the first nine months of 2002, our hedging activities increased gas revenue by $88 million, or $0.64 per Mcf and decreased oil revenue by $600,000, or $0.18 per Bbl.

Results of Operations

Quarter Ended September 30, 2003 Compared with Quarter Ended September 30, 2002

Net income for third quarter 2003 was $102.8 million compared to $50.3 million for third quarter 2002. Third quarter 2003 earnings include the net after-tax effects of a $1.4 million fair value gain on certain derivatives that do not qualify for hedge accounting and a non-cash gain of $10.5 million resulting from the distribution of our Cross Timbers Royalty Trust units as a dividend to common stockholders. Third quarter 2002 earnings include a $1.8 million after-tax fair value gain related to derivatives that do not qualify for hedge accounting.

Total revenues for third quarter 2003 were $322.1 million, a 60% increase from third quarter 2002 revenues of $201.7 million. Operating income for the quarter was $159.9 million, a 73% increase from third quarter 2002 operating income of $92.4 million. Gas and natural gas liquids revenues increased $119.2 million (71%) because of the 33% increase in gas volumes and the 41% increase in natural gas liquids volumes, as well as the 29% increase in gas prices and the 31% increase in natural gas liquids prices. Oil revenue increased $1.3 million (4%) because of the 6% increase in oil prices, partially offset by a 2% decrease in production. Gas gathering, processing and marketing revenues remained relatively the same as third quarter 2002.

Expenses for third quarter 2003 totaled $162.2 million, a 48% increase from third quarter 2002 expenses of $109.3 million. Production expense increased $9.9 million (30%) primarily because of increased production. Taxes, transportation and other increased $14.2 million (100%) from the third quarter of 2002 primarily because of significantly higher unhedged gas prices, increased production, increased transportation fuel prices, and higher property taxes related to drilling and acquisitions. Depreciation, depletion and amortization increased $22.4 million (41%) because of increased production and higher acquisition costs. General and administrative expense increased $4.5 million (54%) primarily because of Company growth.

The derivative fair value gain for third quarter 2003 was $2.2 million compared to a derivative fair value gain of $2.8 million for third quarter 2002. These gains primarily reflect the net effect of declining gas prices during the quarter on derivatives that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

Interest expense increased $1.5 million (10%) primarily because of a 24% increase in weighted average borrowings to partially fund acquisitions, offset by a 9% decrease in the weighted average interest rate. During third quarter 2003, we recognized a $16.2 million gain on the distribution of Cross Timbers Royalty Trust units as a dividend to common stockholders. See Note 13 to Consolidated Financial Statements.

Nine Months Ended September 30, 2003 Compared with Nine Months Ended September 30, 2002

Net income for the nine months ended September 30, 2003 was $226.4 million, compared to $130 million for the same 2002 period. Earnings for the first nine months include the net after-tax effects of non-cash incentive compensation of $7.3 million, loss on extinguishment of debt of $6.2 million, a $5.2 million fair value loss on certain derivatives that do not qualify for hedge accounting, a non-cash contingency gain of $1.1 million, a non-cash gain of $10.5 million resulting from the distribution of Cross Timbers Royalty Trust units as a dividend to common stockholders and a $1.8 million gain on the cumulative effect of accounting change for the adoption of Statement of Financial Accounting Standards No. 143 for asset retirement obligations. Earnings for the first nine months of 2002 include a $6.6 million after-tax charge for non-cash incentive compensation, a $5.1 million after-tax charge for extinguishment of debt and a $1.1 million after-tax fair value gain on derivatives that do not qualify for hedge accounting.

Total revenues for the first nine months of 2003 were $857.7 million, or $286.9 million (50%) higher than revenues of $570.8 million for the first nine months of 2002. Operating income for the first nine months of 2003 was $387.9 million, a 57% increase from operating income of $247.6 million for the comparable 2002 period. Gas and natural gas liquids revenues increased $266.1 million (56%) primarily because of the 29% increase in gas production and the 34% increase in natural gas liquids production, as well as the 20% increase in gas prices and the 53% increase in natural gas liquids prices. Gas gathering, processing and marketing revenues increased $1.8 million (23%) primarily because of higher natural gas liquids prices. Oil revenue increased $16.4 million (19%) because of the 20% increase in prices.

Expenses for the first nine months of 2003 totaled $469.8 million, a 45% increase from total expenses for the first nine months of 2002 of $323.2 million. Production expense increased $25.1 million (27%) primarily because of increased production. Taxes, transportation and other increased $37.4 million (96%) primarily because of significantly higher unhedged oil and gas prices, increased production, higher transportation fuel prices and higher property taxes related to drilling and acquisitions. Depreciation, depletion and amortization increased $55.1 million (37%) because of increased production and higher acquisition costs. General and administrative expense increased $15.7 million (45%) primarily because of Company growth, as well as a $1 million increase in non-cash incentive compensation.

The derivative fair value loss for the first nine months of 2003 was $8 million compared to the year-to-date 2002 derivative fair value gain of $1.7 million. The 2003 loss is primarily related to the effect of higher gas prices on the fair value of Btu swap contracts and the ineffective portion of hedge derivatives. The 2002 gain is primarily the result of declining gas prices on derivatives that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

Interest expense increased $7.9 million (20%) primarily because of a 23% increase in the weighted average borrowings to partially fund property acquisitions, offset by a 5% decrease in the weighted average interest rate. During the first nine months of 2003, we recognized a $9.6 million loss on extinguishment of debt related to the redemption of our 8 3/4% senior subordinated notes. For the first nine months of 2002, we recognized a $7.8 million loss on extinguishment of debt related to the redemption of our 9 1/4% senior subordinated notes. During the first nine months of 2003, we also recognized a $16.2 million gain on the distribution of Cross Timbers Royalty Trust units as a dividend to common stockholders. See Note 13 to Consolidated Financial Statements.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended September 30			Nine Months Ended September 30
	2003	2002	Increase (Decrease)	2003	2002	Increase (Decrease)
Production	$0.56	$0.55	2%	$0.57	$0.56	2%
Taxes, transportation and other	0.37	0.24	54%	0.37	0.23	61%
Depreciation, depletion and amortization (DD&A)	1.00	0.91	10%	0.98	0.90	9%
General and administrative (G&A) (a)	0.17	0.14	21%	0.19	0.15	27%
Interest	0.21	0.25	(16)%	0.23	0.24	(4)%

(a)	Excludes non-cash incentive compensation.

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

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $599.7 million for the first nine months of 2003, compared with $381 million for the same 2002 period. Cash provided by operating activities for the first nine months of 2003 was increased by changes in operating assets and liabilities of $39.7 million and reduced by exploration expense of $900,000. Cash provided by operating activities for the first nine months of 2002 was increased by a $6.3 million change in operating assets and liabilities and reduced by exploration expense of $1.7 million. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Significantly increased year-to-date cash provided by operating activities before changes in operating assets and liabilities is primarily because of increased production from development activity and acquisitions and increased prices.

During the nine months ended September 30, 2003, cash provided by operating activities of $599.7 million, net borrowings of $66.8 million, proceeds from common stock offering of $248 million and net proceeds from exercise of stock options of $6.2 million were used to fund net property acquisitions, development costs and other net capital additions of $892.2 million, dividends of $4.8 million, senior note offering and debt costs of $7.8 million, premium on redemption of subordinated notes of $7.1 million and treasury stock purchases and other costs of $6.2 million primarily related to performance share vesting and employee stock option exercises. The resulting increase in cash and cash equivalents for the period was $2.6 million.

Total current assets increased $9.4 million during the first nine months of 2003 primarily because of a $30.8 million increase in accounts receivable, largely offset by a decrease in derivative fair value primarily related to settlements and a decrease in deferred income tax benefit related to the decreased loss in net hedge derivatives. Total current liabilities increased $33 million during the first nine months of 2003, primarily because of an $84 million increase in accounts payable and accrued liabilities related to Company growth and increased production, largely offset by a $53.6 million decrease in derivative fair value liabilities because of cash settlements, partially offset by the effect of rising natural gas prices during the period.

Working capital decreased from a negative position of $41.1 million at December 31, 2002 to negative working capital of $64.7 million at September 30, 2003. Excluding the effects of current derivative and deferred tax current assets and liabilities, working capital decreased $50.5 million. This decrease is because of increased accounts payable and accrued liabilities primarily related to increased production and drilling liabilities, partially offset by increased revenues.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts however, often lag payments to the counterparties by as much as six weeks. Any interim cash needs are funded by borrowings under our revolving credit agreement.

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

In October 2003, we announced the completion of property transactions which increased our positions in East Texas, Arkansas and the San Juan Basin of New Mexico for a total cost of $100 million. The purchases were funded with existing credit facilities and are subject to typical post closing adjustments.

Exploration and development expenditures for the first nine months of 2003 were $347.6 million, compared with $295.2 million for the first nine months of 2002. We have increased our 2003 exploration and development budget to approximately $450 million for increased drilling opportunities provided by our recent acquisitions. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Such expenditures are expected to be funded by cash flow from operations.

Through the first nine months of 2003, we participated in drilling approximately 300 gas wells and 21 oil wells and performed 342 workovers. Our drilling activity for the year to date was concentrated in East Texas and the Arkoma and San Juan basins. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Our unused borrowing capacity of $365 million at September 30, 2003 under our revolving credit agreement is available for acquisitions and development.

Debt and Equity

As of September 30, 2003, long-term debt increased by $66.8 million from the balance at December 31, 2002. Net borrowings increased primarily to fund property acquisitions and payments to counterparties under derivative contracts, less repayments from operating cash flow.

On April 23, 2003, we sold $400 million of 6¼% senior notes due in 2013 pursuant to Rule 144A under the Securities Act of 1933 which allows unregistered transactions with qualified institutional buyers. The notes were effectively registered with the Securities and Exchange Commission in June 2003 and are general unsecured indebtedness effectively ranking subordinate to bank borrowings, equal to our other senior unsecured notes and above any senior subordinated notes. The notes mature on April 15, 2013 and interest is payable each April 15 and October 15. Net proceeds from the sale of notes, after deducting initial purchaser commissions and estimated offering expenses, were $393.4 million.

On April 23, 2003, we also completed a public offering of 13,800,000 shares of common stock. Net proceeds from the offering, after underwriting discount and estimated offering expenses, were $248 million.

Net proceeds from the April 2003 sale of senior notes and common stock were effectively used to finance our producing property acquisitions from units of Williams of Tulsa, Oklahoma, to redeem our 8¾% senior subordinated notes and to reduce bank debt.

In August 2003, our Board of Directors declared a dividend of 0.0074 units of Cross Timbers Royalty Trust for each share of our common stock outstanding on September 2, 2003. This dividend, totaling 1,360,000 trust units, was distributed on September 18, 2003, after which the Company no longer owns any Cross Timbers Royalty Trust units. See Note 13 to Consolidated Financial Statements.

Stockholders’ equity at September 30, 2003 increased $487.1 million from year-end because of earnings of $226.4 million for the nine months ended September 30, 2003, an increase in common stock and additional paid-in capital of $265.7 million related to the sale of common stock, exercise of stock options and issuance of performance shares, and a decrease in accumulated other comprehensive loss of $33.2 million, partially offset by an increase in treasury stock of $4.6 million, common stock dividends declared of $5.4 million and the Cross Timbers Royalty Trust dividend of $28.2 million. The decrease in accumulated other comprehensive loss was primarily attributable to cash settlements of hedge derivatives during the first nine months of 2003, partially offset by an increase in the fair value loss of remaining hedge derivatives related to rising natural gas prices during the period.

See Notes 3 and 7 to Consolidated Financial Statements.

Common Stock Dividends

In August 2003, our Board of Directors declared a second quarter common stock dividend of $0.01 per share that was paid in October. Also in August 2003, the Board of Directors declared a dividend of 0.0074 units of Cross Timbers Royalty Trust for each share of our common stock outstanding on September 2, 2003. See Note 13 to Consolidated Financial Statements.

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

In its recent review of registrants’ filings, the staff of the Securities and Exchange Commission has taken the position that SFAS No. 142, Goodwill and Other Intangible Assets, requires oil and gas entities to separately report on their balance sheets the costs of leasehold and mineral interests acquired after June 30, 2001, including related accumulated depletion, and provide related intangible asset disclosures. Oil and gas companies have generally included producing leasehold costs in the producing properties caption on the balance sheet since the value of the leases is inseparable from the value of the related oil and gas reserves. Almost all costs included in the undeveloped properties caption on the balance sheet are leasehold and mineral interests that are regularly evaluated for impairment based on lease term and drilling activity. The Securities and Exchange Commission staff has referred this question of SFAS No. 142 applicability to the Financial Accounting Standards Board. If SFAS No. 142 is determined to apply to oil and gas companies, reclassifications within property and equipment on the balance sheet and additional disclosures may be required. The amount or significance of these potential balance sheet reclassifications or disclosures has not been determined. Such implementation is currently expected to have no effect on future earnings.

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

Among the factors that could cause actual results to differ materially are:

•	changes in interest rates,

•	our ability to identify prospects for drilling,

•	higher than expected production costs and other expenses,

•	potential delays or failure to achieve expected production from existing and future exploration and development projects,

•	basis risk and counterparty credit risk in executing commodity price risk management activities,

•	potential liability resulting from pending or future litigation,

•	competition in the oil and gas industry as well as competition from other sources of energy, and

•	general domestic and international economic and political conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2003, our variable rate debt had a carrying value of $435 million, which approximated its fair value, and our fixed rate debt had a carrying value of $750 million and an approximate fair value liability of $806.6 million. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2003, the fair value of our fixed rate debt would change by approximately $54.9 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of September 30, 2003, outstanding gas futures contracts, swap agreements and collars had a net fair value loss of $47.9 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $80.5 million in the fair value of these gas futures contracts, swap agreements and collars at September 30, 2003. As of September 30, 2003, outstanding oil differential swaps and collars had a net fair value loss of $100,000. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $300,000 in the fair value of these oil differential swaps and collars at September 30, 2003.

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

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at September 30, 2003 was $17.8 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $4 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $2.3 million.

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

On April 3, 1998, a class action lawsuit, styled Booth, et al. v. Cross Timbers Oil Company, was filed against us in the District Court of Dewey County, Oklahoma. The action was filed on behalf of all persons who, at any time since June 1991, have been paid royalties on gas produced from any gas well within the State of Oklahoma under which we have assumed the obligation to pay royalties. The plaintiffs alleged that we reduced royalty payments by post-production deductions and entered into contracts with subsidiaries that were not arm’s-length transactions. The plaintiffs further alleged that these actions reduced the royalties paid to the plaintiffs and those similarly situated, and that such actions were a breach of the leases under which the royalties are paid. In July 2003, we paid $2.5 million to settle the plaintiffs’ claims for the period January 1, 1993 through June 30, 2002. Our portion of this liability, net of amounts allocable to Hugoton Royalty Trust units we do not own, was $2.1 million, which had been accrued in our financial statements.

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

Items 2.	through 5.

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number and Description

10	Material Contracts

	10.1*	1998 Stock Incentive Plan, as amended August 19, 2003

11	Computation of per share earnings (included in Note 8 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003 and through October 31, 2003:

On August 21, 2003, we filed a report on Form 8-K dated August 19, 2003, to announce the distribution of .0074 units of Cross Timbers Royalty Trust per XTO share issued and outstanding as of September 2, 2003.

On October 16, 2003, we filed a report on Form 8-K dated October 15, 2003, to announce the acquisition of properties in the East Texas, Arkoma and San Juan Basins.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: October 31, 2003	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller (Principal Accounting Officer)