Form 10-Q
period 2004-03-31
XTO ENERGY INC
filed 2004-05-04
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2004
Common stock, $.01 par value	234,954,660

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2004

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

(in thousands, except shares)	March 31, 2004	December 31, 2003

	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$19,431	$6,995
Accounts receivable, net	203,510	193,666
Derivative fair value	6,098	11,351
Current income tax receivable	—	4,503
Deferred income tax benefit	47,644	32,455
Other	17,360	12,193

Total Current Assets	294,043	261,163

Property and Equipment, at cost – successful efforts method:
Producing properties	4,753,721	4,253,221
Undeveloped properties	19,012	12,627
Other	79,367	70,494

Total Property and Equipment	4,852,100	4,336,342
Accumulated depreciation, depletion and amortization	(1,106,082)	(1,024,275)

Net Property and Equipment	3,746,018	3,312,067

Other Assets:
Derivative fair value	148	646
Other	48,223	37,258

Total Other Assets	48,371	37,904

TOTAL ASSETS	$4,088,432	$3,611,134

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$229,067	$218,710
Payable to royalty trusts	6,614	4,848
Derivative fair value	142,646	96,653
Current income taxes payable	371	—
Other	346	346

Total Current Liabilities	379,044	320,557

Long-term Debt	1,460,765	1,252,000

Other Long-term Liabilities:
Derivative fair value	25,684	18,044
Deferred income taxes payable	531,300	426,730
Asset retirement obligation	107,214	93,379
Other	37,509	34,782

Total Other Long-term Liabilities	701,707	572,935

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock ($.01 par value, 250,000,000 shares authorized, 235,265,546 and 234,251,352 shares issued)	2,353	2,343
Additional paid-in capital	789,015	753,900
Treasury stock, at cost (422,450 and -0- shares)	(10,374)	—
Retained earnings	854,427	762,640
Accumulated other comprehensive income (loss)	(88,505)	(53,241)

Total Stockholders’ Equity	1,546,916	1,465,642

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,088,432	$3,611,134

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
(in thousands, except per share data)	2004	2003
REVENUES

Gas and natural gas liquids	$350,132	$214,170
Oil and condensate	40,916	35,464
Gas gathering, processing and marketing	3,874	3,850
Other	(158)	—

Total Revenues	394,764	253,484

EXPENSES

Production	49,181	36,846
Taxes, transportation and other	36,563	23,194
Exploration	1,021	514
Depreciation, depletion and amortization	81,904	61,013
Accretion of discount in asset retirement obligation	1,606	1,225
Gas gathering and processing	2,337	2,303
General and administrative	46,754	11,358
Derivative fair value loss	6,375	2,857

Total Expenses	225,741	139,310

OPERATING INCOME	169,023	114,174

OTHER EXPENSE

Interest expense, net	(19,637)	(15,017)

INCOME BEFORE INCOME TAX AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	149,386	99,157

INCOME TAX

Current	6,757	4,645
Deferred	48,493	30,060

Total Income Tax Expense	55,250	34,705

NET INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	94,136	64,452

Cumulative effect of accounting change, net of tax	—	1,778

NET INCOME	$94,136	$66,230

EARNINGS PER COMMON SHARE

Basic:
Net income before cumulative effect of accounting change	$0.40	$0.30
Cumulative effect of accounting change	—	0.01

Net income	$0.40	$0.31

Diluted:
Net income before cumulative effect of accounting change	$0.40	$0.30
Cumulative effect of accounting change	—	0.01

Net income	$0.40	$0.31

DIVIDENDS DECLARED PER COMMON SHARE	$0.01	$0.008

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	234,545	211,697

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
(in thousands)	2004	2003
OPERATING ACTIVITIES

Net income	$94,136	$66,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	81,904	61,013
Accretion of discount in asset retirement obligation	1,606	1,225
Non-cash incentive compensation	33,224	263
Deferred income tax	48,493	30,060
Non-cash derivative fair value loss	5,386	1,099
Cumulative effect of accounting change, net of tax	—	(1,778)
Other non-cash items	(1,006)	9,619
Changes in operating assets and liabilities (a)	(2,199)	(50,216)

Cash Provided by Operating Activities	261,544	117,515

INVESTING ACTIVITIES

Property acquisitions	(323,599)	(26,461)
Development costs	(103,521)	(101,574)
Other property and asset additions	(8,148)	(4,842)

Cash Used by Investing Activities	(435,268)	(132,877)

FINANCING ACTIVITIES

Proceeds from long-term debt	899,710	183,000
Payments on long-term debt	(691,000)	(168,000)
Dividends	(2,028)	(1,270)
Net proceeds from exercise of stock options	3,967	1,505
Senior note offering and debt costs	(9,846)	—
Purchases of treasury stock and other	(14,643)	(392)

Cash Provided by Financing Activities	186,160	14,843

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,436	(519)

Cash and Cash Equivalents, Beginning of Period	6,995	14,954

Cash and Cash Equivalents, End of Period	$19,431	$14,435

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(1,287)	$(111,403)
Other current assets	(346)	871
Other operating assets	80	775
Accounts payable, accrued liabilities and payable to royalty trusts	(1,017)	54,917
Other current liabilities	371	4,624

	$(2,199)	$(50,216)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2003, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2004 and our income and cash flows for the three months ended March 31, 2004 and 2003. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three-month periods ended March 31, 2004 and 2003 included herein have been subjected to a limited review by KPMG LLP, our independent accountants. The accompanying review report of independent accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2003 Annual Report on Form 10-K.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2. Asset Retirement Obligation

Effective January 1, 2003, we adopted Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” recording a cumulative effect of accounting change gain, net of tax, of $1.8 million. Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity:

	Three Months Ended March 31
(in thousands)	2004	2003
Asset retirement obligation, January 1	$93,379	$75,256

Revision in estimated cash flows	5,978	—
Liability incurred upon acquiring and drilling wells	6,537	1,712
Liability settled upon plugging and abandoning wells	(286)	(78)
Accretion of discount expense	1,606	1,225

Asset retirement obligation, March 31	$107,214	$78,115

3. Long-term Debt

Our long-term debt consists of the following:

(in thousands)	March 31, 2004	December 31, 2003
Senior debt-
Bank debt under revolving credit agreements due February 2009	$214,000	$502,000
7 1/2% senior notes due April 15, 2012	350,000	350,000
6 1/4% senior notes due April 15, 2013	400,000	400,000
4.9% senior notes due February 1, 2014, net of discount	496,765	—

Total long-term debt	$1,460,765	$1,252,000

In January 2004, we sold $500 million of 4.9% senior notes that were issued at 99.34% of par to yield 4.98% to maturity. Net proceeds of approximately $490 million were used to fund our January 2004 property acquisitions of $243 million (Note 12) and to reduce bank debt. The notes mature in February 2014 and interest is payable each February 1 and August 1 beginning August 1, 2004. The 4.9% notes are recorded net of unamortized discount of $3.235 million at March 31, 2004.

In February 2004, we fully repaid our revolving facility and entered a new five-year revolving credit agreement with commercial banks that matures in February 2009. The new agreement provides for an initial commitment amount of $800 million, which may be increased to a maximum of $1 billion, and an interest rate based on the London Interbank Offered Rate plus 1%. On March 31, 2004, borrowings under the revolving credit agreement with commercial banks were $214 million, with unused borrowing capacity of $586 million. The weighted average interest rate of 2.27% at March 31, 2004 is based on the one-month LIBOR plus 1%. After closing acquisitions in April (Note 12), our bank borrowings were $667 million at April 30, 2004, with unused borrowing capacity of $133 million.

4. Commitments and Contingencies

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

Other

To secure tubular goods required to support our drilling program, we have entered a contract with a tubular goods supplier who commits to deliver, at market prices, our next quarter’s tubular products ordered by us at least 30 days prior to the beginning of the quarter. There is no minimum order requirement, and our order is subject to modification by the supplier. The contract is cancellable by either party with at least 60 days notice prior to the beginning of the next calendar quarter.

Through April 2004, we have acquired approximately 20,000 net undeveloped acres in the Barnett Shale of North Texas with an estimated value of $21 million (Note 12) that are subject to lease expiration if initial wells are not drilled within a specified period of generally no more than one year. Because we have ample resources to meet the drilling requirements, we currently do not anticipate significant impairment of these leases.

See Note 6 regarding commodity sales commitments.

5. Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 6.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income (loss), which is later transferred to earnings when the hedged transaction occurs (Note 9). Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. Btu swap contracts do not qualify for hedge accounting.

The components of derivative fair value loss in the consolidated income statements are:

	Three Months Ended March 31
(in thousands)	2004	2003
Change in fair value of Btu swap contracts	$2,141	$2,326

Change in fair value of other derivatives that do not qualify for hedge accounting	(1,034)	(3,298)

Ineffective portion of derivatives qualifying for hedge accounting	5,268	3,829

Derivative fair value loss	$6,375	$2,857

The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2004 and December 31, 2003 are summarized below. The increase in the net derivative liability from December 31, 2003 to March 31, 2004 is primarily attributable to the effect of rising natural gas prices, partially offset by cash settlements of derivatives during the period.

(in thousands)	March 31, 2004	December 31, 2003
Derivative Assets:
Fixed-price natural gas futures and swaps	$6,246	$11,997
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(148,194)	(96,702)
Btu swap contracts	(20,136)	(17,995)

Net derivative liability	$(162,084)	$(102,700)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. Because of declining credit ratings of some of our customers, we have greater concentrations of credit with a few large integrated energy companies with investment grade ratings. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate swap contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of March 31, 2004, our allowance for uncollectible receivables was $4.2 million, reflecting a reduction of $2 million in our estimated exposure since December 31, 2003.

6. Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of more predictable production growth and cash flows. See Note 5 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2005.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

		Futures Contracts and Swap Agreements
Production Period		Mcf per Day	Average NYMEX Price per Mcf
2004	May to June	380,000	$4.77
	July to December	400,000	$4.77
2005	January to December	100,000	$5.21

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment for the following delivery locations and periods:

	Delivery Location
Production Period	Arkoma	Houston Ship Channel	Mid- Continent	Rockies	San Juan Basin	Total
2004
May to June
Mcf per day	70,000	250,000	60,000	10,000	65,000	455,000
Basis per Mcf (a)	$(0.12)	$(0.06)	$(0.26)	$(0.68)	$(0.67)

July
Mcf per day	70,000	240,000	60,000	10,000	65,000	445,000
Basis per Mcf (a)	$(0.12)	$(0.05)	$(0.26)	$(0.68)	$(0.67)

August
Mcf per day	70,000	220,000	60,000	10,000	65,000	425,000
Basis per Mcf (a)	$(0.12)	$(0.06)	$(0.26)	$(0.68)	$(0.67)

September to October
Mcf per day	70,000	220,000	60,000	10,000	65,000	425,000
Basis per Mcf (a)	$(0.12)	$(0.07)	$(0.26)	$(0.68)	$(0.67)

November to December
Mcf per day	60,000	235,000	60,000	5,000	65,000	425,000
Basis per Mcf (a)	$(0.11)	$(0.19)	$(0.26)	$(0.66)	$(0.67)

2005
January to March
Mcf per day	10,000	80,000	—	5,000	40,000	135,000
Basis per Mcf (a)	$(0.05)	$(0.16)	—	$(0.66)	$(0.67)

April to August
Mcf per day	—	160,000	—	—	—	160,000
Basis per Mcf (a)	—	$(0.13)	—	—	—

September to October
Mcf per day	—	140,000	—	—	—	140,000
Basis per Mcf (a)	—	$(0.13)	—	—	—

November to December
Mcf per day	—	100,000	—	—	—	100,000
Basis per Mcf (a)	—	$(0.11)	—	—	—

(a)	Reductions to NYMEX gas prices for delivery location.

In first quarter 2004, net losses on futures and basis swap hedge contracts decreased gas revenue by $23.2 million. In first quarter 2003, net losses on futures and basis swap hedge contracts decreased gas revenue by $106.5 million. As of March 31, 2004, an unrealized pre-tax derivative fair value loss of $136.4 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Based on March 31 mark-to-market prices, $132.8 million of this fair value loss is expected to be reclassified into earnings through March 2005. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

The settlement of futures contracts and basis swap agreements related to April 2004 gas production resulted in reduced gas revenue of approximately $6 million, or $0.26 per Mcf.

Crude Oil

As of March 31, 2004, there were no outstanding oil futures, collars or basis swap contracts. In first quarter 2003, net losses on oil futures hedge contracts decreased oil revenue by $3.7 million.

7. Equity

We effected a four-for-three stock split on March 18, 2003 and a five-for-four stock split on March 17, 2004. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

See Note 11.

8. Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

	Three Months Ended March 31
	2004			2003
(in thousands, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$94,136	234,545	$0.40	$66,230	211,697	$0.31

Effect of dilutive securities:
Stock options	—	1,953		—	2,699

Diluted	$94,136	236,498	$0.40	$66,230	214,396	$0.31

9. Comprehensive Income

In accordance with SFAS No. 130, Reporting Comprehensive Income, the following are components of comprehensive income:

	Three Months Ended March 31
(in thousands)	2004	2003
Net income	$94,136	$66,230

Other comprehensive income (loss):
Change in hedge derivative fair value	(78,050)	(151,752)
Reclassification adjustments - contract (gain) loss settlements (a)	23,798	110,160

	(54,252)	(41,592)
Income tax (expense) benefit	18,988	14,557

Total other comprehensive income (loss)	(35,264)	(27,035)

Total comprehensive income	$58,872	$39,195

(a)	For contract gain settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as gas revenue. For contract loss settlements, the increase in comprehensive income offsets contract payments generally recorded as reductions to gas revenue.

10. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in thousands)	2004	2003
Interest	$2,374	$4,489
Income tax	1,883	21

Included in property acquisitions in the consolidated statement of cash flows for the three months ended March 31, 2004 is $147.2 million for the cash purchase price of corporations whose primary assets are producing properties (Note 12).

The accompanying consolidated statements of cash flows exclude the following non-cash equity transactions during the three-month periods ended March 31, 2004 and 2003:

•	Grants of 764,000 performance shares and vesting of 1,335,000 performance shares in 2004 and grants of 21,000 performance shares and vesting of 18,000 performance shares in 2003 (Note 11).

11. Employee Benefit Plans

During the first three months of 2004, a total of 508,000 stock options were exercised at a weighted average exercise price of $11.03 per share. As a result of these exercises, outstanding common stock increased by 357,000 shares and stockholders’ equity increased by a net $4.4 million.

During the first three months of 2004, 764,000 performance shares were issued to key employees and nonemployee directors and 1,335,000 performance shares vested. As of March 31, 2004, there were 250,000 performance shares outstanding that vest when the common stock price reaches $26.86 and 275,000 performance shares outstanding that vest when the common stock price reaches $28.00. Non-cash compensation expense related to performance shares was $33.2 million for the first three months of 2004 and was $263,000 for the first three months of 2003.

As of April 19, 2004, the common stock price reached a high of $28.60 on the New York Stock Exchange, resulting in vesting of the 525,000 performance shares outstanding at March 31, 2004, as well as 250,000 additional shares that were granted in April 2004 with vesting at $27.86. The April vesting of performance shares resulted in non-cash compensation expense of $21.4 million. An additional 137,500 performance shares and 112,500 phantom performance shares were issued that vest when the common stock price reaches $28.86. Vested phantom performance shares are payable solely in cash in an amount equal to the fair market value of the underlying common stock on the date of vesting.

The following are pro forma net income and earnings per share for the three months ended March 31, 2004 and 2003, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended March 31
(in thousands, except per share data)	2004	2003
Net income as reported	$94,136	$66,230
Add stock-based compensation expense included in the income statement, net of related tax effects	20,931	171
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(33,961)	(570)

Pro forma net income	$81,106	$65,831

Earnings per common share:
Basic As reported	$0.40	$0.31
Pro forma	$0.35	$0.31

Diluted As reported	$0.40	$0.31
Pro forma	$0.34	$0.31

12. Acquisitions

In January 2004, we acquired producing properties located primarily in East Texas and northern Louisiana in three separate transactions totaling $243 million after adjustments of $6 million for net revenues, preferential right elections and other items from the effective date of the transaction. The acquisitions were funded with a portion of the proceeds from the sale of 4.9% senior notes in January 2004 (Note 3).

In February 2004, we announced future acquisitions of producing properties located primarily in the Barnett Shale of North Texas and in the Arkoma Basin. In the first quarter, several of these acquisitions closed with a combined purchase price of $78.7 million. The remaining acquisitions closed in April at a total purchase price of $144.4 million, $12 million of which was paid in February. The total purchase price of $223.1 million includes the purchase of additional interests for $26.8 million and a reduction of approximately $3.7 million for closing adjustments. These acquisitions are subject to typical post-closing adjustments. Funding was provided by bank debt and cash flow from operations.

In two separate transactions during April 2004, we acquired predominantly oil-producing properties in the Permian Basin of West Texas and in the Powder River Basin of Wyoming from ExxonMobil Corporation for a total agreed purchase price of $336 to $341 million. The adjusted price at closing totaled $331 to $336 million. The purchase price is subject to typical post-closing adjustments, as well as adjustments related to property performance over the following year. A portion of the initial bank borrowings used to fund these acquisitions is expected to be repaid from cash flow from operations and the future sale of common stock.

Two of the acquisitions that closed in the first quarter of 2004 were purchases of corporations which own producing properties as their primary assets. After purchase accounting adjustments, including a $62.1 million step-up adjustment for deferred income taxes, the cost of producing properties acquired in the first three months of 2004 was $385.6 million.

In April 2003, we entered into a definitive agreement with units of Williams of Tulsa, Oklahoma to acquire natural gas and coal bed methane producing properties in the Raton Basin of Colorado, the Hugoton Field of southwestern Kansas and the San Juan Basin of New Mexico and Colorado for $400 million. The transaction closed in May 2003. After typical closing adjustments, the purchase price was $381 million, which was financed with proceeds from our sale of senior notes and common stock.

Acquisitions were recorded using the purchase method of accounting. The following presents unaudited pro forma results of operations for the three months ended March 31, 2003, as if the Williams acquisition was made at the beginning of 2003. These pro forma results are not necessarily indicative of future results.

Pro Forma (Unaudited)
(in thousands, except per share data)	Three Months Ended March 31, 2003
Revenues	$280,169

Net income before cumulative effect of accounting change	$ 69,339

Net income	$ 71,117

Earnings per common share:
Basic	$ 0.34

Diluted	$ 0.33

Weighted average shares outstanding	211,697

INDEPENDENT ACCOUNTANTS’ REVIEW REPORT

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2004, and the related consolidated income statements and the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of XTO Energy Inc. as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2003 Annual Report on Form 10-K, and in our report dated March 5, 2004, we expressed an unqualified opinion on those statements. Our report on those statements referred to a change in accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2003 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

May 3, 2004

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2003 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended March 31
	2004	2003	Increase (Decrease)
Total production
Gas (Mcf)	70,201,248	53,226,465	32%
Natural gas liquids (Bbls)	615,696	466,343	32%
Oil (Bbls)	1,225,772	1,205,436	2%
Mcfe	81,250,056	63,257,139	28%

Average daily production
Gas (Mcf)	771,442	591,405	30%
Natural gas liquids (Bbls)	6,766	5,182	31%
Oil (Bbls)	13,470	13,394	1%
Mcfe	892,858	702,857	27%

Average sales price
Gas per Mcf	$ 4.79	$ 3.82	25%
Natural gas liquids per Bbl	$22.23	$23.39	(5)%
Oil per Bbl	$33.38	$29.42	13%

Average NYMEX prices
Gas per MMBtu	$ 5.69	$ 6.59	(14)%
Oil per Bbl	$35.12	$33.87	4%

Bbl -	Barrel
Mcf -	Thousand cubic feet
Mcfe -	Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)
MMBtu -	One million British Thermal Units, a common energy measurement

Gas and natural gas liquids production increased from the first quarter of 2003 to 2004 primarily because of acquisitions and development activity, partially offset by natural decline.

With colder than normal weather, record low gas storage levels and continued increasing demand, gas prices were relatively high during the first five months of 2003. With diminished demand related to higher prices, natural gas prices were lower during the summer months, then rose with cooler weather in the fall and early winter. Forecasts for continued production declines, increasing natural gas demand and larger than projected storage withdrawals have supported higher prices in early 2004. Prices in 2004 will continue to be affected by weather, the recovery of the domestic economy, increases in the level of North American production and import levels of liquified natural gas. Management expects natural gas prices to remain volatile. The NYMEX price for April 2004 was $5.37 per MMBtu. At April 30, 2004, the average NYMEX futures price for the following twelve months was $6.00 per MMBtu.

Crude oil prices are generally determined by global supply and demand. During 2003, increased demand, continued uncertainties in the Middle East and production discipline by OPEC maintained oil prices at relatively high levels. In March 2004, an unexpected drop in gasoline stocks led oil prices to 13-year highs, reaching $38 per Bbl. OPEC members agreed to reduce daily oil production by one million barrels beginning April 2004 to maintain market balance in the second quarter when there is seasonally low demand. The average NYMEX price for April 2004 was $36.56 per Bbl. At April 30, 2004, the average NYMEX futures price for the following twelve months was $35.22 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2005; see Note 6 to Consolidated Financial Statements. During first quarter 2004, our hedging activities decreased gas revenue by $23.2 million, or $0.33 per Mcf. During first quarter 2003, our hedging activities decreased gas revenue by $106.5 million, or $2.00 per Mcf and oil revenue by $3.7 million, or $3.06 per Bbl.

Results of Operations

Quarter Ended March 31, 2004 Compared with Quarter Ended March 31, 2003

Net income for first quarter 2004 was $94.1 million compared to $66.2 million for first quarter 2003. First quarter 2004 earnings include the net after-tax effects of non-cash incentive compensation of $20.9 million and a $4 million fair value loss on certain derivatives that do not qualify for hedge accounting. First quarter 2003 earnings include the net after-tax effects of non-cash incentive compensation of $200,000, a $1.9 million fair value loss on certain derivatives that do not qualify for hedge accounting and a $1.8 million gain on the cumulative effect of accounting change for asset retirement obligations.

Total revenues for first quarter 2004 were $394.8 million, a 56% increase from first quarter 2003 revenues of $253.5 million. Operating income for the quarter was $169 million, a 48% increase from first quarter 2003 operating income of $114.2 million. Gas and natural gas liquids revenues increased $136 million (63%) because of the 32% increase in both gas and natural gas liquids volumes, as well as the 25% increase in gas prices. Oil revenue increased $5.5 million (15%) because of the 13% increase in oil prices and the 2% increase in production. First quarter 2004 gas gathering, processing and marketing revenues remained relatively unchanged from the prior year quarter.

Expenses for first quarter 2004 totaled $225.7 million, a 62% increase from first quarter 2003 expenses of $139.3 million. Production expense increased $12.3 million (33%) primarily because of increased production. Taxes, transportation and other increased $13.4 million (58%) from the first quarter of 2003 primarily because of higher revenues, increased transportation fuel prices, and higher property taxes related to drilling, acquisitions and increased property valuations. Depreciation, depletion and amortization increased $20.9 million (34%) because of increased production and higher acquisition costs. General and administrative expense increased $35.4 million (312%) primarily because of an increase in non-cash incentive compensation of $33 million and Company growth.

The derivative fair value loss for first quarter 2004 was $6.4 million compared to a derivative fair value loss of $2.9 million for first quarter 2003. This loss is primarily related to the effect of higher gas prices on the ineffective portion of hedge derivatives and the fair value of Btu swap contracts. See Note 5 to Consolidated Financial Statements.

Interest expense increased $4.6 million (31%) primarily because of a 23% increase in weighted average borrowings to partially fund acquisitions and an 8% increase in the weighted average interest rate. The increased interest rate for first quarter 2004 is related to the sale of $500 million face value of 4.9% senior notes, the proceeds from which were used to significantly reduce lower rate bank debt. See Note 3 to Consolidated Financial Statements.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2004	2003	Increase (Decrease)
Production	$0.61	$0.58	5%
Taxes, transportation and other	$0.45	$0.37	22%
Depreciation, depletion and amortization (DD&A)	$1.01	$0.96	5%
General and administrative (G&A) (a)	$0.17	$0.18	(6)%
Interest	$0.24	$0.24	—

(a)	Excludes non-cash incentive compensation of $33.2 million ($0.41 per Mcfe) in the 2004 quarter and $300,000 (less than $0.01 per Mcfe) in the 2003 quarter.

The following are explanations of significant variances of expenses on an Mcfe basis:

Production expenses - Increased production expense is because of higher maintenance on older properties in East Texas.

Taxes, transportation and other - Most of these expenses vary with product prices. Increased taxes, transportation and other expense is primarily because of significantly higher product prices.

DD&A - Increased DD&A is because of higher acquisition costs per Mcfe.

G&A - Decreased G&A is primarily because of a reduction in bad debt expense related to a $2 million decrease in our estimated allowance for uncollectible receivables in the 2004 quarter.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $261.5 million for first quarter 2004, compared with $117.5 million for the same 2003 period. Increased first quarter cash provided by operating activities is primarily because of production from development activity and acquisitions and increased prices. Cash flow from operating activities was decreased by changes in operating assets and liabilities of $2.2 million in first quarter 2004 and $50.2 million in first quarter 2003. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense of $1 million in first quarter 2004 and $500,000 in first quarter 2003.

During the quarter ended March 31, 2004, cash provided by operating activities of $261.5 million and debt proceeds of $899.7 million were used to fund net property acquisitions, development costs and other net capital additions of $435.3 million, debt payments of $691 million, dividends of $2 million, senior note and debt offering costs of $9.8 million and treasury stock purchases and other net costs of $10.7 million primarily related to performance share vesting and employee stock option exercises. The resulting increase in cash and cash equivalents for the period was $12.4 million.

Total current assets increased $32.9 million during first quarter 2004 primarily because of the increase in cash and a $9.8 million increase in accounts receivable related to increased revenues and cash flow. Deferred income tax benefit increased $15.2 million because of higher gas prices and resulting loss in net hedge derivatives. These increases were partially offset by a $5.3 million decrease in derivative fair value primarily related to cash settlements. Total current liabilities increased $58.5 million during the first quarter 2004 primarily because of a $46 million increase in derivative fair value liabilities attributable to the effect of higher gas prices, as well as a $10.4 million increase in accounts payable and accrued liabilities related to timing of interest payments and increased production and product prices.

Working capital decreased from a negative position of $59.4 million at December 31, 2003 to negative working capital of $85 million at March 31, 2004. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital increased $3.9 million.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, often lag payments to the counterparties by as much as six weeks. Any interim cash needs are funded by borrowings under our revolving credit agreement.

Acquisitions and Development

In January 2004, we acquired producing properties located primarily in East Texas and northern Louisiana in three separate transactions totaling $243 million after adjustments of $6 million for net revenues, preferential right elections and other items from the effective date of the transaction. The acquisitions were funded with a portion of the proceeds from the sale of 4.9% senior notes in January 2004.

In February 2004, we announced future acquisitions of producing properties located primarily in the Barnett Shale of North Texas and in the Arkoma Basin. In the first quarter, several of these acquisitions closed with a combined purchase price of $78.7 million. The remaining acquisitions closed in April at a total purchase price of $144.4 million, $12 million of which was paid in February. The total purchase price of $223.1 million includes the purchase of additional interests for $26.8 million and a reduction of approximately $3.7 million for closing adjustments. These acquisitions are subject to typical post-closing adjustments. Funding was provided by bank debt and cash flow from operations.

In two separate transactions during April 2004, we acquired predominantly oil-producing properties in the Permian Basin of West Texas and in the Powder River Basin of Wyoming from ExxonMobil Corporation for a total agreed purchase price of $336 to $341 million. The adjusted price at closing totaled $331 to $336 million. The purchase price is subject to typical post-closing adjustments, as well as adjustments related to property performance over the following year. A portion of the initial bank borrowings used to fund these acquisitions is expected to be repaid from cash flow from operations and the future sale of common stock.

Two of the acquisitions that closed in the first quarter of 2004 were purchases of corporations which own producing properties as their primary assets. After purchase accounting adjustments, including a $62.1 million step-up adjustment for deferred income taxes, the cost of producing properties acquired in the first three months of 2004 was $385.6 million.

Exploration and development expenditures for the first three months of 2004 were $104.5 million, compared with $102.1 million for the first three months of 2003. We anticipate that our 2004 exploration and development budget of $520 million will increase by approximately 5% as a result of our recent acquisitions, and will be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

As of April 2004, our year-to-date acquisitions have totaled approximately $800 million, exceeding our previously announced acquisitions budget of $650 million. We plan to fund a portion of our 2004 acquisitions with the future sale of common stock.

Through the first three months of 2004, we participated in drilling approximately 100 gas wells and performed 44 workovers. Our drilling activity for the year to date was concentrated in East Texas and the Arkoma and San Juan basins. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

To secure tubular goods required to support our drilling program, we have entered a contract with a tubular goods supplier who commits to deliver, at market prices, our next quarter’s tubular products ordered by us at least 30 days prior to the beginning of the quarter. There is no minimum order requirement, and our order is subject to modification by the supplier. The contract is cancellable by either party with at least 60 days notice prior to the beginning of the next calendar quarter.

Through April 2004, we have acquired approximately 20,000 net undeveloped acres in the Barnett Shale of North Texas with an estimated value of $21 million (see Note 12 to Consolidated Financial Statements) that are subject to lease expiration if initial wells are not drilled within a specified period of generally no more than one year. Because we have ample resources to meet the drilling requirements, we currently do not anticipate significant impairment of these leases.

The unused borrowing capacity of $586 million at March 31, 2004 under our revolving credit agreement has been used to partially fund April acquisitions and development. As of April 30, 2004, our unused borrowing capacity was $133 million, which is available for future acquisitions and development.

Debt and Equity

As of March 31, 2004, long-term debt increased by $208.8 million from the balance at December 31, 2003. In January 2004, we sold $500 million of 4.9% senior notes that were issued at 99.34% of par to yield 4.98% to maturity. Net proceeds of approximately $490 million were used to fund our January 2004 property acquisitions of $243 million and to reduce bank debt. The notes mature on February 1, 2014 and interest is payable each February 1 and August 1 beginning August 1, 2004. In March 2004, Moody’s upgraded our senior unsecured note ratings to Baa3 from Ba1, with a stable outlook.

Stockholders’ equity at March 31, 2004 increased $81.3 million from year-end because of earnings of $94.1 million for the three months ended March 31, 2004 and an increase in common stock and additional paid-in capital of $35.1 million related to the exercise of stock options and issuance of performance shares, partially offset by an increase in accumulated other comprehensive loss of $35.3 million, an increase in treasury stock of $10.4 million and common stock dividends declared of $2.2 million. The increase in accumulated other comprehensive loss was primarily attributable to an increase in the fair value loss of hedge derivatives related to higher natural gas prices, partially offset by cash settlements of hedge derivatives during the first three months of 2004.

See Notes 3 and 7 to Consolidated Financial Statements.

Common Stock Dividends

In February 2004, the Board of Directors declared a first quarter 2004 dividend of $0.01 per share. Because of the five-for-four stock split effected on March 17, 2004, this represents a 25% increase in our dividend rate.

Accounting Pronouncements

An issue within the oil and gas industry has recently arisen regarding whether SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, require costs associated with mineral rights be accounted for and separately reported on the balance sheet as intangible assets. As is the common practice in the oil and gas industry, we include leasehold acquisition costs as a component of both producing properties and undeveloped properties in our consolidated balance sheets. This question of SFAS No. 141 and SFAS No. 142 applicability has been referred to the Financial Accounting Standards Board. In March 2004, the Emerging Issues Task Force considered Issue No. 04-2, Whether Mineral Rights are Tangible or Intangible Assets and Related Issues, for mining entities that are not within the scope of SFAS No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The EITF reached a consensus that such mineral rights are tangible assets and added disclosure requirements for amounts recorded as mineral rights. The FASB is expected to ratify this consensus, and a proposed FASB Staff Position has been drafted to amend SFAS No. 141 and SFAS No. 142, clarifying that mineral rights are considered tangible assets. The EITF is expected to address later this year whether mineral rights owned by oil and gas producing companies are tangible or intangible assets. If it is ultimately determined that intangible asset accounting is required for oil and gas mineral rights, we would be required to reclassify, as intangible assets, $1.7 billion of net leasehold acquisition costs from net property and equipment in our consolidated balance sheet at December 31, 2003. The components of this reclassification are disclosed in the notes to our consolidated financial statements included in our 2003 Annual Report on Form 10-K. The amount of this potential reclassification at March 31, 2004 is not currently determinable since first quarter acquisition purchase price allocations have not been completed. Accounting for the costs of mineral rights as intangible assets under SFAS No. 141 and SFAS No. 142 would also require additional financial statement disclosures but would not affect our method of amortization or assessment of impairment. Therefore, any resulting accounting change would have no effect on our consolidated income statements or statements of cash flows.

Financial Accounting Standards Board Interpretation No. 46R, “Consolidation of Variable Interest Entities,” was effective for calendar year companies as of January 1, 2004. Because we do not have interests in variable interest entities, this pronouncement has no effect on our consolidated financial statements and currently is not expected to have a significant effect in the future.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and in our Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

Among the factors that could cause actual results to differ materially are:

•	changes in interest rates,

•	our ability to identify prospects for drilling,

•	higher than expected costs and expenses, including production, drilling and well equipment costs,

•	potential delays or failure to achieve expected production from existing and future exploration and development projects,

•	basis risk and counterparty credit risk in executing commodity price risk management activities,

•	potential liability resulting from pending or future litigation,

•	competition in the oil and gas industry as well as competition from other sources of energy, and

•	general domestic and international economic and political conditions.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2003 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2004, our variable rate debt had a carrying value of $214 million, which approximated its fair value, and our fixed rate debt had a carrying value of $1.247 billion and an approximate fair value liability of $1.362 billion. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2004, the fair value of our fixed rate debt would change by approximately $96 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of March 31, 2004, outstanding gas futures contracts, swap agreements and gas basis swap agreements had a net fair value loss of $142 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $76 million in the fair value of these gas futures contracts, swap agreements and gas basis swap agreements at March 31, 2004. As of March 31, 2004, we had no outstanding oil futures contracts and differential swaps.

Because most of our futures contracts and swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive income (loss) until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at March 31, 2004 was $20.1 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $4.7 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $2.7 million.

Item 4. CONTROLS AND PROCEDURES

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

There have been no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Not applicable.

Item	2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

During the three months ended March 31, 2004, the Company purchased the following shares of common stock as treasury shares to pay income tax withholding obligations in conjunction with vesting of performance shares under the 1998 Stock Incentive Plan. These share purchases were not part of a publicly announced program to purchase common shares.

2004 Month	Number of Shares	Average Price Paid per Share
January	—	$—
February	217,305	$23.73
March	205,145	$25.43

Total	422,450	$24.56

Items 3. through 5.

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number and Description

10	Material Contracts

	10.1*	1998 Stock Incentive Plan, as amended March 17, 2004

11	Computation of per share earnings

(included in Note 8 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

(b)	Reports on Form 8-K

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004 and through May 4, 2004:

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

On April 21, 2004, we filed a report on Form 8-K dated April 19, 2004 to announce the completion of previously announced purchases of properties in the Barnett Shale of North Texas and the Arkoma Basin.

We have furnished two reports on Form 8-K under Item 12 during this time period.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: May 4, 2004	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen Senior Vice President and Controller (Principal Accounting Officer)