Form 10-Q
period 2005-03-31
XTO ENERGY INC
filed 2005-05-05
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 29, 2005
Common stock, $.01 par value	360,937,397

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2005

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

(in thousands, except shares)	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$14,773	$9,700
Accounts receivable, net	355,317	333,134
Derivative fair value	11,124	14,713
Current income tax receivable	—	9,089
Deferred income tax benefit	76,511	22,613
Other	71,301	47,716

Total Current Assets	529,026	436,965

Property and Equipment, at cost – successful efforts method:
Producing properties	7,316,201	6,871,245
Undeveloped properties	72,491	61,170
Other	131,169	106,031

Total Property and Equipment	7,519,861	7,038,446
Accumulated depreciation, depletion and amortization	(1,543,331)	(1,414,068)

Net Property and Equipment	5,976,530	5,624,378

Other Assets	49,735	49,029

TOTAL ASSETS	$6,555,291	$6,110,372

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$409,017	$415,350
Payable to royalty trusts	7,458	9,823
Derivative fair value	228,752	75,534
Current income tax payable	11,121	—
Other	173	259

Total Current Liabilities	656,521	500,966

Long-term Debt	2,162,821	2,042,732

Other Long-term Liabilities:
Derivative fair value	4,700	11,179
Deferred income taxes payable	823,050	756,369
Asset retirement obligation	182,124	159,948
Other	40,384	39,805

Total Other Long-term Liabilities	1,050,258	967,301

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 349,155,979 and 348,428,489 shares issued)	3,492	3,484
Additional paid-in capital	1,445,938	1,410,135
Treasury stock, at cost (1,575,461 and 1,250,266 shares)	(34,840)	(24,917)
Retained earnings	1,388,469	1,239,553
Accumulated other comprehensive income (loss)	(117,368)	(28,882)

Total Stockholders’ Equity	2,685,691	2,599,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,555,291	$6,110,372

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in thousands, except per share data)	Three Months Ended March 31
	2005	2004
REVENUES

Gas and natural gas liquids	$492,563	$350,132
Oil and condensate	133,965	40,916
Gas gathering, processing and marketing	6,624	3,874
Other	(4,235)	(158)

Total Revenues	628,917	394,764

EXPENSES

Production	84,100	49,181
Taxes, transportation and other	59,437	36,563
Exploration	1,665	1,021
Depreciation, depletion and amortization	129,310	81,904
Accretion of discount in asset retirement obligation	2,715	1,606
Gas gathering and processing	1,379	2,337
General and administrative	50,303	46,754
Derivative fair value loss	14,169	6,375

Total Expenses	343,078	225,741

OPERATING INCOME	285,839	169,023

OTHER EXPENSE

Interest expense, net	(28,999)	(19,637)

INCOME BEFORE INCOME TAX	256,840	149,386

INCOME TAX

Current	23,212	6,757
Deferred	67,333	48,493

Total Income Tax Expense	90,545	55,250

NET INCOME	$166,295	$94,136

EARNINGS PER COMMON SHARE

Basic	$0.48	$0.30

Diluted	$0.47	$0.30

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.0075

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	347,356	312,727

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
(in thousands)	2005	2004
OPERATING ACTIVITIES

Net income	$166,295	$94,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	129,310	81,904
Accretion of discount in asset retirement obligation	2,715	1,606
Non-cash incentive compensation	23,590	33,224
Deferred income tax	67,333	48,493
Non-cash derivative fair value loss	11,971	5,386
Other non-cash items	6,935	(1,006)
Changes in operating assets and liabilities (a)	(20,820)	(2,199)

Cash Provided by Operating Activities	387,329	261,544

INVESTING ACTIVITIES

Proceeds from sales of property and equipment	11,588	—
Property acquisitions	(223,433)	(323,599)
Development and capitalized exploration costs	(245,734)	(103,521)
Other property and asset additions	(28,247)	(8,148)

Cash Used by Investing Activities	(485,826)	(435,268)

FINANCING ACTIVITIES

Proceeds from long-term debt	562,000	899,710
Payments on long-term debt	(442,000)	(691,000)
Dividends	(13,529)	(2,028)
Proceeds from exercise of stock options	11,079	3,967
Payments upon exercise of stock options	(3,637)	(1,781)
Senior note offering and debt costs	(419)	(9,846)
Purchases of treasury stock and other	(9,924)	(12,862)

Cash Provided by Financing Activities	103,570	186,160

INCREASE IN CASH AND CASH EQUIVALENTS	5,073	12,436

Cash and Cash Equivalents, Beginning of Period	9,700	6,995

Cash and Cash Equivalents, End of Period	$14,773	$19,431

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(22,183)	$(1,287)
Other current assets	(15,879)	(346)
Other operating assets	(312)	80
Accounts payable, accrued liabilities and payable to royalty trusts	6,433	(1,017)
Other current liabilities	11,121	371

	$(20,820)	$(2,199)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.	Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2004, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2005 and our income and cash flows for the three months ended March 31, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three-month periods ended March 31, 2005 and 2004 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

All common shares and per share amounts in the accompanying financial statements have been adjusted for the four-for-three stock split effected on March 15, 2005.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2004 Annual Report on Form 10-K.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $61.3 million at March 31, 2005 and $34.7 million at December 31, 2004.

Accrued interest payable is included in accounts payable and accrued liabilities in the consolidated balance sheets, with balances of $32.1 million at March 31, 2005 and $26.6 million at December 31, 2004.

Our effective income tax rates for the three-month 2005 and 2004 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

2.	Related Party Transactions

A portion of the producing properties obtained in the August 2004 ChevronTexaco acquisition were considered nonstrategic and marked for disposition at the time of purchase. In August 2004, we exchanged $37.8 million of these properties for 19,000 net contiguous acres in our new core operating area, the Barnett Shale of North Texas, and $25.4 million in other consideration. This exchange was with companies either wholly or majority owned by the adult children and a brother of Bob R. Simpson, Chairman and Chief Executive Officer of the Company. In connection with this exchange, we granted these companies an option to purchase other properties included in the ChevronTexaco acquisition. On March 1, 2005, these companies purchased the option properties for an adjusted purchase price of $11.5 million. Lehman Brothers Inc. provided a fairness opinion to the Board of Directors on the value of properties exchanged and sold.

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

(in thousands)
Asset retirement obligation, December 31, 2004	$159,948

Revision in estimated cash flows	15,905
Liability incurred upon acquiring and drilling wells	4,076
Liability settled upon plugging and abandoning wells	(135)
Sold wells	(385)
Accretion of discount expense	2,715

Asset retirement obligation, March 31, 2005	$182,124

4.	Long-term Debt

Our long-term debt consists of the following:

(in thousands)	March 31, 2005	December 31, 2004
Bank debt:
Revolving credit agreements due February 2009 (a)	$266,000	$146,000
Term loan due April 2010	300,000	300,000
Senior notes:
7 1/2%, due April 15, 2012	350,000	350,000
6 1/4%, due April 15, 2013	400,000	400,000
4.9%, due February 1, 2014, net of discount	497,094	497,012
5%, due January 31, 2015, net of discount	349,727	349,720

Total long-term debt	$2,162,821	$2,042,732

(a)	The maturity date was extended to April 1, 2010 upon amendment of the revolving credit agreement on April 1, 2005.

On March 31, 2005, borrowings under the revolving credit agreement with commercial banks were $266 million, with unused borrowing capacity of $734 million. The weighted average interest rate of 3.84% at March 31, 2005 is based on the one-month London Interbank Offered Rate plus 1%. On April 1, 2005, we entered into an amended and restated five-year senior revolving credit agreement with commercial banks that provides for an initial commitment amount of $1.5 billion, which may be increased by us, subject to certain approvals, to a maximum of $2 billion. The new agreement amends and restates our five-year revolving credit agreement dated February 17, 2004. The new agreement also increased permitted encumbrances and investments. We will use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper. The maturity date on the facility is April 1, 2010, with annual options to request successive one-year extensions. After closing acquisitions in April (Note 13), our bank borrowings were $480 million at April 29, 2005 with a weighted average interest rate of 3.68%.

Also on April 1, 2005, we entered into an amendment to our $300 million term loan credit agreement. The amendment conforms the covenants contained in the term loan to the covenants contained in our revolving credit agreement, which was amended and restated as of the same date.

In April 2005, we sold $400 million of 5.3% senior notes that were issued at 99.683% of par to yield 5.338% to maturity. Net proceeds of approximately $395.5 million were used to reduce borrowings outstanding under our bank revolving credit facility. The notes mature in June 2015 and interest is payable each June 30 and December 30, beginning December 30, 2005.

5.	Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, we joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion was held in March 2005, and we are awaiting the decision of the court. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

In June 2001, we were served with a lawsuit styled Price, et al. v. Gas Pipelines, et al. (formerly Quinque case). The action was filed in the District Court of Stevens County, Kansas, against us and one of our subsidiaries, along with over 200 natural gas transmission companies, producers, gatherers and processors of natural gas. The plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas working interest owners, overriding royalty owners and royalty owners either from whom the defendants had purchased natural gas or who received economic benefit from the sale of such gas since January 1, 1974. The allegations in the case are similar to those in the Grynberg case; however, the Price case broadens the claims to cover all oil and gas leases (other than the federal and Native American leases that are the subject of the Grynberg case). The complaint alleges that the defendants have mismeasured both the volume and heating content of natural gas delivered into their pipelines, resulting in underpayments to the plaintiffs. The plaintiffs assert a breach of contract claim, negligent or intentional misrepresentation, civil conspiracy, common carrier liability, conversion, violation of a variety of Kansas statutes and other common law causes of action. The amount of damages was not specified in the complaint. In February 2002, we, along with one of our subsidiaries, were dismissed from the suit and another subsidiary of the Company was added. A hearing was held in January 2003, and the court held that a class should not be certified. The plaintiffs’ counsel has filed an amended class action petition, which reduces the proposed class to only royalty owners, reduces the claims to mismeasurement of volume only, conspiracy, unjust enrichment and accounting, and only applies to gas measured in Kansas, Colorado and Wyoming. The court held an evidentiary hearing in April 2005 to determine whether the amended class should be certified, and we are awaiting the decision of the court. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

On August 5, 2003, the Price plaintiffs served one of our subsidiaries with a new original class action petition styled Price, et al. v. Gas Pipelines, et al. The action was filed in the District Court of Stevens County, Kansas, against natural gas pipeline owners and operators. The plaintiffs seek to represent a class of plaintiffs consisting of all similarly situated gas royalty owners either from whom the defendants had purchased natural gas or measured natural gas since

January 1, 1974 to the present. The new petition alleges the same improper analysis of gas heating content that had previously been alleged in the Price case discussed above until it was removed from the case by the filing of the amended class action petition. In all other respects, the new petition appears to be identical to the amended class action petition in that it has a proposed class of only royalty owners, alleges conspiracy, unjust enrichment and accounting, and only applies to gas measured in Kansas, Colorado and Wyoming. The court held an evidentiary hearing in April 2005 to determine whether the amended class should be certified, and we are awaiting the decision of the court. The amount of damages was not specified in the complaint. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

In September 2004, we were served with a lawsuit styled Burkett, et al. v. J.M. Huber Corp. and XTO Energy Inc. The action was filed in the District Court of La Plata County, Colorado against us and J.M. Huber Corporation. The plaintiffs allege that the defendants have deducted in their calculation of royalty payments expenses of compression, gathering, treatment, dehydration, or other costs to place the natural gas produced in a marketable condition at a marketable location. The plaintiffs seek to represent a class consisting of all lessors and their successors in interest who own or have owned mineral interests located in La Plata County, Colorado and that are leased to or operated by Huber or us, except to the extent that the lessors or their successors have expressly authorized deduction of post-production expenses from royalties. We acquired the interests of Huber in producing properties in La Plata County effective October 1, 2002, and have assumed the responsibility for certain liabilities of Huber prior to the effective date, which may include liability for post-production deductions made by Huber. As of December 31, 2004, based on an evaluation of available information, we accrued a $3.1 million estimated liability for this claim in our consolidated financial statements. On February 17, 2005, we agreed to a tentative settlement of approximately $5.1 million, resulting in an additional loss of approximately $2 million that has been recorded in our consolidated income statement for the three months ended March 31, 2005.

On March 31, 2005, the Division of Air Quality of the Department of Environmental Conservation of the State of Alaska issued us a Notice of Violation regarding nitrogen oxide emissions from one of our cranes that exceed the limitations of our operational permit for one of our platforms in the Cook Inlet of Alaska. We are currently in the initial investigatory phase of this matter and, although liability could potentially exceed $100,000, we do not anticipate a material penalty.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. As calculated on a monthly basis, our failure to deliver these minimum volumes to the pipeline requires us to pay the pipeline for any deficiency. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of March 31, 2005, maximum commitments under our transportation contracts were as follows:

(in thousands)
2005	$20,338
2006	29,807
2007	25,113
2008	23,257
2009	22,483
Remaining	37,465

$158,463

As a result of our April 1, 2005 Antero Resources acquisition (Note 13), we acquired additional firm transportation contracts with various pipelines. Maximum commitments under these contracts total approximately $47 million, including approximately $7 million for the remainder of 2005. We do not currently expect to make any deficiency payments related to these contracts.

Drilling Contracts

As of March 31, 2005, we have contracts to use 42 drilling rigs in 2005 with total commitments of $80.3 million. Early termination of these contracts at March 31, 2005 would have required us to pay maximum penalties of $21.7 million. As a result of our April 1, 2005 Antero Resources acquisition, we added contracts to use 9 rigs with total commitments of $40.2 million through April 2006. Early termination of these contracts at April 1, 2005 would have required us to pay maximum penalties of $36.9 million. We do not currently expect to pay any early termination penalties related to these contracts.

Other

On April 3, 2005, the Board of Directors accepted the retirement of Steffen E. Palko from the Board effective April 1, 2005, and as President effective May 1, 2005, and we entered a consulting and non-competition agreement with him. Under the terms of this agreement, Mr. Palko is to receive a $4 million bonus related to his performance as an employee and $2 million related to a noncompetition period of 18 months. Mr. Palko was paid $3 million on May 1 and the remaining $3 million is payable on November 1, 2006. We accrued $3 million of the bonus in the March 31, 2005 consolidated financial statements, and the remaining $1 million will be expensed in April 2005. Prior to the announcement of his retirement, an estimated bonus of $700,000 had been accrued related to his services for first quarter 2005. The $2 million related to the noncompetition period will be expensed ratably from May 2005 through October 2006. We also will pay Mr. Palko $65,000 per month for his consulting services and for office space and other expenses for a period of 18 months, subject to termination by either party upon thirty days’ notice. The consulting payments are guaranteed for nine months unless the contract is earlier terminated or breached by Mr. Palko.

In October 2004, we agreed to acquire an aircraft for $17.1 million, either through purchase or lease, and made an initial payment of $6.8 million. An additional payment of $9.3 million was made in April 2005. We expect to take delivery of the aircraft in July 2005.

Through April 2005, including the effects of the Antero Resources acquisition, we have acquired more than 150,000 net acres in the Barnett Shale of North Texas. Most of these net acres are generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding one year. Because we have ample resources to meet the drilling requirements, we currently do not anticipate significant impairment of these leases.

We acquired compressor leases as a result of our April 1, 2005 Antero Resources acquisition. We expect to make payments totaling $5.7 million over the remaining terms of the leases through 2011, including $700,000 for the remainder of 2005.

See Note 7 regarding commodity sales commitments.

6.	Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 7.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive loss, which is later transferred to earnings when the hedged transaction occurs (Note 10). Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. Btu swap contracts do not qualify for hedge accounting.

The components of derivative fair value loss in the consolidated income statements are:

(in thousands)	Three Months Ended March 31
	2005	2004
Change in fair value of Btu swap contracts	$821	$2,141

Change in fair value of other derivatives that do not qualify for hedge accounting	11,589	(1,034)

Ineffective portion of derivatives qualifying for hedge accounting	1,759	5,268

Derivative fair value loss	$14,169	$6,375

The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2005 and December 31, 2004 are summarized below. The increase in the net derivative liability from December 31, 2004 to March 31, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period.

(in thousands)	March 31, 2005	December 31, 2004
Derivative Assets:
Fixed-price natural gas futures and swaps	$7,112	$10,962
Fixed-price crude futures and differential	4,012	3,751
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(138,105)	(41,754)
Fixed-price crude futures and differential	(75,445)	(25,879)
Btu swap contracts	(19,902)	(19,080)

Net derivative liability	$(222,328)	$(72,000)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of March 31, 2005, our allowance for uncollectible receivables was $3.9 million.

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

	Futures Contracts and Swap Agreements
Production Period	Mcf per Day	Average NYMEX Price per Mcf
2005 April to December	250,000	$5.90

As a result of our April 1, 2005 purchase of Antero Resources Corporation (Note 13), we acquired the following derivative contracts with an estimated unrealized fair value loss at that date of $18.3 million. The liability related to this unrealized loss has been included as part of the Antero Resources acquisition cost. These derivatives have been designated as cash flow hedges of Antero Resources production. Subsequent changes in the fair market value of these hedge contracts will be recorded in accumulated other comprehensive loss and reclassified to earnings at the contract settlement date to the extent the contracts are determined to provide effective cash flow hedges.

	Swap Agreements
Production Period	Mcf per Day	Average Contract NYMEX Price per Mcf (a)	Average April 1, 2005 Mark-to-Market NYMEX Price per Mcf (b)
April 2005 to December 2006	10,000	$4.93	$7.78

(a)	Cash settlement contract price.

(b)	Contract price for cash flow hedge accounting purposes.

We also acquired the following put and call options in the Antero Resources acquisition. These contracts had an estimated unrealized fair value loss of approximately $2.7 million at the April 1, 2005 acquisition date, and have been included as part of the Antero Resources acquisition cost. These contracts will not be designated as cash flow hedges. Subsequent changes in the fair market value of these options will be recorded as a derivative fair value gain or loss in our consolidated income statement.

	Put Options			Call Options
Period	Average Mcf per day	Average Price per Mcf		Average Mcf per day	Average Price per Mcf
2005 April to December	5,386 2,625	$ $	3.22 4.10	1,279 —	$4.72 —
2006 January to December	6,019 2,603	$ $	3.21 4.14	2,216 —	$4.71 —

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment for the following delivery locations and periods:

	Delivery Location
Production Period	Arkoma	East Texas	Rockies	San Juan Basin	Total
2005

April to June
Mcf per day	20,000	270,000	5,000	30,000	325,000
Basis per Mcf (a)	$(0.24)	$(0.14)	$(0.75)	$(0.68)

July to August
Mcf per day	20,000	270,000	5,000	30,000	325,000
Basis per Mcf (a)	$(0.24)	$(0.12)	$(0.75)	$(0.68)

September
Mcf per day	20,000	250,000	5,000	30,000	305,000
Basis per Mcf (a)	$(0.24)	$(0.12)	$(0.75)	$(0.68)

October
Mcf per day	20,000	270,000	5,000	30,000	325,000
Basis per Mcf (a)	$(0.24)	$(0.14)	$(0.75)	$(0.68)

November to December
Mcf per day	—	220,000	10,000	40,000	270,000
Basis per Mcf (a)	—	$(0.17)	$(0.76)	$(0.68)

2006

January to December
Mcf per day	—	107,500	—	—	107,500
Basis per Mcf (a)	—	$(0.31)	—	—

(a)	Reductions to NYMEX gas prices for delivery location.

In the Antero Resources acquisition, we acquired basis swap agreements for West Texas delivery of 5,000 Mcf of daily gas production from April 2005 through December 2006 at the NYMEX price less $0.27 per Mcf. These contracts had an unrealized fair value gain of $800,000 at April 1, 2005.

In first quarter 2005, net losses on futures and basis swap hedge contracts decreased gas revenue by $4.1 million. In first quarter 2004, net losses on futures and basis swap hedge contracts decreased gas revenue by $23.2 million. As of March 31, 2005, an unrealized pre-tax derivative fair value loss of $106.7 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive loss. This fair value loss is expected to be reclassified into earnings in 2005. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

The settlement of futures contracts and basis swap agreements related to April 2005 gas production reduced gas revenue by approximately $8.6 million, or $0.31 per Mcf.

Crude Oil

In connection with our 2004 acquisitions from ExxonMobil Corporation and ChevronTexaco Corporation, we entered oil futures contracts to sell, through December 2005, 10,000 Bbls per day at an average West Texas Intermediate NYMEX price of $35.91 per Bbl and 5,000 Bbls per day at an average West Texas Intermediate NYMEX price of $43.28 per Bbl. For 5,000 Bbls per day of production hedged at $35.91 per Bbl, we entered a crude sweet and sour differential swap of $3.05 per Bbl, to effectively fix the price for crude sour production at $32.86 per Bbl. Prices to be realized for hedged oil production are expected to be less than the NYMEX price because of location, quality and other adjustments.

In first quarter 2005, net losses on futures and differential swap hedge contracts decreased oil revenue by $11.5 million. There were no outstanding crude oil futures or differential swap hedge contracts during first quarter 2004. As of March 31, 2005, an unrealized pre-tax derivative fair value loss of $49.7 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive loss. This entire fair value loss is expected to be reclassified into earnings in 2005. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

8.	Equity

We effected a four-for-three stock split on March 15, 2005 and a five-for-four stock split on March 17, 2004. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

Our acquisition of Antero Resources Corporation in April 2005 (Note 13) was partially funded through issuance to the seller of 13.3 million shares of common stock and five-year warrants to purchase an additional 2 million shares of common stock at $27.00 per share. We filed a registration statement with the Securities and Exchange Commission for the resale of the common stock.

In February 2005, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities, preferred stock, common stock, or warrants to purchase debt or stock. The total face amount of securities that can be offered is $2.5 billion, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including the reduction of bank debt. In April 2005, we sold $400 million of 5.3% senior notes under this registration statement (Note 4).

See Note 12.

9.	Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in thousands, except per share data)	Three Months Ended March 31
	2005			2004
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$166,295	347,356	$0.48	$94,136	312,727	$0.30

Effect of dilutive securities:
Stock options (a)	—	4,638		—	2,604

Diluted	$166,295	351,994	$0.47	$94,136	315,331	$0.30

(a)	We issued 2 million five-year warrants as partial consideration for our Antero Resources acquisition which closed April 1, 2005 (Note 8). These warrants will have a dilutive impact on future periods.

10.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended March 31
(in thousands)	2005	2004
Net income	$166,295	$94,136

Other comprehensive income (loss):
Change in hedge derivative fair value	(156,411)	(78,050)
Realized loss on hedge derivative contract loss settlements reclassified into earnings from other comprehensive income (a)	18,152	23,798

Net unrealized hedge derivative gain (loss)	(138,259)	(54,252)
Income tax benefit	49,773	18,988

Total other comprehensive loss	(88,486)	(35,264)

Total comprehensive income	$77,809	$58,872

(a)	For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as oil and gas revenue. For realized losses upon contract settlements, the increase in comprehensive income offsets contract payments generally recorded as reductions to oil and gas revenue.

11.	Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in thousands)	2005	2004
Interest	$23,452	$2,374
Income tax	3,001	1,883

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the three-month periods ended March 31, 2005 and 2004:

•	Grants of 62,000 performance shares and vesting of 860,000 performance shares in 2005 and grants of 1,000,000 performance shares and vesting of 1,762,000 performance shares in 2004 (Note 12)

•	Grants and immediate vesting of 18,000 unrestricted common shares to nonemployee directors in each of 2005 and 2004 (Note 12)

•	Exchange of producing properties (Note 13)

12.	Employee Benefit Plans

During the first three months of 2005, a total of 832,000 stock options were exercised at a weighted average exercise price of $14.81 per share. As a result of these exercises, outstanding common stock increased by 662,000 shares and stockholders’ equity increased by a net $11.9 million.

During the first three months of 2005, 62,000 performance shares were issued to key employees and 860,000 performance shares vested. As of March 31, 2005, there were no performance shares outstanding. In February 2005, nonemployee directors received a grant of 18,000 unrestricted common shares. Non-cash compensation expense related to performance shares and nonemployee director unrestricted common shares was $23.6 million for the first three months of 2005 and $33.2 million for the first three months of 2004.

The following are pro forma net income and earnings per share for the three months ended March 31, 2005 and 2004, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in thousands, except per share data)	Three Months Ended March 31
	2005	2004
Net income as reported	$166,295	$94,136
Add stock-based compensation expense included in the income statement, net of related tax effects	15,263	20,931
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(59,838)	(33,961)

Pro forma net income	$121,720	$81,106

Earnings per common share:
Basic As reported	$0.48	$0.30
Pro forma	$0.35	$0.26

Diluted As reported	$0.47	$0.30
Pro forma	$0.35	$0.26

13.	Acquisitions

At the end of March 2005, we traded nonoperated producing properties owned by us in the San Juan and Permian basins and in Alaska for producing properties owned by ConocoPhillips in the East Texas Freestone Trend, the San Juan Basin and the Permian Basin Goldsmith Field. The properties exchanged by each party had an approximate value of $74 million. We accounted for this transaction as an exchange of similar productive assets used in oil and gas producing activities, under APB Opinion No. 29 and SFAS No. 19, resulting in no gain or loss recognized on the exchange. We operate the properties that we received in this exchange.

On April 1, 2005, we acquired Antero Resources Corporation, which operates in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $685 million, consisting of $337.5 million cash, 13.3 million shares of our common stock and warrants to purchase an additional 2 million shares at $27.00 per share. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. We also purchased related midstream assets encompassing 80 miles of pipeline and associated compression and processing facilities through the assumption of related bank debt of $175 million. Including additional assumed debt of $43 million for ongoing development, leasing and infrastructure, the adjusted purchase price totaled $903 million. Further purchase price adjustments will be made for net assets and liabilities acquired and a step-up for deferred income taxes. At closing, total Antero Resources assumed bank debt was repaid with borrowings under our revolving credit facility.

We have entered an agreement to purchase producing properties from Plains Exploration & Production Company for $350 million. The properties are located in our core Eastern Region of East Texas and northwestern Louisiana, and we will operate approximately 60% of the value of the acquired properties. The purchase will have an effective date of January 1, 2005, and is expected to close by May 31, 2005, subject to customary closing conditions and adjustments. The final closing price will be reduced by net revenues after the effective date, estimated at $20 to $25 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2005, the related consolidated income statements for the three-month periods ended March 31, 2005 and 2004, and the consolidated cash flow statements for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of XTO Energy Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2004 Annual Report on Form 10-K, and in our report dated March 7, 2005, we expressed an unqualified opinion on those statements. Our report on those statements referred to a change in accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2004 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

May 5, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2004 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended March 31
	2005	2004	Increase
Total production
Gas (Mcf)	82,951,687	70,201,248	18%
Natural gas liquids (Bbls)	952,574	615,696	55%
Oil (Bbls)	3,206,385	1,225,772	162%
Mcfe	107,905,441	81,250,056	33%

Average daily production
Gas (Mcf)	921,685	771,442	19%
Natural gas liquids (Bbls)	10,584	6,766	56%
Oil (Bbls)	35,627	13,470	164%
Mcfe	1,198,949	892,858	34%

Average sales price
Gas per Mcf	$5.60	$4.79	17%
Natural gas liquids per Bbl	$29.12	$22.23	31%
Oil per Bbl	$41.78	$33.38	25%

Average NYMEX prices
Gas per MMBtu	$6.27	$5.69	10%
Oil per Bbl	$49.90	$35.12	42%

Bbl -	Barrel

Mcf -	Thousand cubic feet

Mcfe -	Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu -	One million British Thermal Units, a common energy measurement

Gas and natural gas liquids production increased from the first quarter of 2004 to 2005 primarily because of acquisitions and development activity, partially offset by natural decline.

Gas prices increased from first quarter 2004 to first quarter 2005 primarily because of increased demand and declining North American production. Prices in 2005 will continue to be affected by weather, the recovery of the domestic economy, the level of North American production and import levels of liquified natural gas. Management expects natural gas prices to remain volatile. The NYMEX price for April 2005 was $7.32 per MMBtu. At April 29, 2005, the average NYMEX futures price for the following twelve months was $7.22 per MMBtu.

Oil prices increased from first quarter 2004 to first quarter 2005 primarily because of increasing global demand and supply shortage concerns, the weaker U.S. dollar, market speculation and political instability. Oil prices increased to record levels in April 2005, exceeding $58 per Bbl. The average NYMEX price for April 2005 was $53.34 per Bbl. At April 29, 2005, the average NYMEX futures price for the following twelve months was $52.57 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas and oil sales through December 2006; see Note 7 to Consolidated Financial Statements. During first quarter 2005, our hedging activities decreased gas revenue by $4.1 million, or $0.05 per Mcf, and oil revenue by $11.5 million, or $3.60 per Bbl. During first quarter 2004, our hedging activities decreased gas revenue by $23.2 million, or $0.33 per Mcf.

Results of Operations

Quarter Ended March 31, 2005 Compared with Quarter Ended March 31, 2004

Net income for first quarter 2005 was $166.3 million compared to $94.1 million for first quarter 2004. First quarter 2005 earnings include the net after-tax effects of non-cash incentive compensation of $15.2 million and a $9.2 million fair value loss on certain derivatives that do not qualify for hedge accounting. First quarter 2004 earnings include the net after-tax effects of non-cash incentive compensation of $20.9 million and a $4.0 million fair value loss on certain derivatives that do not qualify for hedge accounting.

Total revenues for first quarter 2005 were $628.9 million, a 59% increase from first quarter 2004 revenues of $394.8 million. Operating income for the quarter was $285.8 million, a 69% increase from first quarter 2004 operating income of $169.0 million. Gas and natural gas liquids revenues increased $142.4 million (41%) because of the 18% increase in gas volumes and the 55% increase in natural gas liquids volumes, as well as the 17% increase in gas prices and the 31% increase in natural gas liquids prices. Oil revenue increased $93.0 million (227%) because of the 25% increase in oil prices and the 162% increase in production. First quarter 2005 gas gathering, processing and marketing revenues increased $2.7 million primarily due to increased margins and prices. First quarter 2005 other revenues includes a $2.8 million loss on sale of other property and equipment and an additional estimated loss of $2 million related to a lawsuit settlement.

Expenses for first quarter 2005 totaled $343.1 million, a 52% increase from first quarter 2004 expenses of $225.7 million. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $34.9 million (71%) primarily because of increased overall production, higher fuel costs, and the 162% increase in oil production, which is more expensive to produce than natural gas. Taxes, transportation and other increased $22.9 million (63%) from the first quarter of 2004 primarily because of a comparable increase in oil and gas revenues. Depreciation, depletion and amortization increased $47.4 million (58%) because of increased production and higher acquisition costs. General and administrative expense increased $3.5 million (8%). Excluding a $9.6 million decrease in non-cash incentive compensation related to performance share grants to employees, general and administrative expense increased $13.2 million (97%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

The derivative fair value loss for first quarter 2005 was $14.2 million compared to a derivative fair value loss of $6.4 million for first quarter 2004. This loss is primarily related to the effect of higher oil prices on derivatives not qualifying for hedge accounting. See Note 6 to Consolidated Financial Statements. Interest expense increased $9.4 million (48%) primarily because of a 56% increase in weighted average borrowings incurred primarily to fund acquisitions.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2005	2004	Increase
Production	$0.78	$0.61	28%
Taxes, transportation and other	$0.55	$0.45	22%
Depreciation, depletion and amortization (DD&A)	$1.20	$1.01	19%
General and administrative (G&A) (a)	$0.25	$0.17	47%
Interest	$0.27	$0.24	13%

(a)	Excludes non-cash incentive compensation of $23.6 million ($0.22 per Mcfe) in the 2005 quarter and $33.2 million ($0.41 per Mcfe) in the 2004 quarter.

The following are explanations of variances of expenses on an Mcfe basis:

Production expenses - Increased production expense is primarily because of the 162% increase in oil production, which is more expensive to produce than natural gas, and the higher cost of gas used for fuel.

Taxes, transportation and other - Most of these expenses vary with product prices. Increased taxes, transportation and other expense is primarily because of higher product prices.

DD&A - Increased DD&A is primarily because of higher acquisition costs per Mcfe.

G&A - Increased G&A is primarily because of higher employee expenses related to Company growth. Also, first quarter 2004 benefitted from a reduction in bad debt expense related to a $2 million decrease in our estimated allowance for uncollectible receivables.

Interest - Increased interest is primarily because of an increase in outstanding borrowings as a result of a greater portion of our recent acquisitions being financed with debt.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $387.3 million for first quarter 2005, compared with $261.5 million for the same 2004 period. Increased first quarter cash provided by operating activities is primarily because of production from development activity and acquisitions and increased prices. Cash flow from operating activities was decreased by changes in operating assets and liabilities of $20.8 million in first quarter 2005 and $2.2 million in first quarter 2004. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense of $1.7 million in first quarter 2005 and $1 million in first quarter 2004.

During the quarter ended March 31, 2005, cash provided by operating activities of $387.3 million and net debt proceeds of $120 million were used to fund net property acquisitions, development costs and other net capital additions of $485.8 million, dividends of $13.5 million and treasury stock purchases and other net costs of $2.9 million primarily related to performance share vesting and employee stock option exercises. The resulting increase in cash and cash equivalents for the period was $5.1 million.

Total current assets increased $92.1 million during the first quarter of 2005 primarily because of a $22.2 million increase in accounts receivable related to increased production and product prices and a $23.6 million increase in other current assets primarily because of increased warehouse stock of tubular goods to support our 2005 drilling program. Deferred income tax benefit increased $53.9 million primarily because of higher oil and gas prices and the resulting loss in net hedge derivatives. Total current liabilities increased $155.6 million during the first quarter of 2005 primarily because of a $153.2 million increase in derivative fair value liabilities attributable to the effect of higher product prices.

Working capital decreased from a negative position of $64 million at December 31, 2004 to a negative position of $127.5 million at March 31, 2005. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital increased $39.4 million.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, often lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under our revolving credit agreement.

Acquisitions and Development

At the end of March 2005, we traded nonoperated producing properties owned by us in the San Juan and Permian basins and in Alaska for producing properties owned by ConocoPhillips in the East Texas Freestone Trend, the San Juan Basin and the Permian Basin Goldsmith Field. The properties exchanged by each party had an approximate value of $74 million. We operate the properties that we received in this exchange.

On April 1, 2005, we acquired Antero Resources Corporation, which operates in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $685 million, consisting of $337.5 million cash, 13.3 million shares of our common stock and warrants to purchase an additional 2 million shares at $27.00 per share. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. We also purchased related midstream assets encompassing 80 miles of pipeline and associated compression and processing facilities through the assumption of related bank debt of $175 million. Including additional assumed debt of $43 million for ongoing development, leasing and infrastructure, the adjusted purchase price totaled $903 million. Further purchase price adjustments will be made for net assets and liabilities acquired and a step-up for deferred income taxes. At closing, total Antero Resources assumed bank debt was repaid with borrowings under our revolving credit facility.

We have entered an agreement to purchase producing properties from Plains Exploration & Production Company for $350 million. The properties are located in our core Eastern Region of East Texas and northwestern Louisiana and we will operate approximately 60% of the value of the acquired properties. The purchase will have an effective date of January 1, 2005, and is expected to close by May 31, 2005, subject to customary closing conditions and adjustments. The final closing price will be reduced by net revenues after the effective date, estimated at $20 to $25 million.

Exploration and development expenditures for the first three months of 2005 were $247.4 million, compared with $104.5 million for the first three months of 2004. As a result of additional development opportunities related to acquisitions, we have increased our 2005 exploration and development budget to $935 million. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

We will continue to evaluate additional acquisition opportunities during 2005. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, issuance of public or private debt or equity, or asset sales. Strategic property acquisitions during 2005 may alter the amount currently budgeted for development and exploration. Our expenditures for acquisitions, development and exploration will be adjusted throughout 2005 to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs in the event of significant changes in oil and gas prices.

Through the first three months of 2005, we participated in drilling approximately 132 gas wells, 21 oil wells and performed 118 workovers. One nonoperated exploratory dry hole was drilled. Our drilling activity for the year to date was concentrated in East Texas, the Arkoma, Permian, Raton and San Juan basins and the Barnett Shale. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

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

Debt and Equity

On April 1, 2005, we entered into an amended and restated five-year senior revolving credit agreement with commercial banks that provides for an initial commitment amount of $1.5 billion, which may be increased by us, subject to certain approvals, to a maximum of $2 billion. The new agreement amends and restates our existing five-year revolving credit agreement dated February 17, 2004. The new agreement also increased permitted encumbrances and investments. We will use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper. The maturity date on the facility is April 1, 2010, with annual options to request successive one-year extensions.

Also on April 1, 2005, we entered into an amendment to our $300 million term loan credit agreement. The amendment conforms the covenants contained in the term loan to the covenants contained in our revolving credit agreement, which was amended and restated as of the same date.

On April 6, 2005, we sold $400 million of 5.3% senior notes that were issued at 99.683% of par to yield 5.338% to maturity. Net proceeds of approximately $395.5 million were used to reduce borrowings under our bank revolving credit facility. The notes mature on June 30, 2015 and interest is payable each June 30 and December 30, beginning December 30, 2005.

Stockholders’ equity at March 31, 2005 increased $86.3 million from year-end because of earnings of $166.3 million for the three months ended March 31, 2005 and an increase in common stock and additional paid-in capital of $35.8 million related to the exercise of stock options and issuance of performance shares, partially offset by an increase in accumulated other comprehensive loss of $88.5 million, an increase in treasury stock of $9.9 million and common stock dividends declared of $17.4 million. The increase in accumulated other comprehensive loss was primarily attributable to an increase in the fair value loss of hedge derivatives related to higher natural gas and oil prices, partially offset by cash settlements of hedge derivatives during the first three months of 2005.

See Notes 4 and 8 to Consolidated Financial Statements.

Common Stock Dividends

In February 2005, the Board of Directors declared a first quarter 2005 dividend of $0.05 per share. Because of the four-for-three stock split effected on March 15, 2005, this represents a 33% increase in our dividend rate.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, which provides that all nonmonetary asset exchanges that have commercial substance must be measured based on the fair value of the assets exchanged, and any resulting gain or loss recorded. An exchange is defined as having commercial substance if it results in a significant change in expected future cash flows. Exchanges of operating interests by oil and gas producing companies to form a joint venture continue to be exempted. APB Opinion 29 previously exempted all exchanges of similar productive assets from fair value accounting, therefore resulting in no gain or loss recorded for such exchanges. We must implement SFAS 153 for any nonmonetary asset exchanges occurring on or after July 1, 2005. This change in accounting is currently not expected to have a significant effect on our reported financial position or earnings.

Also in December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission postponed the required implementation date for this new statement to annual periods beginning after June 15, 2005. We currently plan to adopt SFAS 123R as of January 1, 2006. We have previously recorded stock compensation pursuant to the intrinsic value method under APB No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will continue to be a significant part of employee compensation, and, therefore, SFAS No. 123R will have a significant impact on our financial statements. For the pro forma effect of recording compensation for all stock awards at fair value, utilizing the Black-Scholes method, see Note 12 to Consolidated Financial Statements. We are currently considering alternative valuation methods to determine stock award fair value for grants after December 31, 2005. We plan to use the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the estimated service period. The fair value of awards granted prior to January 1, 2006 will be the same value as determined under the Black–Scholes method for our pro forma disclosure. As of March 31, 2005, we had 86,000 stock options outstanding that had not yet vested, with an estimated Black-Scholes value of $700,000. Based on our estimated vesting period for these options, we currently anticipate compensation expense for service periods after December 31, 2005 will be less than $100,000.

In February 2005, the staff of the Securities and Exchange Commission sent a letter to oil and gas registrants regarding situations that require additional financial statement disclosures, pending final resolution of accounting treatment. The following are items related to registrants using the successful efforts method of accounting:

•	Companies may enter concurrent commodity buy/sale arrangements, or transactions in contemplation of other transactions, often to assure that the commodity is available at a specific location. Pending resolution of accounting questions with the Emerging Issues Task Force, the Commission staff has requested additional disclosures for any such material arrangements, including separate disclosure on the face of the income statement of any related proceeds and costs reported on a gross basis. These disclosures are not applicable to us since we have not entered any significant transactions of this nature.

•	Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. In April 2005, the FASB issued FASB Staff Position 19-1, Accounting for Suspended Well Costs. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved. FSP 19-1 is effective for all reporting periods beginning after April 4, 2005, however, early application is permitted. Pending adoption of FSP 19-1, the Commission staff has requested additional disclosures be included in registrants’ financial statements regarding their accounting policy for capitalization of exploratory drilling costs, as well as disclosure of capitalized exploratory drilling cost amounts included in the financial statements. We generally pursue development of proved reserves as opposed to exploration activities, and our drill well costs are generally transferred to producing properties within one month of the well completion date.

In March 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment. SAB No. 107 provides implementation guidance for SFAS No. 123R and specifies the interaction between SFAS No. 123R and certain SEC rules and regulations.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and in our Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

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

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2004 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2005, our variable rate debt had a carrying value of $566 million, which approximated its fair value, and our fixed rate debt had a carrying value of $1.6 billion and an approximate fair value liability of $1.7 billion. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2005, the fair value of our fixed rate debt would change by approximately $110 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of March 31, 2005, outstanding gas futures contracts, swap agreements and gas basis swap agreements had a net fair value loss of $131 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $47 million in the fair value of these gas futures contracts, swap agreements and gas basis swap agreements at March 31, 2005. As of March 31, 2005, outstanding oil futures contracts and differential swaps had a net fair value loss of $71.4 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $20.1 million in the fair value of these oil futures and differential swaps at March 31, 2005. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Because most of our futures contracts and swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive loss until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at March 31, 2005 was $19.9 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $7.0 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $5.0 million.

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

In September 2004, we were served with a lawsuit styled Burkett, et al. v. J.M. Huber Corp. and XTO Energy Inc. The action was filed in the District Court of La Plata County, Colorado against us and J.M. Huber Corporation. The plaintiffs allege that the defendants have deducted in their calculation of royalty payments expenses of compression, gathering, treatment, dehydration, or other costs to place the natural gas produced in a marketable condition at a marketable location. The plaintiffs seek to represent a class consisting of all lessors and their successors in interest who own or have owned mineral interests located in La Plata County, Colorado and that are leased to or operated by Huber or us, except to the extent that the lessors or their successors have expressly authorized deduction of post-production expenses from royalties. We acquired the interests of Huber in producing properties in La Plata County effective October 1, 2002, and have assumed the responsibility for certain liabilities of Huber prior to the effective date, which may include liability for post-production deductions made by Huber. As of December 31, 2004, based on an evaluation of available information, we accrued a $3.1 million estimated liability for this claim in our consolidated financial statements. On February 17, 2005, we agreed to a tentative settlement of approximately $5.1 million, resulting in an additional loss of approximately $2 million that has been recorded in our consolidated income statement for the three months ended March 31, 2005.

On March 31, 2005, the Division of Air Quality of the Department of Environmental Conservation of the State of Alaska issued us a Notice of Violation regarding nitrogen oxide emissions from one of our cranes that exceed the limitations of our operational permit for one of our platforms in the Cook Inlet of Alaska. We are currently in the initial investigatory phase of this matter and, although liability could potentially exceed $100,000, we do not anticipate a material penalty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during first quarter 2005:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January	—		$—	—

February	325,195	(a)	$30.52	—

March	—		$—	—

Total	325,195		$30.52	—	19,966,400

(a)	During the quarter ended March 31, 2005, the Company purchased shares of common stock as treasury shares to pay income tax withholding obligations in conjunction with vesting of performance shares under the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common shares.

(b)	The Company has a repurchase program approved by the Board of Directors for the repurchase of up to 20,000,000 shares of the Company’s common stock. The repurchase program was announced on August 18, 2004.

Items 3. through 5.

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number and Description
2.1	Agreement and Plan of Merger dated January 9, 2005 among XTO Energy Inc., XTO Barnett Inc. and Antero Resources Corporation (incorporated by reference to Exhibit 2.2 to XTO Energy’s Annual Report on Form 10-K for the year ended December 31, 2004)

2.2	Amendment No. 1 to Agreement and Plan of Merger, dated February 3, 2005 among XTO Energy Inc., XTO Barnett Inc. and Antero Resources Corporation (incorporated by reference to Exhibit 2.3 to XTO Energy’s Annual Report on Form 10-K for the year ended December 31, 2004)

2.3	Amendment No. 2 to Agreement and Plan of Merger, dated March 22, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 28, 2005)

2.4	Amendment No. 3 to Agreement and Plan of Merger, dated March 31, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 5, 2005)

4.1	Indenture for Senior Debt Securities dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 12, 2005)

4.2	First Supplemental Indenture dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed April 12, 2005)

4.3	Registration Rights Agreement dated April 1, 2005 among XTO Energy and the security holders of Antero Resources Corporation (included as an exhibit to the Agreement and Plan of Merger described in Exhibit 2.1 above)

10.1*	Consulting and Non-Competition Agreement dated April 1, 2005 between the Company and Steffen E. Palko (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 5, 2005)

10.2*	Form of Stock Grant Agreement for Non-Employee Directors under Section 11 of the XTO Energy Inc. 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005)

10.3	Amendment to Five-Year Revolving Credit Agreement, dated April 1, 2005 between the Company and certain commercial banks named therein

10.4	Amendment to Term Loan Agreement, dated April 1, 2005 between the Company and certain banks named therein

11	Computation of per share earnings (included in Note 8 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

15.1 Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

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

XTO ENERGY INC.

Date: May 5, 2005	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

By	/S/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)