Form 10-Q
period 2005-06-30
XTO ENERGY INC
filed 2005-08-09
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 1-10662

XTO Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	75_2347769
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

810 Houston Street, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 29, 2005
Common stock, $.01 par value	361,273,931

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended June 30, 2005

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

(in thousands, except shares)	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$7,033	$9,700
Accounts receivable, net	368,608	333,134
Derivative fair value	5,635	14,713
Current income tax receivable	17,987	9,089
Deferred income tax benefit	44,259	22,613
Other	94,647	47,716

Total Current Assets	538,169	436,965

Property and Equipment, at cost – successful efforts method:
Producing properties	8,702,016	6,871,245
Undeveloped properties	284,015	61,170
Other	200,639	106,031

Total Property and Equipment	9,186,670	7,038,446
Accumulated depreciation, depletion and amortization	(1,696,257)	(1,414,068)

Net Property and Equipment	7,490,413	5,624,378

Derivative fair value	494	—
Acquired gas gathering contracts, net of amortization	137,647	—
Goodwill	213,314	—
Other Assets	59,500	49,029

TOTAL ASSETS	$8,439,537	$6,110,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$474,006	$415,350
Payable to royalty trusts	7,464	9,823
Derivative fair value	144,732	75,534
Other	354	259

Total Current Liabilities	626,556	500,966

Long-term Debt	3,128,673	2,042,732

Other Long-term Liabilities:
Derivative fair value	15,648	11,179
Deferred income taxes payable	1,140,940	756,369
Asset retirement obligation	197,902	159,948
Other	42,785	39,805

Total Other Long-term Liabilities	1,397,275	967,301

Commitments and Contingencies (Note 4)

Stockholders’ Equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 362,751,847 and 348,428,489 shares issued)	3,627	3,484
Additional paid-in capital	1,795,430	1,410,135
Treasury stock, at cost (1,575,897 and 1,250,266 shares)	(34,855)	(24,917)
Retained earnings	1,590,079	1,239,553
Accumulated other comprehensive loss	(67,248)	(28,882)

Total Stockholders’ Equity	3,287,033	2,599,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,439,537	$6,110,372

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share data)	2005	2004	2005	2004
REVENUES
Gas and natural gas liquids	$594,135	$381,605	$1,086,698	$731,737
Oil and condensate	146,053	58,907	280,018	99,823
Gas gathering, processing and marketing	8,638	4,526	15,262	8,400
Other	(91)	(289)	(4,326)	(447)

Total Revenues	748,735	444,749	1,377,652	839,513

EXPENSES

Production	93,096	53,748	177,196	102,929
Taxes, transportation and other	69,370	38,260	128,807	74,823
Exploration	5,707	1,649	7,372	2,670
Depreciation, depletion and amortization	155,326	93,021	284,636	174,925
Accretion of discount in asset retirement obligation	2,768	1,716	5,483	3,322
Gas gathering and processing	2,080	1,382	3,459	3,719
General and administrative	34,771	67,227	85,074	113,981
Derivative fair value (gain) loss	340	(13)	14,509	6,362

Total Expenses	363,458	256,990	706,536	482,731

OPERATING INCOME	385,277	187,759	671,116	356,782

OTHER EXPENSE

Interest expense, net	37,796	22,242	66,795	41,879

INCOME BEFORE INCOME TAX	347,481	165,517	604,321	314,903

INCOME TAX

Current	29,102	8,209	52,314	14,966
Deferred	98,711	58,219	166,044	106,712

Total Income Tax Expense	127,813	66,428	218,358	121,678

NET INCOME	$219,668	$99,089	$385,963	$193,225

EARNINGS PER COMMON SHARE

Basic	$0.61	$0.30	$1.09	$0.60

Diluted	$0.60	$0.30	$1.07	$0.60

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.0075	$0.10	$0.0150

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	360,994	326,208	354,213	319,468

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated	Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$385,963	$193,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	284,636	174,925
Accretion of discount in asset retirement obligation	5,483	3,322
Non-cash incentive compensation	23,899	63,823
Deferred income tax	166,044	106,712
Non-cash derivative fair value loss	4,319	5,597
Other non-cash items	10,673	137
Changes in operating assets and liabilities, net of effects of acquisitions of corporations (a)	(94,817)	(50,223)

Cash Provided by Operating Activities	786,200	497,518

INVESTING ACTIVITIES

Proceeds from sales of property and equipment	16,312	—
Property acquisitions, including acquisitions of corporations	(1,007,587)	(912,050)
Development and capitalized exploration costs	(556,716)	(243,986)
Other property and asset additions	(70,847)	(17,403)

Cash Used by Investing Activities	(1,618,838)	(1,173,439)

FINANCING ACTIVITIES

Proceeds from long-term debt	2,194,732	1,731,710
Payments on long-term debt	(1,327,000)	(1,590,000)
Dividends	(30,398)	(4,223)
Net proceeds from common stock offering	—	579,999
Proceeds from exercise of stock options	14,543	5,909
Payments upon exercise of stock options	(6,008)	(2,685)
Senior note and debt offering costs	(5,450)	(10,334)
Purchases of treasury stock and other	(10,448)	(26,861)

Cash Provided by Financing Activities	829,971	683,515

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,667)	7,594

Cash and Cash Equivalents, Beginning of Period	9,700	6,995

Cash and Cash Equivalents, End of Period	$7,033	$14,589

(a) Changes in Operating Assets and Liabilities, net of effects of acquisitions of corporations
Accounts receivable	$17,013	$(64,911)
Other current assets	(55,677)	(19,178)
Other operating assets	(3,318)	1,157
Accounts payable, accrued liabilities and payable to royalty trusts	(50,129)	32,709
Other current liabilities	(2,706)	—

	$(94,817)	$(50,223)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2004, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2005 and our income for the three and six months ended June 30, 2005 and 2004, and our cash flows for the six months ended June 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and six-month periods ended June 30, 2005 and 2004 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

All common shares and per share amounts in the accompanying financial statements have been adjusted for the four-for-three stock split effected on March 15, 2005 and a five-for-four stock split effected on March 17, 2004.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2004 Annual Report on Form 10-K.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

Other

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we have determined that a portion of the purchase price of the Antero Resources acquisition (Note 12) is allocable to gas gathering contracts and goodwill. Gas gathering contracts are associated with the pipeline acquired, and the value of $140 million has been determined based on the estimated discounted cash flows from those contracts. The gas gathering contracts are amortized on a unit-of-production basis using the estimated proved reserves of the related Barnett Shale properties. As of June 30, accumulated amortization of acquired gas gathering contracts was $2.4 million. Our amortization expense is expected to be approximately $5 million for the remainder of 2005, and $8 million to $10 million annually from 2006 through 2010, depending on Barnett Shale development.

Goodwill of $213.3 million represents the excess of the purchase price paid for Antero Resources over the fair value of the assets acquired and liabilities assumed. In accordance with SFAS No. 142, goodwill is not amortized, but instead is subject to an annual assessment of impairment based on a fair value test.

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $81.8 million at June 30, 2005 and $34.7 million at December 31, 2004.

Accrued interest payable is included in accounts payable and accrued liabilities in the consolidated balance sheets, with balances of $34.7 million at June 30, 2005 and $26.6 million at December 31, 2004.

Our effective income tax rates for the three- and six-month 2005 and 2004 periods are higher than the maximum federal statutory rate of 35% primarily because of state income taxes and nondeductible compensation.

2. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the six months ended June 30, 2005:

(in thousands)
Asset retirement obligation, January 1, 2005	$159,948

Revision in estimated cash flows	15,902
Liability incurred upon acquiring and drilling wells	17,824
Liability settled upon plugging and abandoning wells	(866)
Liability assumed by others for wells sold	(389)
Accretion of discount expense	5,483

Asset retirement obligation, June 30, 2005	$197,902

3. Long-term Debt

Our long-term debt consists of the following:

(in thousands)	June 30, 2005	December 31, 2004
Bank debt:
Revolving credit agreement due April 2010	$833,000	$146,000
Term loan due April 2010	300,000	300,000
Senior notes:
7.5%, due April 15, 2012	350,000	350,000
6.25%, due April 15, 2013	400,000	400,000
4.9%, due February 1, 2014, net of discount	497,176	497,012
5%, due January 31, 2015, net of discount	349,734	349,720
5.3% due June 30, 2015, net of discount	398,763	—

Total long-term debt	$3,128,673	$2,042,732

On April 1, 2005, we entered into an amended and restated five-year senior revolving credit agreement with commercial banks with an initial commitment amount of $1.5 billion, which may be increased by us, subject to certain approvals, to a maximum of $2 billion. The new agreement amends and restates our existing five-year revolving credit agreement dated February 17, 2004. We will use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper. The maturity date on the facility is April 1, 2010, with annual options to request successive one-year extensions. On June 30, 2005, borrowings under the revolving credit agreement were $833 million, with unused borrowing capacity of $667 million. The weighted average interest rate of 4.1% at June 30, 2005 is based on the one-month London Interbank Offered Rate plus 0.75%.

Also on April 1, 2005, we entered into an amendment to our $300 million term loan credit agreement. The amendment conforms the term loan covenants to the covenants contained in our revolving credit agreement.

In June 2005, we entered into an unsecured $15 million uncommitted line of credit agreement with a commercial bank.

On April 6, 2005, we sold $400 million of 5.3% senior notes at 99.683% of par to yield 5.338% to maturity. Net proceeds of approximately $395.5 million were used to reduce borrowings outstanding under our bank revolving credit facility. The notes mature in June 2015 and interest is payable each June 30 and December 30, beginning December 30, 2005.

4. Commitments and Contingencies

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, we joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving us and other defendants. We and the other defendants filed a motion to modify the special master’s report. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

In September 2004, we were served with a lawsuit styled Burkett, et al. v. J.M. Huber Corp. and XTO Energy Inc. The action was filed in the District Court of La Plata County, Colorado against us and J.M. Huber Corporation. The plaintiffs allege that the defendants have deducted in their calculation of royalty payments expenses of compression, gathering, treatment, dehydration, or other costs to place the natural gas produced in a marketable condition at a marketable location. The plaintiffs seek to represent a class consisting of all lessors and their successors in interest who own or have owned mineral interests located in La Plata County, Colorado and that are leased to or operated by Huber or us, except to the extent that the lessors or their successors have expressly authorized deduction of post-production expenses from royalties. We acquired the interests of Huber in producing properties in La Plata County effective October 1, 2002, and have assumed the responsibility for certain liabilities of Huber prior to the effective date, which may include liability for post-production deductions made by Huber. As of December 31, 2004, based on an evaluation of available information, we accrued a $3.1 million estimated liability for this claim in our consolidated financial statements. On February 17, 2005, we agreed to a settlement of $5.1 million, resulting in an additional loss of approximately $2 million that has been recorded in our consolidated income statement for the six months ended June 30, 2005. We expect to pay this settlement in August 2005.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. As calculated on a monthly basis, our failure to deliver these minimum volumes to the pipeline requires us to pay the pipeline for any deficiency. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of June 30, 2005, maximum commitments under our transportation contracts were as follows:

(in thousands)
2005	$18,683
2006	39,937
2007	37,006
2008	35,150
2009	34,376
Remaining	92,133

$257,285

In July 2005, we entered into a ten-year firm transportation contract that commences upon completion of a new 264-mile pipeline spanning from North Texas to East Texas. Upon the pipeline’s completion, currently expected in 2007, we will transport gas volumes for a minimum transportation fee ranging from $2.1 million per month in the first year, up to approximately $4.1 million per month in the fourth year.

Drilling Contracts

As of June 30, 2005, we have contracts to use 55 drilling rigs with terms of up to two years with total commitments of $137.5 million. Early termination of these contracts at June 30, 2005 would have required us to pay maximum penalties of $60.6 million. We do not currently expect to pay any early termination penalties related to these contracts.

Other

On April 3, 2005, the Board of Directors accepted the retirement of Steffen E. Palko from the Board effective April 1, 2005, and as President effective May 1, 2005, and we entered a consulting and noncompetition agreement with him. Under the terms of this agreement, Mr. Palko is entitled to a $4 million bonus related to his performance as an employee and $2 million related to a noncompetition period of 18 months. Mr. Palko was paid $3 million on May 1 and the remaining $3 million is payable on November 1, 2006. Of the $4 million bonus, $3 million was expensed during the three-month period ended March 31, 2005, and $1 million was expensed in the three-month period ended June 30, 2005. The $2 million related to the noncompetition period is being expensed ratably from May 2005 through October 2006. We also will pay Mr. Palko $65,000 per month for his consulting services, office space and other expenses for 18 months, subject to termination by either party upon thirty days’ notice. However, we are obligated to make the consulting payments to Mr. Palko for a minimum of nine months unless the contract is earlier terminated or breached by Mr. Palko.

In May 2005, in recognition of the Chairman and Chief Executive Officer of the Company, in support of local education and in benefit to our ongoing oil and gas business endeavors in this area, the Board of Directors approved a pledge to contribute $3.1 million to a school in Fort Worth. Of this amount, $3 million is to be used for capital improvements. The remaining $100,000 is to be used for a scholarship fund for economically disadvantaged students. This pledge is to be paid annually in four equal installments of $775,000, the first of which was paid in June 2005. As of June 30, 2005, the total contribution has been expensed as general and administrative expense, and the remaining $2.3 million pledge payable is included in accounts payable and accrued liabilities.

In October 2004, we agreed to purchase an airplane and made an initial payment of $6.8 million. After an additional payment of $9.3 million was made in April 2005, we made a final payment of $1.7 million in July 2005 when we took delivery of the airplane.

Through July 2005, we have acquired more than 160,000 net acres in the Barnett Shale of North Texas. Many of these net acres are generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding one year. We do not currently expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we may allow certain lease acreage to expire in the future.

We acquired compressor leases as a result of our April 1, 2005 Antero Resources acquisition. We expect to make payments totaling $5.7 million over the remaining terms of the leases through 2011, including $400,000 for the remainder of 2005.

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

The components of derivative fair value (gain) loss in the consolidated income statements are:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
Change in fair value of Btu swap contracts	$(3,629)	$581	$(2,808)	$2,722
Change in fair value of other derivatives that do not qualify for hedge accounting	1,884	(296)	13,473	(1,330)
Ineffective portion of derivatives qualifying for hedge accounting	2,085	(298)	3,844	4,970

Derivative fair value (gain) loss	$340	$(13)	$14,509	$6,362

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2005 and December 31, 2004 are summarized below. The increase in the net derivative liability from December 31, 2004 to June 30, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period.

(in thousands)	June 30, 2005	December 31, 2004
Derivative Assets:
Fixed-price natural gas futures and swaps	$5,320	$10,962
Fixed-price crude oil futures and differential swaps	809	3,751
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(89,316)	(41,754)
Fixed-price crude oil futures and differential swaps	(54,792)	(25,879)
Btu swap contracts	(16,272)	(19,080)

Net derivative liability	$(154,251)	$(72,000)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of June 30, 2005, our allowance for uncollectible receivables was $3.9 million.

6. Commodity Sales Commitments

Our policy is to consider hedging a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management may enter into hedging agreements because of the benefits of more predictable production growth and cash flows. See Note 5 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from crude oil and natural gas sales through December 2006.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

	Futures Contracts and Swap Agreements (a)
Production Period	Mcf per Day	Average NYMEX Price per Mcf
2005 July to December	260,000	$5.97
2006 January to December	10,000	$7.78

(a)

Includes a 10,000 Mcf per day swap agreement acquired in the Antero Resources acquisition (Note 12) at the April 1, 2005 mark-to-market price of $7.78 per Mcf, which is the price used for cash flow hedge accounting purposes. The cash settlement contract price is $4.93 per Mcf.

We acquired the following put and call options in the Antero Resources acquisition (Note 12). These contracts are not designated as cash flow hedges. Changes in the fair market value of these options are recorded as a derivative fair value (gain) loss in our consolidated income statement.

	Put Options		Call Options
Period	Average Mcf per day	Average Price per Mcf	Average Mcf per day	Average Price per Mcf
2005 July to December	5,484	$3.21	1,246	$4.71
	2,529	$4.12	—	—
2006 January to December	6,019	$3.21	2,216	$4.71
	2,603	$4.13	—	—

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment for the following delivery locations and periods:

	Delivery Location
Production Period	Arkoma	East Texas	Rockies	San Juan Basin	West Texas	Total
2005

July to August
Mcf per day	20,000	320,000	5,000	30,000	5,000	380,000
Basis per Mcf (a)	$(0.24)	$(0.10)	$(0.75)	$(0.68)	$(0.27)

September
Mcf per day	20,000	300,000	5,000	30,000	5,000	360,000
Basis per Mcf (a)	$(0.24)	$(0.10)	$(0.75)	$(0.68)	$(0.27)

October
Mcf per day	20,000	270,000	5,000	30,000	5,000	330,000
Basis per Mcf (a)	$(0.24)	$(0.14)	$(0.75)	$(0.68)	$(0.27)

November to December
Mcf per day	—	220,000	10,000	40,000	5,000	275,000
Basis per Mcf (a)	—	$(0.17)	$(0.76)	$(0.68)	$(0.27)

2006

January to December
Mcf per day	—	140,000	—	—	5,000	145,000
Basis per Mcf (a)	—	$(0.30)	—	—	$(0.27)

(a)	Reductions to NYMEX gas prices for delivery location.

In the first six months of 2005, net losses on futures and basis swap hedge contracts decreased gas revenue by $19.9 million. In the first six months of 2004, net losses on futures and basis swap hedge contracts decreased gas revenue by $61 million. As of June 30, 2005, an unrealized pre-tax derivative fair value loss of $62.6 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive loss. Based on June 30 mark-to-market prices, a fair value loss of $62.3 million is expected to be reclassified into earnings through June 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

The settlement of futures contracts and basis swap agreements related to July 2005 gas production reduced gas revenue by approximately $7.9 million, or $0.25 per Mcf.

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

In the first half of 2005, net losses on futures and differential swap hedge contracts decreased oil revenue by $24.7 million. There were no hedging activities related to the first six months of 2004 oil production. As of June 30, 2005, an unrealized pre-tax derivative fair value loss of $42.5 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive loss. This entire fair value loss is expected to be reclassified into earnings in 2005. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

7. Equity

We effected a four-for-three stock split on March 15, 2005 and a five-for-four stock split on March 17, 2004. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

Our acquisition of Antero Resources Corporation in April 2005 (Note 12) was partially funded through issuance to the seller of 13.3 million shares of common stock and five-year warrants to purchase an additional 2 million shares of common stock at $27.00 per share. We filed a shelf registration statement with the Securities and Exchange Commission for the resale of the common stock, including shares issued upon exercise of the warrants.

In February 2005, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities, preferred stock, common stock, or warrants to purchase debt or stock. The total face amount of securities that can be offered is $2.5 billion, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including the reduction of bank debt. In April 2005, we sold $400 million of 5.3% senior notes under this registration statement (Note 3).

See Note 11.

8. Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30
	2005			2004
(in thousands, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$219,668	360,994	$0.61	$99,089	326,208	$0.30

Effect of dilutive securities:
Stock options	—	5,429		—	3,007
Warrants	—	291		—	—

Diluted	$219,668	366,714	$0.60	$99,089	329,215	$0.30

	Six Months Ended June 30
	2005			2004
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$385,963	354,213	$1.09	$193,225	319,468	$0.60

Effect of dilutive securities:
Stock options	—	5,058		—	2,827
Warrants	—	119		—	—

Diluted	$385,963	359,390	$1.07	$193,225	322,295	$0.60

9. Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2005	2004	2005	2004
Net income	$219,668	$99,089	$385,963	$193,225

Other comprehensive income (loss):
Change in hedge derivative fair value	49,425	(33,013)	(106,986)	(111,063)
Realized loss on hedge derivative contracts loss settlements reclassified into earnings from accumulated other comprehensive loss (a)	28,887	38,212	47,039	62,010

	78,312	5,199	(59,947)	(49,053)
Income tax (expense) benefit	(28,192)	(1,924)	21,581	18,150
Effect of increase in tax rate to 37%	—	2,723	—	1,637

Total other comprehensive income (loss)	50,120	5,998	(38,366)	(29,266)

Total comprehensive income	$269,788	$105,087	$347,597	$163,959

(a)

For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as oil and gas revenue. For realized losses upon contract settlements, the increase in comprehensive income offsets contract payments generally recorded as reductions to oil and gas revenue.

10. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Six Months Ended June 30
(in thousands)	2005	2004
Interest	$58,682	$31,112
Income tax	$61,211	$18,678

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the six-month periods ended June 30, 2005 and 2004:

•	Grants of 105,000 performance shares and vesting of 861,000 performance shares in 2005 and grants of 1.8 million performance shares and vesting of 3.2 million performance shares in 2004 (Note 11)

•	Grants and immediate vesting of 18,000 unrestricted common shares to nonemployee directors in each of 2005 and 2004 (Note 11)

•	Exchange of producing properties with ConocoPhillips in March 2005 (Note 12)

•

Non-cash components of the April 2005 Antero Resources acquisition purchase price, including issuance of 13.3 million shares of common stock and 2 million warrants to purchase common stock, and assumption of debt and other liabilities (Note 12)

11. Employee Benefit Plans

During the first half of 2005, a total of 1.4 million stock options were exercised at a weighted average exercise price of $18.66 per share. As a result of these exercises, outstanding common stock increased by 882,000 shares and stockholders’ equity increased by a net $15.4 million. During the first half of 2005, a total of 2.3 million stock options were granted to employees with a weighted average exercise price of $28.22. Of these stock options, 730,000 are currently exercisable because of the common stock price closing above specified target levels, and 550,000 will vest when the common stock price closes above $40. Approximately 940,000 stock options vest over three years at a rate of one-third at each grant anniversary date, with no provision for accelerated performance-based vesting.

During the first six months of 2005, 105,000 performance shares were issued to key employees and 861,000 performance shares vested. As of June 30, 2005, there were 41,000 performance shares outstanding, of which 1,000 shares vested in July when the common stock price closed above $35.00. The remaining performance shares will vest 20,000 when the common stock price closes above $37.50 and 20,000 when the common stock price closes above $42.50. In February 2005 and 2004, nonemployee directors received a grant of 18,000 unrestricted common shares with a value of $500,000 in 2005 and $300,000 in 2004. Non-cash compensation expense related to performance shares was $23.4 million for the first six months of 2005 and $63.5 million for the first six months of 2004.

The following are pro forma net income and earnings per share for the three and six months ended June 30, 2005 and 2004, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per share data)	2005	2004	2005	2004
Net income as reported	$219,668	$99,089	$385,963	$193,225
Add stock-based compensation expense included in the income statement, net of related tax effects	195	23,768	15,458	44,699
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(2,439)	(19,714)	(62,276)	(53,675)

Pro forma net income	$217,424	$103,143	$339,145	$184,249

Earnings per common share:
Basic
As reported	$0.61	$0.30	$1.09	$0.60

Pro forma	$0.60	$0.32	$0.96	$0.58

Diluted
As reported	$0.60	$0.30	$1.07	$0.60

Pro forma	$0.59	$0.31	$0.94	$0.57

12. Acquisitions

In March 2005, we traded nonoperated producing properties owned by us in the San Juan and Permian basins and in Alaska for producing properties owned by ConocoPhillips in the East Texas Freestone Trend, the San Juan Basin and the Permian Basin Goldsmith Field. The properties exchanged by each party had an approximate value of $74 million. We accounted for this transaction as an exchange of similar productive assets used in oil and gas producing activities, under APB Opinion No. 29 and SFAS No. 19, resulting in no gain or loss recognized on the exchange. We operate the properties that we received in this exchange.

To further establish our presence in the Barnett Shale in the Fort Worth Basin, we acquired Antero Resources Corporation on April 1, 2005. Antero Resources owns operated gas-producing properties and undeveloped properties in the Barnett

Shale. In the transaction, we paid cash of $342.5 million, issued 13.3 million shares of our common stock, and issued warrants to purchase an additional 2 million shares of our common stock at $27.00 per share. We are maintaining an effective shelf registration statement to cover the resale of shares of common stock issued in the Antero Resources acquisition, including shares issued upon exercise of the warrants. We also assumed $218 million of debt from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, total Antero Resources assumed bank debt was repaid with borrowings under our revolving credit facility.

The following is the calculation of the purchase price of Antero Resources Corporation and the preliminary allocation to assets and liabilities as of April 1, 2005. The fair value of consideration issued is determined as of January 10, 2005, the date the acquisition was announced. The purchase price allocation is subject to adjustment, pending final determination of the tax bases and the fair value of certain assets acquired and liabilities assumed.

(in thousands)

Consideration issued to Antero Resources shareholders:
13.3 million shares of common stock (at fair value of $24.73 per share)	$329,703
2 million warrants to purchase common stock at $27.00 per share (at fair value of $8.46 per warrant)	16,924

346,627
Cash paid	342,500

Total consideration issued to Antero shareholders	689,127
Estimated transaction costs incurred	115

Total purchase price	689,242

Fair value of liabilities assumed:
Current liabilities	112,184
Long-term debt	218,000
Asset retirement obligation	4,294
Other long-term liabilities	10,607
Deferred income taxes	225,349

Total purchase price plus liabilities assumed	$1,259,676

Fair value of assets acquired:
Cash and cash equivalents	$2,280
Other current assets	54,462
Producing gas properties	634,294
Undeveloped gas properties	180,000
Other property and equipment, primarily gathering and pipeline assets	35,000
Acquired gas gathering contracts	140,000
Other assets	326
Goodwill (none deductible for income taxes)	213,314

Total fair value of assets acquired	$1,259,676

On May 31, 2005, we acquired producing properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. The acquisition was funded with borrowings under our revolving credit facility and is subject to typical post-closing adjustments.

In June 2005, we entered an agreement with ExxonMobil Corporation to develop acreage in the northeastern portion of the Piceance Basin in northwest Colorado. Under the terms of the deal, we will farm-in approximately 69,500 contiguous gross acres east of ExxonMobil’s Piceance Creek Unit. We will operate and earn a 50% working interest ownership in the entire leasehold position by drilling four wells. We anticipate drilling the first well by year-end 2005.

In July 2005, we acquired producing properties in the Permian Basin of West Texas and New Mexico from ExxonMobil Corporation for an adjusted purchase price of $199.8 million. The acquisition was funded with borrowings under our revolving credit facility and is subject to typical post-closing adjustments.

In two separate transactions during April 2004, we acquired predominantly oil-producing properties in the Permian Basin of West Texas and in the Powder River Basin of Wyoming from ExxonMobil Corporation for an adjusted purchase price of $336 million, which includes a $5 million payment that had been contingent upon earnings from one property. The acquisitions were funded with bank borrowings that were repaid from the sale of common stock in May 2004.

In August 2004, we acquired producing properties from ChevronTexaco Corporation. These properties expanded our operations in our Eastern Region, the Permian Basin and Mid-Continent and added new coal bed methane properties in the Rocky Mountains and a new operating region in South Texas. After adjustments for net revenues from the January 1, 2004 effective date, preferential purchase right elections and other typical closing adjustments, the adjusted purchase price was approximately $930 million. The acquisition was funded through existing bank credit facilities and the sale of common stock in May 2004, and is subject to typical post-closing adjustments.

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the six months ended June 30, 2005 and 2004 and the year ended December 31, 2004, as if the Antero, ChevronTexaco and ExxonMobil acquisitions were made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(in thousands, except per share data)	Six Months Ended June 30		Year Ended December 31, 2004
	2005	2004
Revenues	$1,413,699	$891,479	$2,266,503

Net income	$388,417	$197,174	$566,233

Earnings per common share:
Basic	$1.08	$0.57	$1.59

Diluted	$1.06	$0.57	$1.58

Weighted average shares outstanding:
Basic	360,843	344,342	355,544

Diluted	366,137	347,170	358,319

REPORT	OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2005, and the related consolidated income statements for the three- and six-month periods ended June 30, 2005 and 2004, and the consolidated cash flow statements for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of XTO Energy Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2004 Annual Report on Form 10-K, and in our report dated March 7, 2005, we expressed an unqualified opinion on those statements. Our report on those statements referred to a change in accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2004 Annual Report on Form 10_K from which it has been derived.

KPMG LLP

Dallas, Texas

August 5, 2005

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2004 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Quarter Ended June 30			Six Months Ended June 30
	2005	2004	Increase	2005	2004	Increase
Total production
Gas (Mcf)	92,725,915	73,093,864	27%	175,677,602	143,295,112	23%
Natural gas liquids (Bbls)	937,783	679,163	38%	1,890,357	1,294,859	46%
Oil (Bbls)	3,368,997	1,609,104	109%	6,575,382	2,834,876	132%
Mcfe	118,566,595	86,823,466	37%	226,472,036	168,073,522	35%

Average daily production
Gas (Mcf)	1,018,966	803,229	27%	970,594	787,336	23%
Natural gas liquids (Bbls)	10,305	7,463	38%	10,444	7,115	47%
Oil (Bbls)	37,022	17,682	109%	36,328	15,576	133%
Mcfe	1,302,930	954,104	37%	1,251,227	923,481	35%

Average sales price
Gas per Mcf	$6.10	$5.00	22%	$5.87	$4.90	20%
Natural gas liquids per Bbl	$30.29	$23.43	29%	$29.70	$22.86	30%
Oil per Bbl	$43.35	$36.61	18%	$42.59	$35.21	21%

Average NYMEX prices
Gas per MMBtu	$6.73	$5.99	12%	$6.50	$5.84	11%
Oil per Bbl	$53.23	$38.27	39%	$51.56	$36.69	41%

Bbl	- Barrel
Mcf	- Thousand cubic feet
Mcfe	- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)
MMBtu	- One million British Thermal Units, a common energy measurement

Production increases from 2004 to 2005 for the quarter and six-month periods are primarily because of acquisitions and development activity, partially offset by natural decline.

Gas prices increased from 2004 through the first six months of 2005 primarily because of increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas. Management expects natural gas prices to remain volatile. The NYMEX price for July 2005 was $6.98 per MMBtu. At July 29, 2005, the average NYMEX futures price for the following twelve months was $8.39 per MMBtu.

Oil prices increased from 2004 through the first six months of 2005 primarily because of increasing global demand and supply shortage concerns, the weaker U.S. dollar, market speculation and political instability. Oil prices increased to record levels in July 2005, exceeding $61.00 per Bbl. Management expects oil prices to remain volatile. The average NYMEX price for July 2005 was $59.05 per Bbl. At July 29, 2005, the average NYMEX futures price for the following twelve months was $62.84 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2006 and oil sales through December 2005; see Note 6 to Consolidated Financial Statements. During second quarter 2005, our hedging activities decreased gas revenue by $15.8 million, or $0.17 per Mcf, and oil revenue by

$13.1 million, or $3.90 per Bbl. For the first half of 2005, our hedging activities decreased gas revenue by $19.9 million, or $0.11 per Mcf, and oil revenue by $24.7 million, or $3.75 per Bbl. During second quarter 2004, our hedging activities decreased gas revenue by $37.8 million, or $0.52 per Mcf. For the first half of 2004, our hedging activities decreased gas revenue by $61 million, or $0.43 per Mcf. There were no oil hedge gains or losses in the first half of 2004.

Results of Operations

Quarter Ended June 30, 2005 Compared with Quarter Ended June 30, 2004

Net income for second quarter 2005 was $219.7 million compared to $99.1 million for second quarter 2004. Second quarter 2005 earnings include the net after-tax effects of stock-based incentive compensation of $200,000 as well as a $200,000 fair value loss on certain derivatives that do not qualify for hedge accounting. Second quarter 2004 earnings include the net after-tax effects of stock-based incentive compensation of $23.8 million (of which $19.3 million is non-cash) and a total of $11.7 million in special bonuses related to acquisitions announced in second quarter 2004.

Total revenues for second quarter 2005 were $748.7 million, a 68% increase from second quarter 2004 revenues of $444.7 million. Operating income for the quarter was $385.3 million, a 105% increase from second quarter 2004 operating income of $187.8 million. Gas and natural gas liquids revenues increased $212.5 million (56%) because of the 27% increase in gas volumes and the 38% increase in natural gas liquids volumes, as well as the 22% increase in gas prices and the 29% increase in natural gas liquids prices. Oil revenue increased $87.1 million (148%) because of the 109% increase in production and the 18% increase in oil prices. Second quarter gas gathering, processing and marketing revenues increased $4.1 million from second quarter 2004 primarily because of new gathering assets as a result of the Antero Resources acquisition and increased volumes, margins and prices.

Expenses for second quarter 2005 totaled $363.5 million, a 41% increase from second quarter 2004 expenses of $257 million. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $39.3 million (73%) primarily because of increased overall production, higher maintenance, labor and fuel costs and the 109% increase in oil production, which is more expensive to produce than natural gas. Taxes, transportation and other increased $31.1 million (81%) from the second quarter of 2004 primarily because of a comparable increase in oil and gas revenues. Exploration expense increased $4.1 million (246%) primarily because of seismic studies in the Barnett Shale and three unsuccessful exploratory wells. Depreciation, depletion and amortization increased $62.3 million (67%) because of increased production and higher acquisition and development costs.

General and administrative expense decreased $32.5 million (48%). Excluding a $37.4 million decrease in non-cash incentive compensation related to performance share grants to employees and the $11.7 million in special bonuses related to acquisitions announced in second quarter 2004, general and administrative expense increased $16.6 million (94%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

Interest expense increased $15.6 million (70%) primarily because of a 77% increase in weighted average borrowings to partially fund acquisitions. The effective income tax rate for the 2005 quarter was 36.8%, as compared with 40.1% for second quarter 2004. The higher rate in 2004 is because of state income taxes.

Six Months Ended June 30, 2005 Compared with Six Months Ended June 30, 2004

Net income for the six months ended June 30, 2005 was $386 million, compared to $193.2 million for the same 2004 period. Earnings for the first six months include the net after-tax effects of non-cash incentive compensation of $15.3 million and a $9.3 million fair value loss on certain derivatives that do not qualify for hedge accounting. Earnings for the first half of 2004 include the net after-tax effects of stock-based incentive compensation of $44.7 million (of which $40.2 million is non-cash), special bonuses totaling $11.7 million related to acquisitions announced in second quarter 2004, and a $4 million fair value loss on certain derivatives that do not qualify for hedge accounting.

Total revenues for the first half of 2005 were $1.4 billion, or $538.1 million (64%) higher than revenues of $839.5 million for the first half of 2004. Operating income for the first half of 2005 was $671.1 million, an 88% increase from operating income of $356.8 million for the comparable 2004 period. Gas and natural gas liquids revenues increased $355 million (49%) primarily because of the 23% increase in gas production and the 46% increase in natural gas liquids production, as well as the 20% increase in gas prices and the 30% increase in natural gas liquids prices. Oil revenue increased $180.2 million (181%) because of the 132% increase in production and the 21% increase in prices. Gas gathering, processing and marketing revenues increased $6.9 million (82%) primarily because of new gathering assets as a result of the Antero Resources acquisition and increased volumes, margins and prices. In the first half of 2005, other revenues included a $2.8 million loss on sale of property and equipment and an additional loss of $2 million related to a lawsuit settlement. See Note 4 to Consolidated Financial Statements.

Expenses for the first half of 2005 totaled $706.5 million, a 46% increase from total expenses for the first half of 2004 of $482.7 million. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $74.3 million (72%) primarily because of increased production, labor, fuel, compression and maintenance costs and the 132% increase in oil production, which is more expensive to produce than natural gas. Taxes, transportation and other increased $54 million (72%) primarily because of a corresponding increase in revenues. Exploration expense increased $4.7 million (176%) primarily because of seismic studies in the Barnett Shale and three unsuccessful exploratory wells. Depreciation, depletion and amortization increased $109.7 million (63%) because of increased production and higher acquisition and development costs.

General and administrative expense decreased $28.9 million (25%). Excluding a $47.1 million decrease in non-cash incentive compensation related to performance share grants to employees and the $11.7 million in special bonuses related to acquisitions announced in second quarter 2004, general and administrative expense increased $29.9 million (95%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

The derivative fair value loss for the first six months of 2005 was $14.5 million compared to the year-to-date 2004 derivative fair value loss of $6.4 million. The increased loss is primarily because of the effect of rising crude oil prices on derivatives not qualifying for hedge accounting. See Note 5 to Consolidated Financial Statements. Interest expense increased $24.9 million (59%) primarily because of a 67% increase in the weighted average borrowings to partially fund property acquisitions, partially offset by a 2% decrease in the weighted average interest rate.

The 2005 year-to-date effective income tax rate was 36.1%, as compared with a 38.6% effective rate for the six-month 2004 period. The higher rate in 2004 is because of increased state income taxes.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended June 30			Six Months Ended June 30
	2005	2004	Increase	2005	2004	Increase
Production	$0.79	$0.62	27%	$0.78	$0.61	28%
Taxes, transportation and other	0.59	0.44	34%	0.57	0.45	27%
Depreciation, depletion and amortization (DD&A)	1.31	1.07	22%	1.26	1.04	21%
General and administrative (G&A) (a)	0.29	0.20	45%	0.27	0.19	42%
Interest	0.32	0.26	23%	0.29	0.25	16%

(a)	Excludes the following:

•	In the 2004 quarter, stock-based incentive compensation of $37.7 million ($0.43 per Mcfe) and special acquisition-related bonuses of $11.7 million ($0.14 per Mcfe)

•	In the 2005 six-month period, non-cash incentive compensation of $23.9 million ($0.11 per Mcfe)

•	In the 2004 six-month period, stock-based incentive compensation of $70.9 million ($0.42 per Mcfe) and special acquisition-related bonuses of $11.7 million ($0.07 per Mcfe)

The following are explanations of expense variances on an Mcfe basis:

Production expenses - Increased production expense is primarily because of the increase in oil production (109% for the quarter and 132% for the six-month period) which is more expensive to produce than natural gas, and also because of the higher cost of gas used for fuel.

•	Taxes, transportation and other - Most of these expenses vary with product prices.

•	DD&A - Increased DD&A is primarily because of higher acquisition and development costs per Mcfe.

•	G&A - Increased G&A is primarily because of higher employee expenses related to Company growth.

•	Interest - Increased interest is primarily because of an increase in outstanding borrowings as a result of a greater portion of our recent acquisitions being financed with debt.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $786.2 million for the first six months of 2005, compared with $497.5 million for the same 2004 period. Cash provided by operating activities for the first half of 2005 increased primarily because of production from development activity and acquisitions and increased prices. Cash flow from operating activities was reduced by changes in operating assets and liabilities of $94.8 million in the first half of 2005 and $50.2 million in the first half of 2004. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense of $7.4 million in the first half of 2005 and $2.7 million in the first half of 2004.

During the six months ended June 30, 2005, cash provided by operating activities of $786.2 million and net debt proceeds of $867.7 million were used to fund net property acquisitions, development costs and other net capital additions of $1.6 billion, dividends of $30.4 million, senior note and debt offering costs of $5.5 million and treasury stock purchases and other net costs of $16.5 million primarily related to performance share vesting and employee stock option exercises. The resulting decrease in cash and cash equivalents for the period was $2.7 million.

Total current assets increased $101.2 million during the first half of 2005 primarily because of the Antero Resources acquisition. Excluding the effect of the Antero Resources acquisition, current assets increased $44.5 million primarily because of a $45.5 million increase in other current assets related to an increase in warehouse stock tubular goods to support our 2005 drilling program. Also, the deferred income tax benefit increased $21.6 million because of higher oil and gas prices and the resulting loss in net hedge derivatives. These increases were partially offset by a $17 million decrease in accounts receivable primarily due to the timing of cash receipts. Total current liabilities increased $125.6 million during the first half of 2005 primarily because of the Antero Resources acquisition. Excluding the effect of the Antero Resources acquisition, current liabilities increased $13.4 million primarily because of a $56.5 million increase in derivative fair value liabilities attributable to the effect of higher product prices, partially offset by a $45.6 million decrease in accounts payable and accrued liabilities related to timing of cash payments.

Working capital decreased $24.4 million from a negative position of $64 million at December 31, 2004 to negative working capital of $88.4 million at June 30, 2005. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital increased $32.2 million from a negative position of $25.8 million at December 31, 2004 to a working capital balance of $6.4 million at June 30, 2005.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, often lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under our revolving credit agreements.

Acquisitions and Development

In March 2005, we traded nonoperated producing properties owned by us in the San Juan and Permian basins and in Alaska for producing properties owned by ConocoPhillips in the East Texas Freestone Trend, the San Juan Basin and the Permian Basin Goldsmith Field. The properties exchanged by each party had an approximate value of $74 million. We operate the properties that we received in this exchange.

On April 1, 2005, we acquired Antero Resources Corporation, which operates in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $689.2 million, consisting of $342.5 million cash, 13.3 million shares of our common stock and warrants to purchase an additional 2 million shares at $27.00 per share. We also assumed $218 million of debt as well as other liabilities from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, total Antero Resources assumed bank debt was repaid with borrowings under our revolving credit facility.

On May 31, 2005, we acquired producing properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. The acquisition was funded with borrowings under our revolving credit facility and is subject to typical post-closing adjustments.

In June 2005, we entered an agreement with ExxonMobil Corporation to develop acreage in the northeastern portion of the Piceance Basin in northwest Colorado. Under the terms of the deal, we will farm-in approximately 69,500 contiguous gross acres east of ExxonMobil’s Piceance Creek Unit. We will operate and earn a 50% working interest ownership in the entire leasehold position by drilling four wells. We anticipate the first well will commence drilling by year-end 2005.

In July 2005, we acquired producing properties in the Permian Basin of West Texas and New Mexico from ExxonMobil Corporation for an adjusted purchase price of $199.8 million. The acquisition was funded with borrowings under our revolving credit facility and is subject to typical post-closing adjustments.

Exploration and development expenditures for the first six months of 2005 were $564.1 million, compared with $246.7 million for the first six months of 2004. As a result of additional development opportunities related to recent acquisitions, additional workover and drilling activities and cost inflation, we increased our 2005 exploration and development budget to $1 billion. We expect these expenditures to be funded by cash flow from operations. Actual expenditures may vary significantly due to many factors, including changes in commodity prices, development results and changes in drilling and service costs.

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

Through the first half of 2005, we participated in drilling approximately 319 gas wells, 48 oil wells and performed 272 workovers. One nonoperated and two operated exploratory dry holes were drilled. Our drilling activity for the year to date was concentrated in East Texas, the Arkoma, Permian, Raton and San Juan basins and the Barnett Shale. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

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

On April 6, 2005, we sold $400 million of 5.3% senior notes at 99.683% of par to yield 5.338% to maturity. Net proceeds of approximately $395.5 million were used to reduce borrowings under our bank revolving credit facility. The notes mature on June 30, 2015 and interest is payable each June 30 and December 30, beginning December 30, 2005.

In June 2005, we entered into an unsecured $15 million uncommitted line of credit agreement with a commercial bank.

Stockholders’ equity at June 30, 2005 increased $687.7 million from year end because of earnings of $386 million for the six months ended June 30, 2005, an increase in common stock and additional paid-in capital of $346.6 million related to the Antero Resources acquisition and $38.8 million related to the exercise of stock options and issuance of performance shares, partially offset by an increase in accumulated other comprehensive loss of $38.4 million, an increase in treasury stock of $9.9 million related to stock option exercises and performance share vesting, and common stock dividends declared of $35.4 million. The increase in accumulated other comprehensive loss was primarily attributable to an increase in the fair value loss of hedge derivatives related to higher natural gas and oil prices, partially offset by cash settlements of hedge derivatives during the first half of 2005.

In August 2004, the Board of Directors authorized the repurchase of up to 20 million shares of our common stock from time to time in open market or negotiated transactions. Stock repurchases will be considered based on the value of our common stock, the market for property acquisitions and our financial condition. As of June 30, 2005, 33,600 shares have been repurchased under this authorization.

See Notes 3 and 7 to Consolidated Financial Statements.

Common Stock Dividends

In May 2005, the Board of Directors declared a second quarter 2005 dividend of $0.05 per share that was paid in July.

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

Also in December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission postponed the required implementation date for this new statement to annual periods beginning after June 15, 2005. We currently plan to adopt SFAS 123R as of January 1, 2006. We have previously recorded stock compensation pursuant to the intrinsic value method under APB No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will continue to be a significant part of employee compensation, and, therefore, SFAS No. 123R will have a significant impact on our financial statements. For the pro forma effect of recording compensation for all stock awards at fair value, utilizing the Black-Scholes method, see Note 11 to Consolidated Financial Statements. We are currently considering alternative valuation methods to determine stock award fair value for grants after December 31, 2005. We plan to use the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005. Based on estimated service periods, we expect approximately half of the unvested stock awards to vest within six to twelve months and the other half to vest ratably over three years. The fair value of awards granted prior to January 1, 2006 will be the same value as determined under the valuation method for our pro forma disclosure. As of June 30, 2005, we had 2,163,000 stock options outstanding that had not yet vested, with an estimated fair value of $15.4 million. Based on the estimated vesting period for these options, we currently anticipate compensation expense for service periods after December 31, 2005 will be $6.8 million.

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

•

Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. In April 2005, the FASB issued FASB Staff Position 19-1, Accounting for Suspended Well Costs. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved. We adopted FSP 19-1 during the June 30, 2005 reporting period. As disclosed in our Annual Report on Form 10-K, we generally pursue development of proved reserves as opposed to exploration activities, and our drill well costs are usually transferred to producing properties within one month of the well completion date. We did not expense any capitalized exploratory well costs as a result of the adoption of FSP 19-1. Also, we do not have any capitalized exploratory well costs that are pending the determination of proved reserves at June 30, 2005.

In March 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment. SAB No. 107 provides implementation guidance for SFAS No. 123R and specifies the interaction between SFAS No. 123R and certain SEC rules and regulations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN No. 47 is required to be adopted by December 31, 2005. The effect of the adoption of this Interpretation has not been determined but is not expected to have a significant effect on our reported financial position or earnings.

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2005, our variable rate debt had a carrying value of $1.13 billion, which approximated its fair value, and our fixed rate debt had a carrying value of $2 billion and an approximate fair value liability of $2.1 billion. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2005, the fair value of our fixed rate debt would change by approximately $141.8 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of June 30, 2005, outstanding gas futures contracts, swap agreements and gas basis swap agreements had a net fair value loss of $84 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $29 million in the fair value of these gas futures contracts, swap agreements and gas basis swap agreements at June 30, 2005. As of June 30, 2005, outstanding oil futures contracts and differential swaps had a net fair value loss of $54 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $13 million in the fair value of these oil futures and differential swaps at June 30, 2005.

Because most of our futures contracts and swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive loss until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at June 30, 2005 was $16.3 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $7 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $5.3 million.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In September 2004, we were served with a lawsuit styled Burkett, et al. v. J.M. Huber Corp. and XTO Energy Inc. The action was filed in the District Court of La Plata County, Colorado against us and J.M. Huber Corporation. The plaintiffs allege that the defendants have deducted in their calculation of royalty payments expenses of compression, gathering, treatment, dehydration, or other costs to place the natural gas produced in a marketable condition at a marketable location. The plaintiffs seek to represent a class consisting of all lessors and their successors in interest who own or have owned mineral interests located in La Plata County, Colorado and that are leased to or operated by Huber or us, except to the extent that the lessors or their successors have expressly authorized deduction of post-production expenses from royalties. We acquired the interests of Huber in producing properties in La Plata County effective October 1, 2002, and have assumed the responsibility for certain liabilities of Huber prior to the effective date, which may include liability for post-production deductions made by Huber. As of December 31, 2004, based on an evaluation of available information, we accrued a $3.1 million estimated liability for this claim in our consolidated financial statements. On February 17, 2005, we agreed to a settlement of approximately $5.1 million, resulting in an additional loss of approximately $2 million that has been recorded in our consolidated income statement for the six months ended June 30, 2005. We expect to pay this settlement in August 2005.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during second quarter 2005:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—		$—	—
May	—		$—	—
June	436	(2)	$32.08	—

Total	436		$32.08	—	19,966,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.
(2)

During the quarter ended June 30, 2005, the Company purchased shares of common stock as treasury shares to pay income tax withholding obligations in conjunction with vesting of performance shares or exercise of stock options under the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common shares.

Item 3.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the Company was held on May 17, 2005. A total of 309,764,560 of the Company’s shares were present or represented by proxy at the meeting. This represented 89% of our outstanding shares at March 31, 2005, the record date for the meeting. The individuals listed below were elected as directors:

Name	Votes Received	Votes Withheld
William H. Adams, III	276,155,853	33,608,707
Keith A. Hutton	280,540,082	29,224,478
Jack P. Randall	270,696,824	39,067,736
Herbert D. Simons	276,170,457	33,594,103

Other directors continuing in office are Philip R. Kevil, Scott G. Sherman and Bob R. Simpson. Louis G. Baldwin, Dr. Lane G. Collins and Vaughn O. Vennerberg II continue to serve as advisory directors. Timothy L. Petrus was appointed to serve as an advisory director in May 2005.

Item 5.

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibit Number and Description
4.1	Registration Rights Agreement dated April 1, 2005 among XTO Energy Inc. and the security holders of Antero Resources Corporation (Amended Agreement)

10.1	Summary of Director Compensation and Benefits (incorporated by reference to Exhibit 10.1 to Form 8-K dated May 17, 2005 and filed May 23, 2005)

10.2 *	Consulting and Non-Competition Agreement dated April 1, 2005 between the Company and Steffen E. Palko (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 5, 2005)

11	Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: August 9, 2005

	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)