Form 10-Q
period 2005-09-30
XTO ENERGY INC
filed 2005-11-04
CIK 868809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 31, 2005
Common stock, $.01 par value	363,196,105

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended September 30, 2005

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
(in thousands, except shares)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$12,275	$9,700
Accounts receivable, net	529,373	333,134
Derivative fair value	98,879	14,713
Current income tax receivable	34,342	9,089
Deferred income tax benefit	75,164	22,613
Other	66,185	47,716

Total Current Assets	816,218	436,965

Property and Equipment, at cost - successful efforts method:
Producing properties	9,465,459	6,871,245
Undeveloped properties	277,177	61,170
Other	235,683	106,031

Total Property and Equipment	9,978,319	7,038,446
Accumulated depreciation, depletion and amortization	(1,871,729)	(1,414,068)

Net Property and Equipment	8,106,590	5,624,378

Derivative fair value	5,363	—
Acquired gas gathering contracts, net of amortization	134,940	—
Goodwill	213,362	—
Other assets	58,942	49,029

TOTAL ASSETS	$9,335,415	$6,110,372

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$663,070	$415,350
Payable to royalty trusts	10,361	9,823
Derivative fair value	329,563	75,534
Other	312	259

Total Current Liabilities	1,003,306	500,966

Long-term Debt	3,222,793	2,042,732

Other Long-term Liabilities:
Derivative fair value	6,792	11,179
Deferred income taxes payable	1,262,939	756,369
Asset retirement obligation	212,346	159,948
Other	43,217	39,805

Total Other Long-term Liabilities	1,525,294	967,301

Commitments and Contingencies (Note 5)
Stockholders’ Equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 364,742,383 and 348,428,489 shares issued)	3,647	3,484
Additional paid-in capital	1,851,604	1,410,135
Treasury stock, at cost (1,592,850 and 1,250,266 shares)	(35,532)	(24,917)
Retained earnings	1,884,729	1,239,553
Accumulated other comprehensive loss	(120,426)	(28,882)

Total Stockholders’ Equity	3,584,022	2,599,373

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,335,415	$6,110,372

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share data)	2005	2004	2005	2004
REVENUES
Gas and natural gas liquids	$739,385	$409,109	$1,826,083	$1,140,846
Oil and condensate	198,781	92,215	478,799	192,038
Gas gathering, processing and marketing	15,765	6,355	31,027	14,755
Other	10,229	(249)	5,903	(696)

Total Revenues	964,160	507,430	2,341,812	1,346,943

EXPENSES
Production	106,261	66,305	283,457	169,234
Taxes, transportation and other	81,982	43,111	210,789	117,934
Exploration	12,445	2,939	19,817	5,609
Depreciation, depletion and amortization	181,636	106,662	466,272	281,587
Accretion of discount in asset retirement obligation	3,101	1,896	8,584	5,218
Gas gathering and processing	3,259	1,517	6,718	5,236
General and administrative	30,444	32,725	115,518	146,706
Derivative fair value loss	3,426	554	17,935	6,916

Total Expenses	422,554	255,709	1,129,090	738,440

OPERATING INCOME	541,606	251,721	1,212,722	608,503

OTHER EXPENSE
Interest expense, net	43,764	23,292	110,559	65,171

INCOME BEFORE INCOME TAX	497,842	228,429	1,102,163	543,332

INCOME TAX
Current	50,839	6,584	103,153	21,550
Deferred	134,195	81,063	300,239	187,775

Total Income Tax Expense	185,034	87,647	403,392	209,325

NET INCOME	$312,808	$140,782	$698,771	$334,007

EARNINGS PER COMMON SHARE

Basic	$0.86	$0.41	$1.96	$1.02

Diluted	$0.85	$0.40	$1.92	$1.01

DIVIDENDS DECLARED PER COMMON SHARE	$0.05	$0.0375	$0.15	$0.0525

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	361,878	345,281	356,796	328,135

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
(in thousands)	2005	2004
OPERATING ACTIVITIES
Net income	$698,771	$334,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	466,272	281,587
Accretion of discount in asset retirement obligation	8,584	5,218
Non-cash incentive compensation	25,280	64,311
Deferred income tax	300,239	187,775
Non-cash derivative fair value loss	4,633	5,575
Gain on disposition of property	(7,416)	(48)
Other non-cash items	5,150	55
Changes in operating assets and liabilities, net of effects of acquisitions of corporations (a)	(115,935)	(20,666)

Cash Provided by Operating Activities	1,385,578	857,814

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	17,084	25,524
Property acquisitions, including acquisitions of corporations	(1,267,650)	(1,723,993)
Development and capitalized exploration costs	(909,555)	(351,839)
Other property and asset additions	(164,160)	(79,180)

Cash Used by Investing Activities	(2,324,281)	(2,129,488)

FINANCING ACTIVITIES
Proceeds from long-term debt	2,997,732	3,137,423
Payments on long-term debt	(2,036,000)	(2,388,000)
Dividends	(48,457)	(6,812)
Net proceeds from common stock offering	—	579,999
Proceeds from exercises of stock options and warrants	68,609	6,680
Payments upon exercise of stock options	(18,451)	(12,102)
Senior note and debt offering costs	(5,533)	(13,056)
Purchases of treasury stock and other	(16,622)	(27,040)

Cash Provided by Financing Activities	941,278	1,277,092

INCREASE IN CASH AND CASH EQUIVALENTS	2,575	5,418
Cash and Cash Equivalents, Beginning of Period	9,700	6,995

Cash and Cash Equivalents, End of Period	$12,275	$12,413

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(146,523)	$(48,240)
Other current assets	(43,722)	(36,334)
Other operating assets and liabilities	(4,470)	291
Accounts payable, accrued liabilities and payable to royalty trusts	78,780	63,617

	$(115,935)	$(20,666)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.	Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2004, have not been audited by independent registered public accountants. In the opinion of management, the accompanying financial statements include all adjustments necessary to present fairly our financial position at September 30, 2005, our income for the three and nine months ended September 30, 2005 and 2004, and our cash flows for the nine months ended September 30, 2005 and 2004. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and nine-month periods ended September 30, 2005 and 2004 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

All common stock shares, treasury stock shares and per share amounts in the accompanying financial statements have been adjusted for the four-for-three stock split effected on March 15, 2005 and a five-for-four stock split effected on March 17, 2004.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2004 Annual Report on Form 10-K.

Other

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we have determined that a portion of the purchase price of the Antero Resources acquisition (Note 13) is allocable to gas gathering contracts and goodwill. Gas gathering contracts are associated with the pipeline acquired, and the value of $140 million has been determined based on the estimated discounted cash flows from those contracts. The gas gathering contracts are amortized, as a component of depreciation, depletion and amortization expense, on a unit-of-production basis using the estimated proved reserves of the related Barnett Shale properties. As of September 30, 2005, accumulated amortization of acquired gas gathering contracts was $5.1 million. Our amortization expense is expected to be approximately $3 million for the remainder of 2005, and $9 million to $12 million annually from 2006 through 2010, depending on Barnett Shale production.

Goodwill of $213.4 million represents the excess of the purchase price paid for Antero Resources over the fair value of the assets acquired and liabilities assumed. In accordance with SFAS No. 142, goodwill is not amortized, but instead is subject to an annual assessment of impairment based on a fair value test.

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $54.1 million at September 30, 2005 and $34.7 million at December 31, 2004.

Accrued interest payable is included in accounts payable and accrued liabilities in the consolidated balance sheets, with balances of $45.2 million at September 30, 2005 and $26.6 million at December 31, 2004.

Our effective income tax rates for the three- and nine-month 2005 and 2004 periods are higher than the maximum federal statutory rate of 35% primarily because of state income taxes and nondeductible compensation.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, which provides that all nonmonetary asset exchanges that have commercial substance must be measured based on the fair value of the assets exchanged, and any resulting gain or loss recorded. An exchange is defined as having commercial substance if it results in a significant change in expected future cash flows. Exchanges of operating interests by oil and gas producing companies to form a joint venture continue to be exempted. APB Opinion No. 29 previously exempted exchanges of similar productive assets from fair value accounting, subject to recording an impairment loss. We adopted the provisions of SFAS No. 153 beginning July 1, 2005, and, based on the fair value of properties exchanged, we recognized a $10.2 million gain on the exchange of nonmonetary assets during the quarter ended September 30, 2005 (Note 13).

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2.	Related Parties

In September 2005, we paid $5 million to a firm, partially owned by one of our directors, for property acquisition advisory services related to some of our 2005 acquisitions.

3.	Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the nine months ended September 30, 2005:

(in thousands)
Asset retirement obligation, January 1, 2005	$159,948
Revision in estimated cash flows	15,902
Liability incurred upon acquiring and drilling wells	30,121
Liability settled upon plugging and abandoning wells	(1,544)
Liability assumed by others for wells sold	(665)
Accretion of discount expense	8,584

Asset retirement obligation, September 30, 2005	$212,346

4.	Long-term Debt

Our long-term debt consists of the following:

(in thousands)	September 30, 2005	December 31, 2004
Bank debt:
Revolving credit agreement due April 2010	$927,000	$146,000
Term loan due April 2010	300,000	300,000
Senior notes:
7.5%, due April 15, 2012	350,000	350,000
6.25%, due April 15, 2013	400,000	400,000
4.9%, due February 1, 2014, net of discount	497,258	497,012
5%, due January 31, 2015, net of discount	349,741	349,720
5.3% due June 30, 2015, net of discount	398,794	—

Total long-term debt	$3,222,793	$2,042,732

On April 1, 2005, we entered into an amended and restated five-year senior revolving credit agreement with commercial banks with an initial commitment amount of $1.5 billion, which may be increased by us, subject to certain approvals, to a maximum of $2 billion. The new agreement amends and restates our existing five-year revolving credit agreement dated February 17, 2004. We will use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper. The maturity date on the facility is April 1, 2010, with annual options to request successive one-year extensions. On September 30, 2005, borrowings under the revolving credit agreement were $927 million, with unused borrowing capacity of $573 million. The weighted average interest rate of 4.6% at September 30, 2005 is based on the one-month London Interbank Offered Rate plus 0.75%.

Also on April 1, 2005, we entered into an amendment to our $300 million term loan credit agreement. The amendment conforms the term loan covenants to the covenants contained in our revolving credit agreement.

In April 2005, we sold $400 million of 5.3% senior notes at 99.683% of par to yield 5.338% to maturity. Net proceeds of approximately $395.5 million were used to reduce borrowings under our bank revolving credit facility. The notes mature in June 2015 and interest is payable each June 30 and December 30, beginning December 30, 2005.

In June 2005, we entered into an unsecured $15 million uncommitted line of credit agreement with a commercial bank. As of September 30, 2005, there were no borrowings under this line of credit.

5.	Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, we joined with other defendants in filing a motion to dismiss, contending that the plaintiff has not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving us and other defendants. We and the other defendants filed a motion to modify the special master’s report requesting the district judge to also dismiss the case as to us and other defendants. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

In September 2004, we were served with a lawsuit styled Burkett, et al. v. J.M. Huber Corp. and XTO Energy Inc. The action was filed in the District Court of La Plata County, Colorado against us and J.M. Huber Corporation. The plaintiffs alleged that the defendants deducted in their calculation of royalty payments expenses of compression, gathering, treatment, dehydration, or other costs to place the natural gas produced in a marketable condition at a marketable location. The plaintiffs sought to represent a class consisting of all lessors and their successors in interest who own or have owned mineral interests located in La Plata County, Colorado and that were leased to or operated by Huber or us, except to the extent that the lessors or their successors expressly authorized deduction of post-production expenses from royalties. We acquired the interests of Huber in producing properties in La Plata County effective October 1, 2002, and assumed the responsibility for certain liabilities of Huber prior to the effective date, which included liability for post-production deductions made by Huber. As of December 31, 2004, based on an evaluation of available information, we accrued a $3.1 million estimated liability for this claim in our consolidated financial statements. On February 17, 2005, we agreed to a settlement of $5.1 million, resulting in an additional loss of approximately $2 million that has been recorded in our consolidated income statement for the nine months ended September 30, 2005. We paid this settlement in August 2005.

On March 31, 2005, the Division of Air Quality of the Department of Environmental Conservation of the State of Alaska issued us a Notice of Violation regarding nitrogen oxide emissions from one of our cranes that exceed the limitations of our operational permit for one of our platforms in the Cook Inlet of Alaska. We are currently in the initial investigatory phase of this matter, but we do not anticipate any material penalty.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of September 30, 2005, maximum commitments under our transportation contracts were as follows:

(in thousands)
2005	$9,720
2006	40,810
2007	37,879
2008	36,023
2009	35,249
Remaining	93,004

$252,685

In July 2005, we entered into a ten-year firm transportation contract that commences upon completion of a new 264-mile pipeline spanning from North Texas to East Texas. Upon the pipeline’s completion, currently expected in 2007, we will transport gas volumes for a minimum transportation fee ranging from $2.1 million per month in the first year, up to approximately $4 million per month beginning in the fourth year.

In October 2005, we entered into a ten-year firm transportation agreement that commences upon completion of a new 168-mile pipeline spanning from East Texas to northeast Louisiana. Upon the pipeline’s completion, currently expected as early as the winter of 2006-2007, we will transport daily gas volumes of approximately 600 million cubic feet and will pay a minimum monthly transportation fee of $2.6 million plus fuel ranging from 0.8% to 1.6% depending on receipt point and other conditions.

The potential effect of these agreements are not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipelines.

Drilling Contracts

As of September 30, 2005, we have contracts with various drilling contractors to use 64 drilling rigs with terms of up to two years and total commitments of $198.5 million. Early termination of these contracts at September 30, 2005 would have required us to pay maximum penalties of $88.3 million. We do not expect to pay any early termination penalties related to these contracts.

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

In May 2005, in recognition of the Chairman and Chief Executive Officer of the Company, in support of local education and to benefit our ongoing oil and gas business endeavors in this area, the Board of Directors approved a pledge to contribute $3.1 million to a school in Fort Worth. Of this amount, $3 million is to be used for capital improvements.

The remaining $100,000 is to be used for a scholarship fund for economically disadvantaged students. This pledge is to be paid annually in four equal installments of $775,000, the first of which was paid in June 2005. As of September 30, 2005, the total contribution has been expensed as general and administrative expense, and the remaining $2.3 million pledge payable is included in accounts payable and accrued liabilities.

Through September 2005, we have acquired approximately 160,000 undeveloped net acres in the Barnett Shale of North Texas. Many of these net acres are generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding two years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

We acquired compressor leases as a result of our April 1, 2005 Antero Resources acquisition. As of September 30, 2005, we expect to make payments totaling $5.3 million over the remaining terms of the leases through 2011, including $200,000 for the remainder of 2005.

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

The components of derivative fair value loss in the consolidated income statements are:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2005	2004	2005	2004
Change in fair value of Btu swap contracts	$32,178	$(1,467)	$29,370	$1,255
Change in fair value of other derivatives that do not qualify for hedge accounting	(26,152)	1,287	(12,679)	(43)
Ineffective portion of derivatives qualifying for hedge accounting	(2,600)	734	1,244	5,704

Derivative fair value loss	$3,426	$554	$17,935	$6,916

The gains in the 2005 periods for derivatives that do not qualify for hedge accounting are primarily related to natural gas basis swap agreements. Except to the extent basis swap agreements are utilized in conjunction with NYMEX future contracts, they cannot qualify for hedge accounting.

The estimated fair values of derivatives included in the consolidated balance sheets at September 30, 2005 and December 31, 2004 are summarized below. The increase in the net derivative liability from December 31, 2004 to September 30, 2005 is primarily attributable to the effect of rising oil and natural gas prices, partially offset by cash settlements of derivatives during the period.

(in thousands)	September 30, 2005	December 31, 2004
Derivative Assets:
Fixed-price natural gas futures and swaps	$103,243	$10,962
Fixed-price crude oil futures and differential swaps	999	3,751
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(252,714)	(41,754)
Fixed-price crude oil futures and differential swaps	(38,454)	(25,879)
Btu swap contracts	(45,187)	(19,080)

Net derivative liability	$(232,113)	$(72,000)

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of September 30, 2005, our allowance for uncollectible receivables was $4 million.

7.	Commodity Sales Commitments

Our policy is to consider hedging a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management may enter into hedging agreements because of the benefits of more predictable production growth and cash flows. See Note 6 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from crude oil sales through December 2005 and from natural gas sales through December 2006.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

	Futures Contracts and Swap Agreements
Production Period	Mcf per Day	Average NYMEX Price per Mcf
2005 October to December	200,000	$13.40
	260,000	$5.97	(a)
2006 January to December	10,000	$7.78	(a)

(a)	Includes a 10,000 Mcf per day swap agreement acquired in the Antero Resources acquisition (Note 13) at the April 1, 2005 mark-to-market price of $7.78 per Mcf, which is the price used for cash flow hedge accounting purposes. The cash settlement contract price is $4.93 per Mcf.

We acquired the following put and call options in the Antero Resources acquisition (Note 13). These contracts are not designated as cash flow hedges. Changes in the fair market value of these options are recorded as a derivative fair value (gain) loss in our consolidated income statement.

	Put Options		Call Options
Period	Average Mcf per day	Average Price per Mcf	Average Mcf per day	Average Price per Mcf
2005 October to December	5,612	$3.31	1,214	$4.81
	2,486	$4.20	—	—
2006 January to December	6,019	$3.21	2,216	$4.71
	2,603	$4.14	—	—

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment for the following delivery locations and periods:

	Delivery Location
Production Period	Arkoma	East Texas	Rockies	San Juan Basin	West Texas	Total
2005
October
Mcf per day	20,000	390,000	5,000	30,000	5,000	450,000
Basis per Mcf (a)	$(0.24)	$(0.36)	$(0.75)	$(0.68)	$(0.27)
November to December
Mcf per day	—	375,000	10,000	40,000	5,000	430,000
Basis per Mcf (a)	—	$(0.43)	$(0.76)	$(0.68)	$(0.27)
2006
January to October
Mcf per day	—	175,000	—	—	5,000	180,000
Basis per Mcf (a)	—	$(0.37)	—	—	$(0.27)
November to December
Mcf per day	—	140,000	—	—	5,000	145,000
Basis per Mcf (a)	—	$(0.30)	—	—	$(0.27)

(a)	Reductions to NYMEX gas prices for delivery location.

In the first nine months of 2005, net losses on futures and basis swap hedge contracts decreased gas revenue by $67.5 million. In the first nine months of 2004, net losses on futures and basis swap hedge contracts decreased gas revenue by $93.7 million. As of September 30, 2005, an unrealized pre-tax derivative fair value loss of $158.8 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive loss. Based on September 30 mark-to-market prices, a fair value loss of $155.2 million is expected to be reclassified into earnings through September 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

The settlement of futures contracts and basis swap agreements related to October 2005 gas production reduced October gas revenue by approximately $32.1 million, or $0.95 per Mcf.

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

In the first nine months of 2005, net losses on futures and differential swap hedge contracts decreased oil revenue by $52.7 million. In the first nine months of 2004, net losses on futures hedge contracts decreased oil revenue by $6.9 million. As of September 30, 2005, an unrealized pre-tax derivative fair value loss of $29.4 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive loss. This entire fair value loss is expected to be reclassified into earnings in 2005. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

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

See Note 12.

9.	Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30
	2005			2004
(in thousands, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$312,808	361,878	$0.86	$140,782	345,281	$0.41

Effect of dilutive securities:
Stock options	—	7,626		—	3,151
Warrants	—	586		—	—

Diluted	$312,808	370,090	$0.85	$140,782	348,432	$0.40

	Nine Months Ended September 30
	2005				2004
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$698,771	356,796	$1.96	$334,007	328,135	$1.02

Effect of dilutive securities:
Stock options	—	6,056		—	2,957
Warrants	—	249		—	—

Diluted	$698,771	363,101	$1.92	$334,007	331,092	$1.01

10.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2005	2004	2005	2004
Net income	$312,808	$140,782	$698,771	$334,007

Other comprehensive income (loss):
Change in hedge derivative fair value	(157,889)	(95,813)	(264,875)	(206,876)
Realized loss on hedge derivative contracts settlements reclassified into earnings from accumulated other comprehensive loss (a)	74,799	39,613	121,838	101,623

	(83,090)	(56,200)	(143,037)	(105,253)
Income tax benefit	29,912	18,922	51,493	38,710

Total other comprehensive loss	(53,178)	(37,278)	(91,544)	(66,543)

Total comprehensive income	$259,630	$103,504	$607,227	$267,464

(a)	For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as oil and gas revenue. For realized losses upon contract settlements, the increase in comprehensive income offsets contract payments generally recorded as reductions to oil and gas revenue.

11.	Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Nine Months Ended September 30
(in thousands)	2005	2004
Interest	$92,583	$47,195
Income tax	$128,405	$34,397

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the nine-month periods ended September 30, 2005 and 2004:

•	Grants of 105,000 performance shares and vesting of 903,000 performance shares in 2005 and grants of 2.5 million performance shares and vesting of 3.3 million performance shares in 2004 (Note 12)

•	Grants and immediate vesting of 18,000 unrestricted common shares to nonemployee directors in each of 2005 and 2004 (Note 12)

•	Exchange of producing properties with ConocoPhillips in March 2005 and Occidental Petroleum in September 2005 (Note 13)

•	Non-cash components of the April 2005 Antero Resources acquisition purchase price, including issuance of 13.3 million shares of common stock and 2 million warrants to purchase common stock, and assumption of debt and other liabilities (Note 13)

•	Exchange of certain nonstrategic working and royalty interests for nonproducing acres in August 2004

12.	Employee Benefit Plans

During the first nine months of 2005, a total of 3.8 million stock options were exercised at a weighted average exercise price of $21.76 per share. As a result of these exercises, outstanding common stock increased by 2.9 million shares and stockholders’ equity increased by a net $70.2 million. During the first nine months of 2005, a total of 2.4 million stock options were granted to employees with a weighted average exercise price of $28.54. Of these stock options, 1.3 million are currently exercisable because of the common stock price closing above specified target levels. The remaining 1.1 million stock options vest over three years at a rate of one-third at each grant anniversary date, with no provision for accelerated performance-based vesting.

During the first nine months of 2005, 105,000 performance shares were issued to key employees and 903,000 performance shares vested. As of September 30, 2005, there were no performance shares outstanding. Non-cash compensation expense related to performance shares was $25.3 million for the first nine months of 2005 and $64.3 million for the first nine months of 2004. In February 2005 and 2004, nonemployee directors received a grant of 18,000 unrestricted common shares with a value of $500,000 in 2005 and $300,000 in 2004.

The following are pro forma net income and earnings per share for the three and nine months ended September 30, 2005 and 2004, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

		Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share data)		2005	2004	2005	2004
Net income as reported		$312,808	$140,782	$698,771	$334,007
Add:
Stock-based compensation expense included in the income statement, net of related tax effects		868	9,860	16,326	54,559
Deduct:
Total stock-based compensation expense determined under fair value method for all awards, net of related tax effects		(4,230)	(9,833)	(66,507)	(63,508)

Pro forma net income		$309,446	$140,809	$648,590	$325,058

Earnings per common share:
Basic	As reported	$0.86	$0.41	$1.96	$1.02

	Pro forma	$0.86	$0.41	$1.82	$0.99

Diluted	As reported	$0.85	$0.40	$1.92	$1.01

	Pro forma	$0.84	$0.40	$1.79	$0.98

13.	Acquisitions

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

To further establish our presence in the Barnett Shale in the Fort Worth Basin, we acquired Antero Resources Corporation on April 1, 2005. Antero Resources owned operated gas-producing properties and undeveloped properties in the Barnett Shale. In the transaction, we paid cash of $342.5 million, issued 13.3 million shares of our common stock, and issued warrants to purchase an additional 2 million shares of our common stock at $27.00 per share. We are maintaining an effective shelf registration statement to cover the resale of shares of common stock issued in the Antero Resources acquisition, including shares issued upon exercise of the warrants. We also assumed $218 million of debt from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, bank debt assumed from Antero Resources was repaid with borrowings under our revolving credit facility.

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

(in thousands)
Consideration issued to Antero Resources shareholders:
13.3 million shares of common stock (at fair value of $24.73 per share)	$329,703
2 million warrants to purchase common stock at $27.00 per share (at fair value of $8.46 per warrant)	16,924

346,627
Cash paid	342,500

Total consideration to Antero shareholders	689,127
Estimated transaction costs incurred	163

Total purchase price	689,290
Fair value of liabilities assumed:
Current liabilities	112,184
Long-term debt	218,000
Asset retirement obligation	4,294
Other long-term liabilities	10,607
Deferred income taxes	225,349

Total purchase price plus liabilities assumed	$1,259,724

Fair value of assets acquired:
Cash and cash equivalents	$2,280
Other current assets	54,462
Producing gas properties	634,294
Undeveloped gas properties	180,000
Other property and equipment, primarily gathering and pipeline assets	35,000
Acquired gas gathering contracts	140,000
Other assets	326
Goodwill (none deductible for income taxes)	213,362

Total fair value of assets acquired	$1,259,724

In May 2005, we acquired producing properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. The acquisition was funded with borrowings under our revolving credit facility and is subject to typical post-closing adjustments.

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

In September 2005, we traded nonoperated producing properties in the Permian Basin of West Texas for producing properties owned by Occidental Petroleum in the Permian Basin of New Mexico. We accounted for this transaction as an exchange of nonmonetary assets in accordance with SFAS No. 153. This exchange resulted in the recognition of a $10.2 million gain during the quarter ended September 30, 2005.

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

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the nine months ended September 30, 2005 and 2004 and the year ended December 31, 2004, as if the 2005 Antero Resources acquisition, and the 2004 ChevronTexaco and ExxonMobil acquisitions were made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(in thousands, except per share data)	Nine Months Ended September 30		Year Ended December 31, 2004
	2005	2004
Revenues	$2,377,859	$1,636,373	$2,266,503

Net income	$701,225	$398,588	$566,233

Earnings per common share:
Basic	$1.94	$1.13	$1.59

Diluted	$1.91	$1.12	$1.58

Weighted average shares outstanding:
Basic	361,192	353,897	355,544

Diluted	367,620	356,854	358,319

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of September 30, 2005, and the related consolidated income statements for the three- and nine-month periods ended September 30, 2005 and 2004, and the consolidated cash flow statements for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of XTO Energy Inc. as of December 31, 2004, and the related consolidated statements of income, stockholders” equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2004 Annual Report on Form 10-K, and in our report dated March 7, 2005, we expressed an unqualified opinion on those statements. Our report on those statements referred to a change in accounting for asset retirement obligations in 2004. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2004 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

November 3, 2005

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2004 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Quarter Ended September 30			Nine Months Ended September 30
	2005	2004	Increase	2005	2004	Increase
Total production
Gas (Mcf)	100,011,635	77,895,107	28%	275,689,237	221,190,219	25%
Natural gas liquids (Bbls)	942,949	650,433	45%	2,833,306	1,945,292	46%
Oil (Bbls)	3,816,509	2,390,538	60%	10,391,891	5,225,414	99%
Mcfe	128,568,383	96,140,933	34%	355,040,419	264,214,455	34%
Average daily production
Gas (Mcf)	1,087,083	846,686	28%	1,009,851	807,264	25%
Natural gas liquids (Bbls)	10,249	7,070	45%	10,378	7,100	46%
Oil (Bbls)	41,484	25,984	60%	38,066	19,071	100%
Mcfe	1,397,482	1,045,010	34%	1,300,514	964,286	35%
Average sales price
Gas per Mcf	$7.04	$5.02	40%	$6.29	$4.94	27%
Natural gas liquids per Bbl	$36.98	$27.95	32%	$32.12	$24.56	31%
Oil per Bbl	$52.08	$38.58	35%	$46.07	$36.75	25%
Average NYMEX prices
Gas per MMBtu	$8.49	$5.76	47%	$7.16	$5.81	23%
Oil per Bbl	$63.16	$43.80	44%	$55.43	$39.06	42%

Bbl	- Barrel

Mcf	- Thousand cubic feet

Mcfe	- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu	- One million British Thermal Units, a common energy measurement

Production increases from 2004 to 2005 for the quarter and nine-month periods are primarily because of acquisitions and development activity, partially offset by natural decline.

Gas prices increased from 2004 through the first nine months of 2005 primarily because of increased demand and declining North American production including the effects of hurricanes on Gulf of Mexico production. Gas prices increased to record levels in October 2005, exceeding $14.00 per MMBtu. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The NYMEX price for October 2005 was $13.91 per MMBtu. At October 31, 2005, the average NYMEX futures price for the following twelve months was $11.08 per MMBtu.

Oil prices increased from 2004 through the first nine months of 2005 primarily because of increasing global demand and supply shortage concerns, inadequate refining capacity, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico, market speculation and political instability. Oil prices increased to record levels in August 2005, exceeding $69.00 per Bbl. Management expects oil prices to remain volatile. The average NYMEX price for October 2005 was $62.35 per Bbl. At October 31, 2005, the average NYMEX futures price for the following twelve months was $60.98 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2006 and oil sales through December 2005; see Note 7 to Consolidated Financial Statements. During third quarter 2005, our hedging activities decreased gas revenue by $47.6 million, or $0.48 per Mcf, and oil revenue by $28 million, or $7.34 per Bbl. For the first nine months of 2005, our hedging activities decreased gas revenue by $67.5 million, or $0.24 per Mcf, and oil revenue by $52.7 million, or $5.07 per Bbl. During third quarter 2004, our hedging activities decreased gas revenue by $32.7 million, or $0.42 per Mcf and decreased oil revenue by $6.9 million, or $2.90 per Bbl. For the first nine months of 2004, our hedging activities decreased gas revenue by $93.7 million, or $0.42 per Mcf and decreased oil revenue by $6.9 million, or $1.33 per Bbl.

Gulf of Mexico Hurricanes

In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher and more volatile commodity prices. The Company’s field operations and production were substantially unaffected by these hurricanes. Production expense and development costs, however, are expected to increase throughout the industry because of storm damages and related supply shortages. The duration of these higher commodity prices and production and development costs cannot be predicted.

Results of Operations

Quarter Ended September 30, 2005 Compared with Quarter Ended September 30, 2004

Net income for third quarter 2005 was $312.8 million compared to $140.8 million for third quarter 2004. Third quarter 2005 earnings include the net after-tax effects of stock-based incentive compensation of $900,000, a derivative fair value loss of $2.2 million and a gain on the exchange of assets of $6.4 million. Third quarter 2004 earnings include the net after-tax effects of stock-based incentive compensation of $9.9 million, related primarily to vesting of cash-equivalent performance shares, and a derivative fair value loss of $300,000.

Total revenues for third quarter 2005 were $964.2 million, a 90% increase from third quarter 2004 revenues of $507.4 million. Operating income for the quarter was $541.6 million, a 115% increase from third quarter 2004 operating income of $251.7 million. Gas and natural gas liquids revenues increased $330.3 million (81%) because of the 40% increase in gas prices and the 32% increase in natural gas liquids prices as well as the 28% increase in gas volumes and the 45% increase in natural gas liquids volumes. Oil revenue increased $106.6 million (116%) because of the 60% increase in production and the 35% increase in oil prices. Third quarter gas gathering, processing and marketing revenues increased $9.4 million from third quarter 2004 primarily because of new gathering assets included in the Antero Resources acquisition and increased volumes, margins and prices. Other revenues of $10.2 million in third quarter 2005 resulted from a gain recognized upon exchange of producing properties. See Note 13 to Consolidated Financial Statements.

Expenses for third quarter 2005 totaled $422.6 million, a 65% increase from third quarter 2004 expenses of $255.7 million. Increased expenses are generally related to increased production from acquisitions and development and related Company growth, as well as higher costs industrywide. Production expense increased $40 million (60%) primarily because of increased overall production, higher maintenance, labor and fuel costs and the 60% increase in oil production, which is more expensive per Mcfe to produce than natural gas. Taxes, transportation and other increased $38.9 million (90%) from the third quarter of 2004 primarily because of a corresponding increase in revenues. Exploration costs increased $9.5 million (323%) primarily because of increased seismic expense and two unsuccessful exploratory wells. Depreciation, depletion and amortization increased $75 million (70%) because of increased production and higher acquisition, development and infrastructure costs.

General and administrative expense decreased $2.3 million (7%). Excluding a $14.3 million decrease in incentive compensation related to performance share grants to employees, general and administrative expense increased $12 million (70%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

We recorded a derivative fair value loss of $3.4 million in the third quarter of 2005 as compared with a derivative fair value loss of $600,000 in third quarter 2004. These losses primarily reflect the net effect of rising oil and gas prices during the quarter on derivatives that do not qualify for hedge accounting. During third quarter 2005, a $32.2 million loss on the Btu swap contracts was largely offset by gains on natural gas basis swap agreements and the ineffective portion of hedge derivatives. See Note 6 to Consolidated Financial Statements.

Interest expense increased $20.5 million (88%) primarily because of a 95% increase in weighted average borrowings to partially fund acquisitions. The effective income tax rate for the 2005 quarter was 37.2%, as compared with 38.4% for third quarter 2004. The higher rate in 2004 was primarily because of higher state income taxes. Because of increased profits and full utilization of net operating loss carryforwards, the current portion of total income tax expense has increased from 8% in third quarter 2004 to 27% in third quarter 2005.

Nine Months Ended September 30, 2005 Compared with Nine Months Ended September 30, 2004

Net income for the nine months ended September 30, 2005 was $698.8 million, compared to $334 million for the same 2004 period. Earnings for the first nine months of 2005 include the net after-tax effects of non-cash incentive compensation of $16 million, a derivative fair value loss of $11.4 million on certain derivatives that do not qualify for hedge accounting and a gain of $6.5 million on the exchange of producing properties. Earnings for the first nine months of 2004 include the net after-tax effects of stock-based incentive compensation of $54.6 million (of which $40.5 million is non-cash), special bonuses totaling $11.7 million related to acquisitions announced in second quarter 2004, and a $4.4 million derivative fair value loss.

Total revenues for the first nine months of 2005 were $2.34 billion, or 74% higher than revenues of $1.35 billion for the first nine months of 2004. Operating income for the first nine months of 2005 was $1.21 billion, a $604.2 million (99%) increase from operating income of $608.5 million for the comparable 2004 period. Gas and natural gas liquids revenues increased $685.2 million (60%) primarily because of the 25% increase in gas production and the 46% increase in natural gas liquids production, as well as the 27% increase in gas prices and the 31% increase in natural gas liquids prices. Oil revenue increased $286.8 million (149%) because of the 99% increase in production and the 25% increase in prices. Gas gathering, processing and marketing revenues increased $16.3 million (110%) primarily because of new gathering assets included in the Antero Resources acquisition and increased volumes, margins and prices. In the first nine months of 2005, other revenues included a $10.2 million gain on exchange of producing properties, partially offset by a $2.8 million loss on sale of property and equipment and an additional loss of $2 million related to a lawsuit settlement. See Notes 5 and 13 to Consolidated Financial Statements.

Expenses for the first nine months of 2005 totaled $1.1 billion, a $390.6 million (53%) increase from total expenses for the first nine months of 2004 of $738.4 million. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $114.2 million (67%) primarily because of increased overall production, labor, fuel, workover and maintenance costs and the 99% increase in oil production, which is more expensive per Mcfe to produce than natural gas. Taxes, transportation and other increased $92.9 million (79%) primarily because of a corresponding increase in revenues. Exploration costs increased $14.2 million (253%) primarily because of increased seismic expense and five unsuccessful exploratory wells. Depreciation, depletion and amortization increased $184.7 million (66%) because of increased production and higher acquisition, development and infrastructure costs.

General and administrative expense decreased $31.2 million (21%). Excluding a $61.3 million decrease in incentive compensation related to performance share grants to employees and the $11.7 million in special bonuses related to acquisitions announced in second quarter 2004, general and administrative expense increased $41.9 million (87%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

The derivative fair value loss for the first nine months of 2005 was $17.9 million compared to a derivative fair value loss of $6.9 million in the first nine months of 2004. The increased loss is primarily because of the effect of rising gas and crude oil prices on derivatives not qualifying for hedge accounting. In the first nine months of 2005, a $29.4 million loss on the Btu swap contracts was partially offset by gains on natural gas basis swap agreements, while the derivative loss in the comparable 2004 period was primarily attributable to the ineffective portion of hedge derivatives. See Note 6 to Consolidated Financial Statements.

Interest expense increased $45.4 million (70%) primarily because of a 77% increase in the weighted average borrowings to partially fund property acquisitions. The 2005 year-to-date effective income tax rate was 36.6%, as compared with a 38.5% effective rate for the nine-month 2004 period. The higher rate in 2004 is because of higher state income taxes. Because of increased profits and full utilization of net operating loss carryforwards, the current portion of total income tax expense has increased from 10% in the first nine months of 2004 to 26% for the same 2005 period.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended September 30			Nine Months Ended September 30
	2005	2004	Increase	2005	2004	Increase
Production	$0.83	$0.69	20%	$0.80	$0.64	25%
Taxes, transportation and other	0.64	0.45	42%	0.59	0.45	31%
Depreciation, depletion and amortization (DD&A)	1.41	1.11	27%	1.31	1.07	22%
General and administrative (G&A) (a)	0.23	0.18	28%	0.25	0.18	39%
Interest	0.34	0.24	42%	0.31	0.25	24%

(a)	Excludes the following:

•	In the 2005 three-month period, non-cash incentive compensation of $1.4 million ($0.01 per Mcfe)

•	In the 2005 nine-month period, non-cash incentive compensation of $25.3 million ($0.07 per Mcfe)

•	In the 2004 three-month period, stock-based incentive compensation of $15.7 million ($0.16 per Mcfe)

•	In the 2004 nine-month period, stock-based incentive compensation of $86.6 million ($0.33 per Mcfe) and special acquisition-related bonuses of $11.7 million ($0.04 per Mcfe)

The following are explanations of significant variances of expenses on an Mcfe basis:

Production expenses - Increased production expense is primarily because of the increase in oil production (60% for the three-month period and 99% for the nine-month period) which is more expensive per Mcfe to produce than natural gas, and also because of the higher cost of gas used for fuel.

Taxes, transportation and other - These expenses generally increase with product prices.

DD&A - Increased DD&A is primarily because of higher acquisition, development and infrastructure costs per Mcfe.

G&A - Increased G&A is primarily because of higher employee expenses related to Company growth.

Interest - Increased interest is because of an increase in outstanding borrowings as a result of a greater portion of our recent acquisitions being financed with debt.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $1.39 billion for the first nine months of 2005, compared with $857.8 million for the same 2004 period. Cash provided by operating activities for the first nine months of 2005 increased primarily because of production from acquisitions and development activity and increased product prices. Cash provided by operating activities was reduced by changes in operating assets and liabilities of $115.9 million in the first nine months of 2005 and $20.7 million in the first nine months of 2004. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash provided by operating activities was also reduced by exploration expense of $19.8 million in the first nine months of 2005 and $5.6 million in the comparable 2004 period.

During the nine months ended September 30, 2005, cash provided by operating activities of $1.39 billion, net debt proceeds of $961.7 million and stock option and warrant exercise proceeds of $68.6 million were used to fund net property acquisitions, development costs and other net capital additions of $2.32 billion, dividends of $48.5 million, senior note and debt offering costs of $5.5 million and treasury stock purchases and other net costs of $35.1 million primarily related to performance share vesting and employee stock option exercises. The resulting increase in cash and cash equivalents for the period was $2.6 million.

Total current assets increased $379.3 million during the first nine months of 2005 primarily because of a $196.2 million increase in accounts receivable and an $84.2 million increase in derivative fair value related to the unrealized gains on basis contracts as a result of the increase in oil and gas prices as well as a $52.6 million increase in the deferred income tax benefit because of higher oil and gas prices and the resulting loss in net hedge derivatives. Also, the current tax receivable increased $25.3 million and other current assets increased $18.5 million primarily related to an increase in warehouse stock tubular goods to support our 2005 drilling program. Total current liabilities increased $502.3 million during the first nine months of 2005 primarily because of a $254 million increase in derivative fair value liabilities and a $247.7 million increase in accounts payable and accrued liabilities primarily due to the effect of higher product prices.

Working capital decreased $123.1 million from a negative position of $64 million at December 31, 2004 to negative working capital of $187.1 million at September 30, 2005. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital decreased $5.8 million from a negative position of $25.8 million at December 31, 2004 to a negative position of $31.6 million at September 30, 2005.

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

On April 1, 2005, we acquired Antero Resources Corporation, which operated in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $689.3 million, consisting of $342.5 million cash, 13.3 million shares of our common stock and warrants to purchase an additional 2 million shares at $27.00 per share. We also assumed $218 million of debt as well as other liabilities from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, bank debt assumed from Antero Resources was repaid with borrowings under our revolving credit facility.

In May 2005, we acquired producing properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. The acquisition was funded with borrowings under our revolving credit facility and is subject to typical post-closing adjustments.

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

In September 2005, we traded nonoperated producing properties owned by us in the Permian Basin of West Texas for producing properties owned by Occidental Petroleum in the Permian Basin of New Mexico. We accounted for this transaction as an exchange of nonmonetary assets in accordance with SFAS No. 153. This exchange resulted in the recognition of a $10.2 million gain during the quarter ended September 30, 2005.

Exploration and development expenditures for the first nine months of 2005 were $929.4 million, compared with $357.4 million for the first nine months of 2004. As a result of additional development opportunities related to recent acquisitions, additional workover and drilling activities and cost inflation, we increased our 2005 exploration and development budget to $1.3 billion. We expect these expenditures to be funded by cash flow from operations. Actual expenditures may vary significantly due to many factors, including changes in commodity prices, development results and changes in drilling and service costs.

We will continue to evaluate additional acquisition opportunities during the remainder of 2005. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, issuance of public or private debt or equity, or asset sales.

Through the first nine months of 2005, we participated in drilling 534 gas wells and 77 oil wells and performed 381 workovers. Four operated and one nonoperated unsuccessful exploratory wells were drilled. Our drilling activity for the year to date was concentrated in East Texas, the Arkoma, Permian, Raton and San Juan basins and the Barnett Shale. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

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

Although drilling rigs have recently been in short supply throughout the industry, we have secured the rigs necessary to support our current drilling program.

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

Also on April 1, 2005, we entered into an amendment to our $300 million term loan credit agreement. The amendment conforms the covenants contained in the term loan to the covenants contained in our revolving credit agreement.

In April 2005, we sold $400 million of 5.3% senior notes at 99.683% of par to yield 5.338% to maturity. Net proceeds of approximately $395.5 million were used to reduce borrowings under our bank revolving credit facility. The notes mature in June 2015 and interest is payable each June 30 and December 30, beginning December 30, 2005.

In June 2005, we entered into an unsecured $15 million uncommitted line of credit agreement with a commercial bank. As of September 30, 2005, there were no borrowings under this line of credit.

Stockholders’ equity at September 30, 2005 increased $984.6 million from year end because of earnings of $698.8 million for the nine months ended September 30, 2005, an increase in common stock and additional paid-in capital of $346.6 million related to common stock issued for the Antero Resources acquisition and $94.9 million related to the exercise of stock options and issuance of performance shares, partially offset by an increase in accumulated other comprehensive loss of $91.5 million, an increase in treasury stock of $10.6 million related to stock option exercises and performance share vesting, and common stock dividends declared of $53.6 million. The increase in accumulated other comprehensive loss was primarily attributable to an increase in the fair value loss of hedge derivatives related to higher natural gas and oil prices, partially offset by cash settlements of hedge derivatives during the first nine months of 2005.

In August 2004, the Board of Directors authorized the repurchase of up to 20 million shares of our common stock from time to time in open market or negotiated transactions. Stock repurchases will be considered based on the value of our common stock, the market for property acquisitions and our financial condition. As of September 30, 2005, 33,600 shares have been repurchased under this authorization.

See Notes 4 and 8 to Consolidated Financial Statements.

Common Stock Dividends

In August 2005, the Board of Directors declared a third quarter 2005 dividend of $0.05 per share that was paid in October.

Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, which provides that all nonmonetary asset exchanges that have commercial substance must be measured based on the fair value of the assets exchanged, and any resulting gain or loss recorded. An exchange is defined as having commercial substance if it results in a significant change in expected future cash flows. Exchanges of operating interests by oil and gas producing companies to form a joint venture continue to be exempted. APB Opinion No. 29 previously exempted exchanges of similar productive assets from fair value accounting, subject to recording an impairment loss. We adopted the provisions of SFAS No. 153 beginning July 1, 2005 for any nonmonetary asset exchanges occurring on or after July 1, 2005.

Also in December 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements. This pronouncement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. In April 2005, the Securities and Exchange Commission postponed the required implementation date for this new statement to annual periods beginning after June 15, 2005. We currently plan to adopt SFAS No. 123R as of January 1, 2006. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby no compensation was recognized for most stock option awards. We expect that stock option grants will continue to be a significant part of employee compensation, and, therefore, SFAS No. 123R will have a significant impact on our financial statements. For the pro forma effect of recording compensation for all stock awards at fair value, utilizing the Black-Scholes method, see Note 12 to Consolidated Financial Statements. We are currently considering alternative valuation methods to determine the fair value of stock options granted after December 31, 2005. We plan to use the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our pro forma disclosure. As of September 30, 2005, we had 1.1 million stock options outstanding that had not yet vested, with an estimated fair value of $7.9 million. Based on this estimated fair value, we currently anticipate compensation expense for service periods after December 31, 2005 will be $3 million in each of 2006 and 2007, and $1.2 million in 2008.

In February 2005, the staff of the Securities and Exchange Commission sent a letter to oil and gas registrants regarding situations that require additional financial statement disclosures, pending final resolution of accounting treatment. The following are items related to registrants using the successful efforts method of accounting:

•	Companies may enter concurrent commodity buy/sale arrangements, or transactions in contemplation of other transactions, often to assure that the commodity is available at a specific location. Pending resolution of accounting questions with the Emerging Issues Task Force, the Commission staff has requested additional disclosures for any such material arrangements, including separate disclosure on the face of the income statement of any related proceeds and costs reported on a gross basis. These disclosures are not applicable to us since we have not entered any significant transactions of this nature.

•	Statement of Financial Accounting Standards No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies, specifies that drilling costs for completed exploratory wells should be expensed if the related reserves cannot be classified as proved within one year unless certain criteria are met. In April 2005, the FASB issued FASB Staff Position 19-1, Accounting for Suspended Well Costs. FSP 19-1 provides guidance for evaluating whether sufficient progress is being made to determine whether reserves can be classified as proved. We adopted FSP 19-1 in the quarter ended June 30, 2005. As disclosed in our Annual Report on Form 10-K, we generally pursue development of proved reserves as opposed to exploration activities, and our drill well costs are usually transferred to producing properties within one month of the well completion date. We did not expense any capitalized exploratory well costs as a result of the adoption of FSP 19-1. As of September 30, 2005, capitalized costs totaled approximately $7.3 million for exploratory wells pending determination of proved reserves.

In March 2005, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107, Share-Based Payment. SAB No. 107 provides implementation guidance for SFAS No. 123R and specifies the interaction between SFAS No. 123R and certain SEC rules and regulations.

In March 2005, the Financial Accounting Standards Board issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations. Under the provisions of FIN No. 47, the term conditional asset retirement obligation as used in SFAS No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity while the obligation to perform the asset retirement activity is unconditional. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The fair value of a liability for the conditional asset retirement obligation is required to be recognized when incurred—generally upon acquisition, construction, or development and/or through the normal operation of the asset. FIN No. 47 is required to be adopted by December 31, 2005. We are currently evaluating the effect of adopting this Interpretation. We do not expect it to have a significant effect on our reported financial position or earnings.

In July 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting for Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement No. 3. Under the provisions of SFAS No. 154, a voluntary change in accounting principle requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. A change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets must be accounted for as a change in accounting estimate effected by a change in accounting principle. The guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate was not changed. We will implement this new standard beginning January 1, 2006. This standard is not expected to have a significant effect on our reported financial position or earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, unused borrowing capacity, estimated stock award vesting periods, stock-based award compensation expense, completion of pipelines and processing facilities, regulatory matters and competition. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and in our Annual Report on Form 10-K could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to these cautionary statements.

Among the factors that could cause actual results to differ materially are:

•	changes in interest rates and oil and gas prices,

•	our ability to identify prospects for drilling,

•	higher than expected costs and expenses, including production, drilling and well equipment costs,

•	potential delays or failure to achieve expected production from existing and future exploration and development projects,

•	basis risk and counterparty credit risk in executing commodity price risk management activities,

•	potential liability resulting from pending or future litigation,

•	competition in the oil and gas industry as well as competition from other sources of energy, and

•	general domestic and international economic and political conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2005, our variable rate debt had a carrying value of $1.23 billion, which approximated its fair value, and our fixed rate debt had a carrying value of $1.99 billion and an approximate fair value liability of $2 billion. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2005, the fair value of our fixed rate debt would change by approximately $134.5 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of September 30, 2005, outstanding gas futures contracts, swap agreements and gas basis swap agreements had a net fair value loss of $149.5 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $37.8 million in the fair value of these gas futures contracts, swap agreements and gas basis swap agreements at September 30, 2005. As of September 30, 2005, outstanding oil futures contracts and differential swaps had a net fair value loss of $37.5 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $5.9 million in the fair value of these oil futures and differential swaps at September 30, 2005.

Because most of our futures contracts and swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive loss until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

We had a physical delivery contract to sell 35,500 Mcf per day from 2002 through July 2005 at a price of approximately 10% of the average NYMEX futures price for intermediate crude oil. Because this gas sales contract was priced based on crude oil, which is not clearly and closely associated with natural gas prices, it was accounted for as a non-hedge derivative financial instrument. This contract (referred to as the Enron Btu swap contract) was terminated in

December 2001 in conjunction with the bankruptcy filing of Enron Corporation. In November 2001, we entered derivative contracts to effectively defer until 2005 and 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. The net fair value loss on these contracts at September 30, 2005 was $45.2 million. The effect of a hypothetical 10% change in gas prices would result in a change of approximately $9.6 million in the fair value of these contracts, while a 10% change in crude oil prices would result in a change of approximately $5.1 million.

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

In September 2004, we were served with a lawsuit styled Burkett, et al. v. J.M. Huber Corp. and XTO Energy Inc. The action was filed in the District Court of La Plata County, Colorado against us and J.M. Huber Corporation. The plaintiffs alleged that the defendants deducted in their calculation of royalty payments expenses of compression, gathering, treatment, dehydration, or other costs to place the natural gas produced in a marketable condition at a marketable location. The plaintiffs sought to represent a class consisting of all lessors and their successors in interest who own or have owned mineral interests located in La Plata County, Colorado and that were leased to or operated by Huber or us, except to the extent that the lessors or their successors expressly authorized deduction of post-production expenses from royalties. We acquired the interests of Huber in producing properties in La Plata County effective October 1, 2002, and assumed the responsibility for certain liabilities of Huber prior to the effective date, which included liability for post-production deductions made by Huber. As of December 31, 2004, based on an evaluation of available information, we accrued a $3.1 million estimated liability for this claim in our consolidated financial statements. On February 17, 2005, we agreed to a settlement of approximately $5.1 million, resulting in an additional loss of approximately $2 million that has been recorded in our consolidated income statement for the nine months ended September 30, 2005. We paid this settlement in August 2005.

On March 31, 2005, the Division of Air Quality of the Department of Environmental Conservation of the State of Alaska issued us a Notice of Violation regarding nitrogen oxide emissions from one of our cranes that exceed the limitations of our operational permit for one of our platforms in the Cook Inlet of Alaska. We are currently in the initial investigatory phase of this matter, but we do not anticipate any material penalty.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during third quarter 2005:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	373	(2)	$34.84	—
August	8,290	(2)	$37.38	—
September	8,290	(2)	$42.84	—

Total	16,953		$39.99	—	19,966,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.

(2)	During the quarter ended September 30, 2005, the Company purchased shares of common stock as treasury shares to pay income tax withholding obligations in conjunction with vesting of performance shares or exercise of stock options under the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common shares.

Item 3.	through Item 5.

Not applicable.

Item 6.	Exhibits

See Index to Exhibits at page 34 for a description of the exhibits filed as a part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: November 4, 2005	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description

10.1	Firm Intrastate Gas Transportation Agreement dated July 1, 2005, between the Company, XTO Resources I, LP and Energy Transfer Fuel, LP (Material has been omitted from this Exhibit pursuant to a request for confidential treatment and the omitted material has been separately filed with the Securities and Exchange Commission.)

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

15.1 Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1 Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1 Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002