Form 10-Q
period 2006-03-31
XTO ENERGY INC
filed 2006-05-10
CIK 868809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 28, 2006
Common stock, $.01 par value	364,132,667

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2006

P A R T I.   F I N A N C I A L   I N F O R M A T I O N

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)	March 31, 2006	December 31, 2005

ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$248	$2
Accounts receivable, net	531	644
Derivative fair value	235	193
Current income tax receivable	—	35
Other	68	69

Total Current Assets	1,082	943

Property and Equipment, at cost – successful efforts method:
Proved properties	10,870	9,979
Unproved properties	301	283
Other	319	278

Total Property and Equipment	11,490	10,540
Accumulated depreciation, depletion and amortization	(2,225)	(2,032)

Net Property and Equipment	9,265	8,508

Other Assets:
Derivative fair value	—	1
Acquired gas gathering contracts, net of amortization	130	132
Goodwill	215	213
Other	72	60

Total Other Assets	417	406

TOTAL ASSETS	$10,764	$9,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$718	$739
Payable to royalty trusts	5	13
Derivative fair value	63	90
Current income tax payable	89	—
Deferred income tax payable	60	38
Other	4	4

Total Current Liabilities	939	884

Long-term Debt	3,292	3,109

Other Long-term Liabilities:
Deferred income taxes payable	1,512	1,390
Asset retirement obligation	266	219
Other	49	46

Total Other Long-term Liabilities	1,827	1,655

Commitments and Contingencies (Note 5)

Stockholders’ Equity:
Common stock ($.01 par value, 500,000,000 shares authorized, 365,679,257 and 365,220,597 shares issued)	4	4
Additional paid-in capital	1,882	1,865
Treasury stock, at cost (1,655,413 shares)	(39)	(39)
Retained earnings	2,751	2,311
Accumulated other comprehensive income	108	68

Total Stockholders’ Equity	4,706	4,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,764	$9,857

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in millions, except per share data)	Three Months Ended March 31
	2006	2005
REVENUES

Gas and natural gas liquids	$955	$493
Oil and condensate	228	134
Gas gathering, processing and marketing	31	6
Other	1	(4)

Total Revenues	1,215	629

EXPENSES

Production	124	84
Taxes, transportation and other	104	60
Exploration	6	2
Depreciation, depletion and amortization	196	129
Accretion of discount in asset retirement obligation	4	3
Gas gathering and processing	4	1
General and administrative	40	50
Derivative fair value (gain) loss	(32)	14

Total Expenses	446	343

OPERATING INCOME	769	286

OTHER EXPENSE

Interest expense, net	(41)	(29)

INCOME BEFORE INCOME TAX	728	257

INCOME TAX

Current	130	23
Deferred	131	68

Total Income Tax Expense	261	91

NET INCOME	$467	$166

EARNINGS PER COMMON SHARE

Basic	$1.28	$0.48

Diluted	$1.26	$0.47

DIVIDENDS DECLARED PER COMMON SHARE	$0.075	$0.05

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	363.9	347.4

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)	Three Months Ended March 31
	2006	2005
OPERATING ACTIVITIES

Net income	$467	$166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	196	129
Accretion of discount in asset retirement obligation	4	3
Non-cash incentive compensation	7	24
Dry hole expense	3	—
Deferred income tax	131	68
Excess tax benefit on exercise of stock options	(9)	—
Non-cash derivative fair value loss	1	12
Other non-cash items	—	6
Changes in operating assets and liabilities (a)	163	(21)

Cash Provided by Operating Activities	963	387

INVESTING ACTIVITIES

Proceeds from sales of property and equipment	—	11
Property acquisitions	(332)	(224)
Development and capitalized exploration costs	(476)	(225)
Other property and asset additions	(61)	(48)

Cash Used by Investing Activities	(869)	(486)

FINANCING ACTIVITIES

Proceeds from long-term debt	2,148	562
Payments on long-term debt	(1,965)	(442)
Dividends	(27)	(14)
Senior note offering and debt costs	(9)	—
Proceeds from exercise of stock options	6	11
Payments upon exercise of stock options	(6)	(3)
Excess tax benefit on exercise of stock options	9	—
Purchases of treasury stock and other	(4)	(10)

Cash Provided by Financing Activities	152	104

INCREASE IN CASH AND CASH EQUIVALENTS	246	5

Cash and Cash Equivalents, Beginning of Period	2	10

Cash and Cash Equivalents, End of Period	$248	$15

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$113	$(22)
Other current assets	37	(16)
Other operating assets and liabilities	(2)	—
Current liabilities	15	17

	$163	$(21)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2005, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2006 and our income and cash flows for the three months ended March 31, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three-month periods ended March 31, 2006 and 2005 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $53 million at both March 31, 2006 and December 31, 2005.

As of March 31, 2006, capitalized costs totaled approximately $13 million for exploratory wells pending determination of proved reserves. No exploratory wells have been pending determination of proved reserves for more than one year.

Our effective income tax rates for the three-month 2006 and 2005 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

2. Related Party Transactions

In March 2006, we paid $78,500 to a firm, partially owned by one of our directors, for co-manager services provided on our March 2006 senior note offering (see Note 4).

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

(in millions)

Asset retirement obligation, December 31, 2005	$223

Revision in estimated cash flows	36
Liability incurred upon acquiring and drilling wells	7
Liability settled upon plugging and abandoning wells	(1)
Accretion of discount expense	4

Asset retirement obligation, March 31, 2006	$269
Less current portion	3

Asset retirement obligation, long term	$266

4. Long-term Debt

Our long-term debt consists of the following:

(in millions)	March 31, 2006	December 31, 2005

Bank debt:
Revolving credit agreement due April 2011	$—	$813
Term loan due April 2010	300	300
Senior notes:
7 1/2%, due April 15, 2012	350	350
6 1/4%, due April 15, 2013	400	400
4.9%, due February 1, 2014, net of discount	497	497
5%, due January 31, 2015, net of discount	350	350
5.3% due June 30, 2015, net of discount	399	399
5.65% due April 1, 2016, net of discount	400	—
6.1% due April 1, 2036, net of discount	596	—

Total long-term debt	$3,292	$3,109

On March 31, 2006, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.5 billion. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. Interest rates currently would be based on LIBOR plus 0.55%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.11%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more the 60%. We use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper.

Also in March 2006, we amended our $300 million term loan credit agreement to conform its covenants to the covenants contained in our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan.

In March 2006, we sold $400 million of 5.65% senior notes due April 1, 2016 and $600 million of 6.1% senior notes due April 1, 2036. The 5.65% senior notes were issued at 99.917% of par to yield 5.661% to maturity. The 6.1% senior notes were issued at 99.346% of par to yield 6.148% to maturity. Interest is payable on both series of notes each April 1 and October 1, beginning October 1, 2006. Net proceeds of approximately $987 million were used to reduce borrowings outstanding under our bank revolving credit facility, with the remainder held as cash and cash equivalents at March 31, 2006.

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $100 million in January 2006 and $15 million in June 2005. As of March 31, 2006, there were no borrowings under these lines.

5. Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, we joined with other defendants in filing a motion to dismiss, contending that the plaintiff had not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving us and other defendants. We and the other defendants filed motions to modify the special master’s report, requesting the district judge to also dismiss the case as to us and other defendants. The district judge heard oral arguments on December 9, 2005, as to all motions seeking adoption, modification or reversal of the special master’s report, and we are awaiting the decision of the district court. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. As calculated on a monthly basis, our failure to deliver these minimum volumes to the pipeline requires us to pay the pipeline for any deficiency. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of March 31, 2006, maximum commitments under our transportation contracts were as follows:

(in millions)

2006	$34
2007	41
2008	38
2009	37
2010	30
Remaining	65

$245

Drilling Contracts

As of March 31, 2006, we have contracts with various drilling contractors to use 75 drilling rigs with terms of up to three years and minimum future commitments of $176 million in 2006, $70 million in 2007, $8 million in 2008 and $6 million in 2009. Early termination of these contracts at March 31, 2006 would have required us to pay maximum penalties of $134 million. We do not expect to pay any early termination penalties related to these contracts.

Other

Through March 2006, we have acquired approximately 166,000 undeveloped net acres in the Barnett Shale of North Texas. Many of these net acres are generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding two years. We do not expect to lose significant acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed, and may allow in the future, certain acreage to expire.

See Note 7 regarding commodity sales commitments.

6. Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 7.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs (Note 10). Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. Btu swap contracts do not qualify for hedge accounting.

Btu swap contracts outstanding at December 31, 2005 had a net fair value loss of $23 million. As of February 28, 2006, we terminated the remaining portion of these contracts, resulting in total payments to the counterparty of approximately $7 million in first quarter 2006.

The components of derivative fair value (gain) loss in the consolidated income statements are:

	Three Months Ended March 31
(in millions)	2006	2005

Change in fair value and final settlement of Btu swap contracts	$(16)	$1
Change in fair value of other derivatives that do not qualify for hedge accounting	1	11
Ineffective portion of derivatives qualifying for hedge accounting	(17)	2

Derivative fair value (gain) loss	$(32)	$14

The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2006 and December 31, 2005 are summarized below. The increase in the net derivative asset from December 31, 2005 to March 31, 2006 is primarily attributable to the effect of declining natural gas prices, partially offset by cash settlements of derivatives during the period.

(in millions)	March 31, 2006	December 31, 2005

Derivative Assets:
Fixed-price natural gas futures and swaps	$235	$194

Derivative Liabilities:
Fixed-price natural gas futures and swaps	(28)	(50)
Fixed-price crude futures and differential swaps	(35)	(17)
Btu swap contracts	—	(23)

Net derivative asset	$172	$104

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of March 31, 2006 and December 31, 2005, our allowance for uncollectible receivables was $4 million.

7. Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of predictable, stable cash flows. See Note 6 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2007 and from crude oil sales through December 2008.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. With the exception of the hedge of 260,000 Mcf per day at $11.06 per Mcf from April through December 2006, the following futures contracts and swap agreements were entered after March 31, 2006. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2006	April to September October to December	260,000 585,000	$ $	11.06 10.48
2007	January to December	500,000		$10.05

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment for the following delivery locations and periods:

	Gas Delivery Location
Production Period	East Texas	West Texas	Total
2006
April to June
Mcf per day	325,000	5,000	330,000
Basis per Mcf (a)	$(0.59)	$(0.27)
July to October
Mcf per day	295,000	5,000	300,000
Basis per Mcf (a)	$(0.61)	$(0.27)
November to December
Mcf per day	260,000	5,000	265,000
Basis per Mcf (a)	$(0.61)	$(0.27)

2007
January to March
Mcf per day	20,000	—	20,000
Basis per Mcf (a)	$(0.64)	—

(a)	Reductions to NYMEX gas prices for delivery location.

In first quarter 2006, net gains on futures and basis swap hedge contracts increased gas revenue by $179 million. In first quarter 2005, net losses on these contracts decreased gas revenue by $4 million. As of March 31, 2006, an unrealized pre-tax derivative fair value gain of $199 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. This fair value gain is expected to be reclassified into earnings in 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts and basis swap agreements related to April 2006 gas production increased gas revenue by approximately $28 million, or $0.82 per Mcf.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. With the exception of the hedge of 15,000 Bbls per day at $59.53 per Bbl from April through December 2006, the following futures contracts and swap agreements were entered after March 31, 2006. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period	Bbls per Day	Average NYMEX Price per Bbl
2006 April to May	15,000	$59.53
June to December	37,500	$68.38
2007 January to December	37,500	$74.41
2008 January to December	22,500	$74.27

For 5,000 Bbls per day of sour crude oil production from April to December 2006, we have entered a crude sweet and sour differential swap of $5.00 per Bbl.

In first quarter 2006, net losses on futures, swaps and differential swap hedge contracts decreased oil revenue by $3 million. In first quarter 2005, net losses on these contracts decreased oil revenue by $12 million. As of March 31, 2006, an unrealized pre-tax derivative fair value loss of $30 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive income. This entire fair value loss is expected to be reclassified into earnings in 2006. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts, swap agreements and differential swap contracts related to April 2006 production reduced oil revenue by approximately $4 million, or $3.18 per Bbl.

8. Equity

In February 2005, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities, preferred stock, common stock, or warrants to purchase debt or stock. The total face amount of securities that can be offered is $2.5 billion, at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities is to be used for general corporate purposes, including the reduction of bank debt. In March 2006, we sold $400 million of 5.65% senior notes and $600 million of 6.1% senior notes under this registration statement (Note 4). In April 2005, we sold $400 million of 5.3% senior notes under this registration statement.

See Note 12.

9. Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in millions, except per share data)	Three Months Ended March 31
	2006			2005
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$467	363.9	$1.28	$166	347.4	$0.48

Effect of dilutive securities:
Stock options	—	4.8		—	4.6
Warrants	—	0.8		—	—

Diluted	$467	369.5	$1.26	$166	352.0	$0.47

10. Comprehensive Income

The following are components of comprehensive income:

(in millions)	Three Months Ended March 31
	2006	2005
Net income	$467	$166

Other comprehensive income (loss):
Change in hedge derivative fair value	225	(156)
Realized (gain) loss on hedge derivative contract settlements reclassified into earnings from other comprehensive income (a)	(162)	18

Net unrealized hedge derivative gain (loss)	63	(138)
Income tax (expense) benefit	(23)	50

Total other comprehensive income (loss)	40	(88)

Total comprehensive income	$507	$78

(a)	For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as oil and gas revenue. For realized losses upon contract settlements, the increase in comprehensive income offsets contract payments generally recorded as reductions to oil and gas revenue.

11. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in millions)	2006	2005

Interest	$37	$23
Income tax	6	3

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the three-month periods ended March 31, 2006 and 2005:

-	Grants of 62,000 performance shares and vesting of 860,000 performance shares in 2005. There were no grants or vesting of performance shares in 2006.

-	Grants and immediate vesting of 20,000 unrestricted common shares to nonemployee directors in 2006 and 18,000 shares in 2005 (Note 12).

-	Exchange of producing properties with ConocoPhillips in March 2005.

12. Employee Benefit Plans

Stock Incentive Plans

In November 2004, stockholders approved the 2004 Stock Incentive Plan under which 24 million shares of common stock are available for grants of stock awards. Prior to approval of the 2004 Plan, grants of stock awards were made pursuant to the 1998 Stock Incentive Plan. No further grants will be made under the 1998 Plan. Stock award grants are subject to certain limitations as specified in the Plan. The maximum term of stock awards is ten years under the 1998 Plan and seven years under the 2004 Plan. Stock options granted under the 2004 Plan generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels as determined by the Compensation Committee of the Board of Directors. There were 18.9 million options outstanding under both plans at March 31, 2006, including 16 million that were exercisable at that date. The remaining 2.9 million options vest over three years at a rate of one-third at each grant anniversary date, with no provision for accelerated performance-based vesting.

The May 2006 distribution of the Hugoton Royalty Trust units (see Note 14) will result in an adjustment to both the vesting price of the performance shares and to the exercise price and number of stock options outstanding.

Adoption of SFAS 123R

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements at the estimated fair value. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. We are using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our prior pro forma disclosures. As required, we have estimated the expected forfeitures using an annual forfeiture rate of 1.65% and we are recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS 123R was immaterial.

The following are pro forma net income and earnings per share for the three months ended March 31, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date:

(in millions, except per share data)	Three Months Ended March 31, 2005

Net income as reported	$166
Add stock-based compensation expense included in the income statement, net of related tax effects	16
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(60)

Pro forma net income	$122

Earnings per common share:

Basic As reported	$0.48
Pro forma	$0.35

Diluted As reported	$0.47
Pro forma	$0.35

The table below summarizes certain stock incentive amounts for the three months ended March 31, 2006 and March 31, 2005 (in millions):

	Three Months Ended March 31,
	2006	2005
Non-cash stock option compensation expense	$3	$–
Non-cash performance and unrestricted share compensation expense	$4	$24
Related tax benefit recorded in income statement	$2	$8
Intrinsic value of stock option exercises	$23	$13
Excess income tax benefit on exercise of stock options (a)	$9	$5

(a)	Recorded as additional paid-in-capital

There are no share-based liabilities at March 31, 2006. Also, no stock options or performance shares vested during the three months ended March 31, 2006.

Performance and Unrestricted Shares

Performance shares granted under the 2004 Stock Incentive Plan are subject to restrictions determined by the Compensation Committee of the Board of Directors and are subject to forfeiture if performance criteria are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other common stockholders. To date, the performance criteria for all awards has been the achievement of specified increases in the common stock price above the market price at the grant date. The following summarizes performance share activity for each period:

	Three Months Ended March 31,
	2006	2005
(in thousands, except per share amounts)
Shares granted to key employees	—	62
Shares vested when common stock price reached specified levels	—	860
Weighted average fair value of shares when granted	$—	$30.97

(in millions)
Treasury stock purchases related to vested shares	$—	$10

Nonemployee directors received a total of 20,000 unrestricted shares in February 2006 and 18,000 unrestricted shares in February 2005 under the 2004 Plan.

At March 31, 2006, deferred compensation of $1 million was recorded, based on the March 31, 2006 common stock price less compensation expense recorded, as an offset to additional paid-in-capital for 155,750 performance shares granted in November and December 2005. Of these performance shares, 154,500 shares vest when the common stock closes at or above $50 and 1,250 shares vest when the common stock closes at or above $55.

Prior to the adoption of SFAS 123R, management assessed whether the vesting period of performance share awards could be reasonably estimated, with compensation recognized ratably over the estimated vesting period or at actual vesting, if earlier. Performance share grants in 2005 were to key employees other than executive officers. Based on management’s grant date estimate of a reasonably probable vesting period, compensation of $2 million was recorded in the last quarter of 2005 and $4 million was recorded in the first quarter of 2006.

Option Activity and Balances

The following summarizes option activity and balances for the three months ended March 31, 2006:

	Weighted- Average Exercise Price	Stock Options (in thousands)	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2006	$24.74	19,452	—	—
Grants	43.37	168	—	—
Exercises	17.53	(659)	—	—
Forfeitures	36.03	(14)	—	—

Balance at March 31, 2006	25.14	18,947	6	$349

Exercisable at March 31, 2006	23.02	16,030	5.9	$329

As a result of the exercises, outstanding common stock increased by 439,000 shares and stockholders’ equity increased by a net $10 million.

The following summarizes the status of the nonvested stock options and performance shares as of March 31, 2006 and changes for the three months ended March 31, 2006:

	Stock Options		Performance Shares
	Weighted- Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value	Number of Shares (in thousands)
Nonvested at January 1, 2006	$11.97	2,763	$50.04	156
Grants	14.28	168	—	—
Forfeitures	11.67	(14)	—	—

Nonvested at March 31, 2006	12.10	2,917	50.04	156

As of March 31, 2006, the remaining deferred compensation related to nonvested stock options was $30 million. Based on this estimated fair value, we currently anticipate stock option compensation expense for service periods after March 31, 2006 will be $9 million in 2006, $12 million in 2007, and $9 million in 2008 related to these stock options. The weighted-average remaining vesting period is 2.5 years.

Estimated Fair Value of Grants

Prior to adoption of SFAS No. 123R, we used the Black-Scholes option-pricing model to estimate the fair value of stock options and the intrinsic value method of valuing performance shares. Beginning January 1, 2006, we began using a lattice model to value stock option grants that time vest and a Monte Carlo simulation model to value performance shares and stock options that include a provision for accelerated vesting when the common stock price reaches specified levels.

During the three-month period ended March 31, 2006, we used a trinomial lattice model to determine the fair value of options granted. The trinomial lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest turnover rate and suboptimal exercise factor. Both expected life and fair value are outputs of this model. The risk-free interest rate is based on the constant maturity nominal rates of U.S. Treasury securities with remaining lives throughout the contract term on the day of the grant. The dividend yield is the expected annual dividend yield over the expected life of the option, expressed as a percentage of the stock price on the date of grant. The volatility factors are based on a combination of both the historical volatilities of our stock and the implied volatility of traded options on our common stock. Contract term is seven years and the average vesting period is two years, based on each grant vesting ratably over a three-year period. The post-vesting turnover rate is 5.1% and the suboptimal exercise factor is 1.6, and are both based on actual historical exercise activity. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock option grants, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made.

For the fair value of stock options awarded in 2005 and prior, we used the Black-Scholes option pricing model which utilizes assumptions different from those described above. The expected term was based on the historical exercise activity. The risk-free interest rate was the yield available on U.S. Treasury securities with a remaining term equal to the expected life of the option. The dividend yield was determined in the same manner as described above for the lattice model. The volatility factor was based on the historical volatility of our common stock over the expected life of the option.

During the three months ended March 31, 2006, we granted 167,500 options with an estimated total grant-date fair value of $2 million and a weighted-average fair value of $14.28. The estimated stock-based compensation expense for awards not expected to vest was immaterial. During the year ended December 31, 2005, we granted 4.2 million options with a weighted-average fair value of $10.20. Following are the grant date assumptions used to value these options for the three months ended March 31, 2006 and for the year ended December 31, 2005:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
Weighted-average expected term (years)	4.4	3.5
Range of risk-free interest rates	4.3% – 4.8%	—
Weighted-average risk-free interest rates	4.7%	4%
Dividend yield	0.7%	0.7%
Range of volatility	32% – 35%	—
Weighted-average volatility	33%	35%

13. Acquisitions

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

The following is the final calculation of the purchase price of Antero Resources Corporation and the allocation to assets and liabilities as of April 1, 2005. The fair value of consideration issued is determined as of January 10, 2005, the date the acquisition was announced.

(in millions)
Consideration issued to Antero Resources stockholders:
13.3 million shares of common stock (at fair value of $24.73 per share)	$330
Warrants to purchase 2 million shares of common stock at $27.00 per share (at fair value of $8.46 per warrant)	17

347
Cash paid	342

Total purchase price	689

Fair value of liabilities assumed:
Current liabilities	114
Long-term debt	218
Asset retirement obligation	4
Other long-term liabilities	11
Deferred income taxes	225

Total purchase price plus liabilities assumed	$1,261

Fair value of assets acquired:
Cash and cash equivalents	$2
Other current assets	55
Proved properties	634
Unproved properties	180
Other property and equipment, primarily gathering and pipeline assets	35
Acquired gas gathering contracts	140
Goodwill (none deductible for income taxes)	215

Total fair value of assets acquired	$1,261

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the three months ended March 31, 2005 and the year ended December 31, 2005, as if the Antero Resources acquisition was made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(In millions, except per share data)	Three Months Ended March 31, 2005	Year Ended December 31, 2005

Revenues	$665	$3,555

Net Income	$169	$1,155

Earnings per common share:
Basic	$0.47	$3.19

Diluted	$0.46	$3.13

Weighted average shares outstanding:
Basic	360.7	361.7

Diluted	365.5	369.0

14. Hugoton Royalty Trust Distribution

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. As of the record date of April 26, 2006, the dividend ratio is 0.059609 trust units for each common share outstanding. The effects of this distribution will not be recorded until May 12, 2006.

We also announced in January 2006 that the Company will consider selling its interests in the underlying properties that are subject to the Cross Timbers Royalty Trust and Hugoton Royalty Trust net profits interests. Any sale is dependent upon finding a qualified buyer, receiving sufficient consideration and structuring a tax-efficient transaction.

Based on the closing price of the Hugoton Royalty Trust units on May 5, 2006 of $30.65, we would recognize a gain of approximately $520 million in our second quarter 2006 financial statements. This gain would be partially offset by income taxes of approximately $190 million. Of this amount, current income tax expense would be approximately $220 million, partially offset by a deferred income tax benefit of approximately $30 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2006, the related consolidated income statements for the three-month periods ended March 31, 2006 and 2005, and the consolidated cash flow statements for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of XTO Energy Inc. as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2005 Annual Report on Form 10-K, and in our report dated February 28, 2006, we expressed an unqualified opinion on those statements. Our report on those statements referred to a change in accounting for asset retirement obligations in 2003. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2005 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

May 5, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended March 31
	2006	2005	Increase
Total production
Gas (Mcf)	101,340,419	82,951,687	22%
Natural gas liquids (Bbls)	1,001,332	952,574	5%
Oil (Bbls)	4,010,633	3,206,385	25%
Mcfe	131,412,209	107,905,441	22%

Average daily production
Gas (Mcf)	1,126,005	921,685	22%
Natural gas liquids (Bbls)	11,126	10,584	5%
Oil (Bbls)	44,563	35,627	25%
Mcfe	1,460,136	1,198,949	22%

Average sales price
Gas per Mcf	$9.08	$5.60	62%
Natural gas liquids per Bbl	$34.76	$29.12	19%
Oil per Bbl	$56.98	$41.78	36%

Average NYMEX prices
Gas per MMBtu	$8.98	$6.27	43%
Oil per Bbl	$63.41	$49.90	27%

Bbl— Barrel

Mcf— Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu— One million British Thermal Units, a common energy measurement

Gas and natural gas liquids production increased from the first quarter of 2005 to 2006 primarily because of acquisitions and development activity, partially offset by natural decline.

Gas prices increased from first quarter 2005 to first quarter 2006 primarily due to the effects of hurricanes on Gulf of Mexico production in 2005, as well as increased demand and declining North American production. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile. The average NYMEX price for April 2006 was $7.29 per MMBtu. At April 28, 2006, the average NYMEX futures price for the following twelve months was $8.96 per MMBtu.

Oil prices increased from first quarter 2005 to first quarter 2006 primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity. Oil prices increased to record levels in April 2006, exceeding $75.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for April 2006 was $69.91 per Bbl. At April 28, 2006, the average NYMEX futures price for the following twelve months was $74.76 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2007 and from oil sales through December 2008; see Note 7 to Consolidated Financial Statements. During first quarter 2006, our hedging activities increased gas revenue by $179 million, or $1.76 per Mcf, and decreased oil revenue by $3 million, or $0.86 per Bbl. During first quarter 2005, our hedging activities decreased gas revenue by $4 million, or $0.05 per Mcf, and oil revenue by $12 million or $3.60 per Bbl.

Results of Operations

Quarter Ended March 31, 2006 Compared with Quarter Ended March 31, 2005

Net income for first quarter 2006 was $467 million compared to $166 million for first quarter 2005. First quarter 2006 earnings include the net after-tax effects of non-cash performance share award compensation of $3 million and a $21 million fair value gain on certain derivatives that do not qualify for hedge accounting. First quarter 2005 earnings include the net after-tax effects of non-cash performance share award compensation of $16 million and a $9 million fair value loss on certain derivatives that do not qualify for hedge accounting.

Total revenues for first quarter 2006 were $1.22 billion, a 93% increase from first quarter 2005 revenues of $629 million. Operating income for the quarter was $769 million, a 169% increase from first quarter 2005 operating income of $286 million. Gas and natural gas liquids revenues increased $462 million (94%) because of the 22% increase in gas volumes and the 5% increase in natural gas liquids volumes, as well as the 62% increase in gas prices and the 19% increase in natural gas liquids prices. Oil revenue increased $94 million (70%) because of the 36% increase in oil prices and the 25% increase in production. First quarter 2006 gas gathering, processing and marketing revenues increased $25 million primarily due to increased margins and prices.

Expenses for first quarter 2006 totaled $446 million, a 30% increase from first quarter 2005 expenses of $343 million. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $40 million (48%) primarily because of increased overall production, higher maintenance expenses and fuel costs, and the 25% increase in oil production, which is more expensive to produce than natural gas. Taxes, transportation and other increased $44 million (73%) from the first quarter of 2005 primarily because of a comparable increase in oil and gas revenues. Depreciation, depletion and amortization increased $67 million (52%) because of increased production and higher acquisition, development and infrastructure costs. General and administrative expense decreased $10 million (20%). Excluding a $20 million decrease in non-cash performance share award compensation related to performance share grants to employees and a $3 million charge for expensing stock options related to the adoption of SFAS 123R in the 2006 quarter, general and administrative expense increased $7 million (27%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

The derivative fair value gain for first quarter 2006 was $32 million compared to a derivative fair value loss of $14 million for first quarter 2005. The gain in first quarter 2006 is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of the Btu swap contracts. The loss in first quarter 2005 is primarily related to the effect of higher oil prices on derivatives not qualifying for hedge accounting. See Note 6 to Consolidated Financial Statements. Interest expense increased $12 million (41%) primarily because of a 42% increase in weighted average borrowings incurred primarily to fund acquisitions.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2006	2005	Increase
Production	$0.94	$0.78	21%
Taxes, transportation and other	$0.79	$0.55	44%
Depreciation, depletion and amortization (DD&A)	$1.49	$1.20	24%
General and administrative (G&A) (a)	$0.27	$0.25	8%
Interest	$0.32	$0.27	19%

(a)	Excludes non-cash performance share award compensation of $4 million ($0.03 per Mcfe) in the 2006 quarter and $24 million ($0.22 per Mcfe) in the 2005 quarter.

The following are explanations of variances of expenses on an Mcfe basis:

Production expenses—Increased production expense is primarily because of the 25% increase in oil production, which is more expensive per Mcfe to produce than natural gas, as well as increased maintenance and workover costs and the higher cost of gas used for fuel.

Taxes, transportation and other—Most of these expenses vary with product prices. Increased taxes, transportation and other expense is primarily because of higher product prices.

DD&A—Increased DD&A is primarily because of higher acquisition, development and infrastructure costs per Mcfe.

G&A—Increased G&A is primarily because of $3 million compensation expense ($0.02 per Mcfe) related to expensing stock options in 2006 upon adoption of SFAS 123R.

Interest—Increased interest is primarily because of an increase in outstanding borrowings as a result of a greater portion of our recent acquisitions being financed with debt.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $963 million for first quarter 2006, compared with $387 million for the same 2005 period. Increased first quarter cash provided by operating activities is primarily because of production from development activity and acquisitions and increased prices. Cash flow from operating activities was increased by changes in operating assets and liabilities of $163 million in first quarter 2006 and decreased by $21 million in first quarter 2005. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $3 million in first quarter 2006 and $2 million in first quarter 2005.

During the quarter ended March 31, 2006, cash provided by operating activities of $963 million and net debt proceeds of $183 million were used to fund net property acquisitions, development costs and other net capital additions of $869 million and dividends of $27 million. The resulting increase in cash and cash equivalents for the period was $246 million.

Total current assets increased $139 million during the first quarter of 2006 primarily because of a $246 million increase in cash and cash equivalents related to proceeds from the March 2006 sale of senior notes that were not used to repay existing indebtedness. Also, derivative fair value increased $42 million as a result of the decline in natural gas prices. These increases were partially offset by a decline in accounts receivable of $113 million primarily due to lower gas prices, as well as a decline in current income taxes receivable of $35 million. Total current liabilities increased $55 million during the first quarter of 2006 primarily because of an $89 million increase in current income taxes payable. This increase was partially offset by a $27 million decrease in derivative fair value liabilities due to the effect of lower natural gas prices.

Working capital increased $84 million from $59 million at December 31, 2005 to $143 million at March 31, 2006. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital increased $37 million from a negative position of $6 million at December 31, 2005 to working capital of $31 million at March 31, 2006.

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

Exploration and development expenditures for the first three months of 2006 were $479 million, compared with $227 million for the first three months of 2005. Expenditures are currently being incurred at a rate that would exceed our $1.7 billion budget for the 2006 development and exploration program. We will be assessing the level of our development expenditures during the second quarter and we may revise our capital budget at mid-year. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

We will continue to evaluate additional acquisition opportunities during 2006. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, issuance of public or private debt or equity, or asset sales. Property acquisitions during 2006 may alter the amount currently budgeted for development and exploration. Our expenditures for acquisitions, development and exploration will be adjusted throughout 2006 to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs in the event of significant changes in oil and gas prices.

Through the first three months of 2006, we participated in drilling approximately 151 gas wells and 27 oil wells and performed 74 workovers. Our drilling activity for the year to date was concentrated in East Texas, the Barnett Shale and the San Juan Basin. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

On March 31, 2006, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.5 billion. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. Interest rates currently would be based on LIBOR plus 0.55%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.11%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more the 60%. We use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper.

Also in March 2006, we amended our $300 million term loan credit agreement to conform its covenants to the covenants contained in our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan.

In March 2006, we sold $400 million of 5.65% senior notes due April 1, 2016 and $600 million of 6.1% senior notes due April 1, 2036. The 5.65% senior notes were issued at 99.917% of par to yield 5.661% to maturity. The 6.1% senior notes were issued at 99.346% of par to yield 6.148% to maturity. Interest is payable on both series of notes each April 1 and October 1, beginning October 1, 2006. Net proceeds of approximately $987 million were used to reduce borrowings outstanding under our bank revolving credit facility with the remainder being held as cash and cash equivalents at March 31, 2006.

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $100 million in January 2006 and $15 million in June 2005. As of March 31, 2006, there were no borrowings under these lines.

Stockholders’ equity at March 31, 2006 increased $497 million from year-end because of earnings of $467 million for the three months ended March 31, 2006, an increase in accumulated other comprehensive income of $40 million and an increase in common stock and additional paid-in capital of $17 million primarily related to the exercise of stock options, partially offset by common stock dividends declared of $27 million. The increase in accumulated other comprehensive income was primarily attributable to a fair value gain on hedge derivatives related to lower natural gas prices, partially offset by cash settlements of hedge derivatives during the first three months of 2006.

See Notes 4 and 8 to Consolidated Financial Statements.

Dividends

In February 2006, the Board of Directors declared a first quarter 2006 dividend of $0.075 per share payable April 13, 2006 to stockholders of record on March 31, 2006.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. As of the record date of April 26, 2006, the dividend ratio is 0.059609 trust units for each common share outstanding. The effects of this distribution will not be recorded until May 12, 2006.

See Note 14 to Consolidated Financial Statements.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of March 31, 2006. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2006	2007	2008	2009	2010	After 2010

Long-term debt	$3,300	$—	$—	$—	$—	$300	$3,000
Operating leases	129	20	26	22	18	16	27
Drilling contracts	260	176	70	8	6	—	—
Transportation contracts	245	34	41	38	37	30	65
Derivative contract liabilities at March 31, 2006 fair value	63	63	—	—	—	—	—

Total	$3,997	$293	$137	$68	$61	$346	$3,092

Long-Term Debt. Borrowings of $300 million under our term bank facility are due in April 2010, and our senior notes, totaling $3 billion at March 31, 2006, are due in 2012 through 2036. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of March 31, 2006, the fixed prices specified by these contracts generally exceeded market prices, resulting in a net derivative fair value current asset of $172 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of March 31, 2006, the current liability related to such contracts was $63 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility. See Note 6 to Consolidated Financial Statements.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters, competition and assumptions related to the expensing of stock options and performance shares. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2006, our variable rate debt had a carrying value of $300 million, which approximated its fair value, and our fixed rate debt had a carrying value of $2.99 billion and an approximate fair value liability of $2.96 billion. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2006, the fair value of our fixed rate debt would change by approximately $233 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of March 31, 2006, outstanding gas futures contracts, swap agreements and gas basis swap agreements had a net fair value gain of $207 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $45 million in the fair value of these instruments at March 31, 2006. As of March 31, 2006, outstanding oil futures contracts and differential swaps had a net fair value loss of $35 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $25 million in the fair value of these oil futures and differential swaps at March 31, 2006. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

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

P A R T   I I.   O T H E R   I N F O R M A T I O N

Item 1. Legal Proceedings

Not applicable.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases of our common stock during first quarter 2006.

Items 3. through 5.

Not applicable.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number

and Description

3.1	Amended and Restated Bylaws of the Company, dated November 18, 2003

4.1	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York, as Successor Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.3 to Form 8-K filed March 29, 2006)

4.2	Third Supplemental Indenture dated as of March 30, 2006 between the Company and The Bank of New York Trust Company, as Trustee, for 5.65% Senior Notes due 2016 and 6.10% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3.4 to Form 8-K filed March 29, 2006)

4.3	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 7 1/2% Senior Notes due 2012

4.4	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 6 1/4% Senior Notes due 2013

4.5	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 4.90% Senior Notes due 2014

4.6	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5% Senior Notes due 2015

10.1	First Amendment to Five-Year Revolving Credit Agreement dated March 10, 2006 between the Company and certain commercial banks named therein

10.2	Second Amendment to Term Loan Agreement dated March 10, 2006 between the Company and certain banks named therein

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: May 10, 2006	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/S/ BENNIE G. KNIFFEN
Bennie G. Kniffen Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description		Page

3.1	Amended and Restated Bylaws of the Company, dated November 18, 2003

4.1	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York, as Successor Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.3 to Form 8-K filed March 29, 2006)

4.2	Third Supplemental Indenture dated as of March 30, 2006 between the Company and The Bank of New York Trust Company, as Trustee, for 5.65% Senior Notes due 2016 and 6.10% Senior Notes due 2036 (incorporated by reference to Exhibit 4.3.4 to Form 8-K filed March 29, 2006)

4.3	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 7 1/2% Senior Notes due 2012

4.4	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 6 1/4% Senior Notes due 2013

4.5	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 4.90% Senior Notes due 2014

4.6	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5% Senior Notes due 2015

10.1	First Amendment to Five-Year Revolving Credit Agreement dated March 10, 2006 between the Company and certain commercial banks named therein

10.2	Second Amendment to Term Loan Agreement dated March 10, 2006 between the Company and certain banks named therein

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002