Form 10-Q
period 2006-06-30
XTO ENERGY INC
filed 2006-08-09
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2006
Common stock, $.01 par value	365,731,275

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended June 30, 2006

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8	$2
Accounts receivable, net	484	644
Derivative fair value	326	193
Current income tax receivable	12	35
Other	69	69

Total Current Assets	899	943

Property and Equipment, at cost – successful efforts method:
Proved properties	11,058	9,979
Unproved properties	374	283
Other	605	278

Total Property and Equipment	12,037	10,540
Accumulated depreciation, depletion and amortization	(2,306)	(2,032)

Net Property and Equipment	9,731	8,508

Other Assets:
Derivative fair value	96	1
Acquired gas gathering contracts, net of accumulated amortization	127	132
Goodwill	215	213
Other	77	60

Total Other Assets	515	406

TOTAL ASSETS	$11,145	$9,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$734	$739
Payable to royalty trusts	19	13
Derivative fair value	68	90
Deferred income tax payable	86	38
Other	4	4

Total Current Liabilities	911	884

Long-term Debt	3,427	3,109

Other Long-term Liabilities:
Derivative fair value	11	—
Deferred income taxes payable	1,647	1,390
Asset retirement obligation	279	219
Other	47	46

Total Other Long-term Liabilities	1,984	1,655

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 369,586,688 and 365,220,597 shares issued)	4	4
Additional paid-in capital	2,033	1,865
Treasury stock, at cost (3,855,413 and 1,655,413 shares)	(122)	(39)
Retained earnings	2,706	2,311
Accumulated other comprehensive income	202	68

Total Stockholders’ Equity	4,823	4,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,145	$9,857

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in millions, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
REVENUES

Gas and natural gas liquids	$788	$594	$1,743	$1,087
Oil and condensate	256	146	484	280
Gas gathering, processing and marketing	22	9	53	15
Other	—	—	1	(4)

Total Revenues	1,066	749	2,281	1,378

EXPENSES

Production	119	93	243	177
Taxes, transportation and other	86	69	190	129
Exploration	3	5	9	7
Depreciation, depletion and amortization	211	156	407	285
Accretion of discount in asset retirement obligation	4	3	8	6
Gas gathering and processing	10	2	14	3
General and administrative	75	35	115	85
Derivative fair value (gain) loss	(18)	1	(50)	15

Total Expenses	490	364	936	707

OPERATING INCOME	576	385	1,345	671

OTHER (INCOME) EXPENSE

Gain on distribution of royalty trust units	(469)	—	(469)	—
Interest expense, net	46	38	87	67

Total Other (Income) Expense	(423)	38	(382)	67

INCOME BEFORE INCOME TAX	999	347	1,727	604

INCOME TAX

Current	303	29	433	52
Deferred	99	98	230	166

Total Income Tax Expense	402	127	663	218

NET INCOME	$597	$220	$1,064	$386

EARNINGS PER COMMON SHARE

Basic	$1.64	$0.61	$2.93	$1.09

Diluted	$1.62	$0.60	$2.88	$1.07

CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.075	$0.05	$0.15	$0.10

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	363.8	361.0	363.8	354.2

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)

	Six Months Ended June 30
	2006	2005
OPERATING ACTIVITIES

Net income	$1,064	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	407	285
Accretion of discount in asset retirement obligation	8	6
Non-cash incentive compensation	50	24
Dry hole expense	4	2
Gain on distribution of royalty trust units	(469)	—
Deferred income tax	230	166
Excess tax benefit on exercise of stock options	(26)	—
Non-cash derivative fair value (gain) loss	(18)	4
Other non-cash items	1	10
Changes in operating assets and liabilities (a)	125	(95)

Cash Provided by Operating Activities	1,376	788

INVESTING ACTIVITIES

Proceeds from sales of property and equipment	—	16
Property acquisitions, including acquisitions of corporations	(396)	(1,008)
Development and capitalized exploration costs	(1,014)	(524)
Other property and asset additions	(130)	(105)

Cash Used by Investing Activities	(1,540)	(1,621)

FINANCING ACTIVITIES

Proceeds from long-term debt	2,796	2,195
Payments on long-term debt	(2,478)	(1,327)
Dividends	(54)	(31)
Senior note and debt offering costs	(9)	(5)
Proceeds from exercise of stock options	11	15
Payments upon exercise of stock options	(33)	(6)
Excess tax benefit on exercise of stock options	26	—
Purchases of treasury stock and other	(89)	(11)

Cash Provided by Financing Activities	170	830

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6	(3)

Cash and Cash Equivalents, Beginning of Period	2	10

Cash and Cash Equivalents, End of Period	$8	$7

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$159	$17
Other current assets	23	(56)
Other operating assets and liabilities	(8)	(3)
Current liabilities	(49)	(53)

	$125	$(95)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2005, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2006, our income for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and six-month periods ended June 30, 2006 and 2005 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $53 million at both June 30, 2006 and December 31, 2005.

As of June 30, 2006, capitalized costs totaled approximately $14 million for exploratory wells pending determination of proved reserves. No exploratory wells have been pending determination of proved reserves for more than one year.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2. Related Party Transactions

In March 2006, we paid $78,500 to a firm, affiliated with one of our directors, for co-manager services provided on our March 2006 senior note offering (see Note 4).

3. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the six months ended June 30, 2006:

(in millions)
Asset retirement obligation, December 31, 2005	$223
Revision in estimated cash flows	36
Liability incurred upon acquiring and drilling wells	17
Liability settled upon plugging and abandoning wells	(1)
Accretion of discount expense	8

Asset retirement obligation, June 30, 2006	283
Less current portion	4

Asset retirement obligation, long-term	$279

4. Long-term Debt

Our long-term debt consists of the following:

(in millions)	June 30, 2006	December 31, 2005
Bank debt:
Revolving credit agreement due April 2011	$135	$813
Term loan due April 2010	300	300
Senior notes:
7 1/2%, due April 15, 2012	350	350
6 1/4%, due April 15, 2013	400	400
4.9%, due February 1, 2014, net of discount	497	497
5%, due January 31, 2015, net of discount	350	350
5.3%, due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	—
6.1%, due April 1, 2036, net of discount	596	—

Total long-term debt	$3,427	$3,109

On June 30, 2006, borrowings under our revolving credit agreement with commercial banks were $135 million, and we had available borrowing capacity of $1.365 billion. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. The weighted average interest rate of 6.3% at June 30, 2006 is based on the one-month LIBOR plus 0.55%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.11%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more than 60%. We use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper.

Also in March 2006, we amended our $300 million term loan credit agreement to conform its covenants to the covenants contained in our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan. As of June 30, 2006, the interest rate on the term loan was 6.3%.

In July 2006, our credit rating was upgraded by Standard & Poor’s to BBB and by Moody’s to Baa2. As a result of these upgrades, the interest rate on future borrowings will improve by 0.15% under our revolving credit facility and by 0.125% under our term loan.

In March 2006, we sold $400 million of 5.65% senior notes due April 1, 2016 and $600 million of 6.1% senior notes due April 1, 2036. The 5.65% senior notes were issued at 99.917% of par to yield 5.661% to maturity. The 6.1% senior notes were issued at 99.346% of par to yield 6.148% to maturity. Interest is payable on both series of notes each April 1 and October 1, beginning October 1, 2006. Net proceeds of approximately $987 million were used to reduce borrowings outstanding under our bank revolving credit facility and for other general corporate purposes.

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $100 million in January 2006 and $15 million in June 2005. As of June 30, 2006, there were no borrowings under these lines.

5. Income Tax

In May 2006, the State of Texas enacted legislation to implement a new margin tax, applicable to tax years beginning in 2008, to be levied on revenues, less specified costs, generated from Texas activities beginning in 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the estimated effect of this tax, $26 million, has been recorded as additional income tax expense in second quarter 2006.

The gain on distribution of Hugoton Royalty Trust units (Note 15) resulted in income tax expense of $174 million. This amount comprises a current income tax expense of $211 million and a deferred income tax benefit of $37 million.

Our effective income tax rates for the three- and six-month 2006 and 2005 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

6. Commitments and Contingencies

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. As calculated on a monthly basis, our failure to deliver these minimum volumes to the pipeline requires us to pay the pipeline for any deficiency. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of June 30, 2006, maximum commitments under our transportation contracts were as follows:

(in millions)
2006	$23
2007	41
2008	38
2009	37
2010	30
Remaining	65

$234

Drilling Contracts

As of June 30, 2006, we have contracts with various drilling contractors to use 71 drilling rigs with terms of up to three years and minimum future commitments of $139 million in 2006, $108 million in 2007, $18 million in 2008 and $7 million in 2009. The estimated effect of early termination of these contracts at June 30, 2006 would have required us to pay maximum penalties of $131 million. We do not expect to pay any early termination penalties related to these contracts.

Employment Agreements

Three executive officers entered into year-to-year employment agreements with us in May 2006. The agreements are automatically renewed each year-end unless terminated by either party upon thirty days notice prior to each November 30. Under these agreements, the officers receive a minimum annual salary of $1,200,000, $675,000 and $540,000, respectively, and are entitled to participate in any incentive compensation programs administered by the Board of Directors. The agreement also provides that, in the event (i) the officer terminates his employment for good reason, as defined in the agreement, (ii) we terminate the employee without cause, (iii) the officer dies or becomes disabled, or (iv) a change in control of the Company occurs, the officer is entitled to a lump-sum payment of three times the officer’s most recent annual compensation, including any special bonuses or other compensation required to be designated as a bonus under the rules and regulations of the Securities and Exchange Commission. In addition, the officer is entitled to receive a payment sufficient to make the officer whole for any excise tax on excess parachute payments imposed by the Internal Revenue Code.

Upon retirement, each officer will enter into an eighteen-month consulting agreement under which the officer will receive a monthly payment based on his annual salary at the time of retirement, plus $10,000 a month for expenses. The officer will also become fully vested in any outstanding share-based awards (Note 13).

Other

Through June 2006, we have acquired approximately 206,000 net acres in the Barnett Shale of North Texas. Many of the leases on this acreage are subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years. We do not expect to lose significant acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed, and may allow in the future, certain acreage to expire.

See Note 8 regarding commodity sales commitments.

7. Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 8.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs (Note 11). Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. Btu swap contracts do not qualify for hedge accounting.

Btu swap contracts outstanding at December 31, 2005 had a net fair value loss of $23 million. As of February 28, 2006, we terminated the remaining portion of these contracts, resulting in total payments to the counterparty of approximately $7 million in first quarter 2006.

The components of derivative fair value (gain) loss in the consolidated income statements are:

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Change in fair value of Btu swap contracts	$—	$(4)	$(16)	$(3)
Change in fair value of other derivatives that do not qualify for hedge accounting	(1)	3	—	14
Ineffective portion of derivatives qualifying for hedge accounting	(17)	2	(34)	4

Derivative fair value (gain) loss	$(18)	$1	$(50)	$15

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2006 and December 31, 2005 are summarized below. The increase in the net derivative asset from December 31, 2005 to June 30, 2006 is primarily attributable to the effect of declining natural gas prices, partially offset by cash settlements of derivatives during the period.

(in millions)	June 30, 2006	December 31, 2005
Derivative Assets:
Fixed-price natural gas futures and swaps	$420	$194
Fixed-price crude oil futures and differential swaps	2	—

Derivative Liabilities:
Fixed-price natural gas futures and swaps	(16)	(50)
Fixed-price crude oil futures and differential swaps	(63)	(17)
Btu swap contracts	—	(23)

Net derivative asset	$343	$104

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of June 30, 2006 and December 31, 2005, our allowance for uncollectible receivables was $4 million.

8. Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of predictable, stable cash flows. See Note 7 regarding accounting for cash flow hedge derivatives.

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

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2006	July to August	260,000	$11.06
	September	400,000	$10.05
	October to December	800,000	$10.28
2007	January to December	500,000	$10.05

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment as shown below. Not all basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Basis per Mcf (a)
2006	July to September	328,000 - 468,000	$0.54 - $0.57
	October to December	635,000 - 678,000	$0.63 - $0.64
2007	January to October	280,000 - 325,000	$0.31 - $0.34
	November to December	175,000	$0.19
2008	January to March	50,000	$0.14

(a)	Reductions to NYMEX gas prices for delivery location.

In the first six months of 2006, net gains on futures and basis swap hedge contracts increased gas revenue by $274 million. In the first six months of 2005, net losses on these contracts decreased gas revenue by $20 million. As of June 30, 2006, an unrealized pre-tax derivative fair value gain of $366 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Based on June 30 mark-to-market prices, $277 million of this fair value gain is expected to be reclassified into earnings through June 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts and basis swap agreements related to July 2006 gas production increased gas revenue by approximately $39 million, or $1.11 per Mcf.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Average NYMEX Price per Bbl
2006	July to December	37,500	$68.37
2007	January to December	37,500	$74.40
2008	January to December	22,500	$74.26

We have entered a crude sweet and sour differential swap of $5.41 per Bbl for 10,000 Bbls per day of sour crude oil production from July to December 2006. We have entered a crude sweet and sour differential swap of $5.81 per Bbl for 5,000 Bbls per day of sour crude oil production from January to December 2007.

In the first six months of 2006, net losses on futures, swaps and differential swap hedge contracts decreased oil revenue by $17 million. In the first six months of 2005, net losses on these contracts decreased oil revenue by $25 million. As of June 30, 2006, an unrealized pre-tax derivative fair value loss of $50 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive income. Based on June 30 mark-to-market prices, $46 million of this fair value loss is expected to be reclassified into earnings through June 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts, swap agreements and differential swap contracts related to July 2006 production reduced oil revenue by approximately $7 million, or $5.22 per Bbl.

9. Equity

In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities or common stock. The securities will be offered at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities are to be used for general corporate purposes, including the reduction of bank debt.

In June 2006, we registered 2.555 million shares of our common stock, which were issued in the acquisition of Peak Energy Resources on June 30, 2006 (Note 14).

Also in June 2006, we repurchased 2.2 million shares of our common stock on the open market at $37.80 per share, or a total of $83 million.

See Note 13.

10. Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30
	2006			2005
(in millions, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$597	363.8	$1.64	$220	361.0	$0.61

Effect of dilutive securities:
Stock options	—	4.8		—	5.4
Warrants	—	0.7		—	0.3

Diluted	$597	369.3	$1.62	$220	366.7	$0.60

	Six Months Ended June 30
	2006			2005
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$1,064	363.8	$2.93	$386	354.2	$1.09

Effect of dilutive securities:
Stock options	—	4.9		—	5.1
Warrants	—	0.7		—	0.1

Diluted	$1,064	369.4	$2.88	$386	359.4	$1.07

11. Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2006	2005	2006	2005
Net income	$597	$220	$1,064	$386

Other comprehensive income (loss):
Change in hedge derivative fair value	231	49	456	(107)
Realized (gain) loss on hedge derivative contracts settlements reclassified into earnings from accumulated other comprehensive income (a)	(84)	29	(246)	47

	147	78	210	(60)
Income tax (expense) benefit	(53)	(28)	(76)	22

Total other comprehensive income (loss)	94	50	134	(38)

Total comprehensive income	$691	$270	$1,198	$348

(a)	For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as additional oil and gas revenue. For realized losses upon contract settlements, the increase in comprehensive income offsets contract payments generally recorded as reductions to oil and gas revenue.

12. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Six Months Ended June 30
(in millions)	2006	2005
Interest	$80	$59
Income tax	$411	$61

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the six-month periods ended June 30, 2006 and 2005:

•	Distribution of 21.7 million Hugoton Royalty Trust units as a dividend to common stockholders in May 2006 (Note 15)

•	Non-cash components of the June 2006 Peak Energy Resources acquisition purchase price, including issuance of 2.555 million shares of common stock and assumption of other liabilities (Note 14)

•	Exchange of producing properties with ConocoPhillips in March 2005

•	Non-cash components of the April 2005 Antero Resources acquisition purchase price, including issuance of 13.3 million shares of common stock and 2.1 million warrants to purchase common stock, and assumption of debt and other liabilities (Note 14)

•	Grants of 148,000 performance shares in 2006. Grants of 105,000 performance shares and vesting of 861,000 performance shares in 2005. There was no vesting of performance shares in 2006 (Note 13).

•	Grants and immediate vesting of 20,000 unrestricted common shares to nonemployee directors in 2006 and 18,000 shares in 2005 (Note 13)

13. Employee Benefit Plans

Stock Incentive Plans

In November 2004, stockholders approved the 2004 Stock Incentive Plan under which 24 million shares of common stock were available for grants of stock awards. In May 2006, stockholders approved certain amendments to the 2004 Plan including increasing the shares available for grants of stock awards to 33.75 million shares. Prior to approval of the 2004 Plan, grants of stock awards were made pursuant to the 1998 Stock Incentive Plan. No further grants will be made under the 1998 Plan. Stock award grants are subject to certain limitations as specified in the Plan. The maximum term of stock awards is ten years under the 1998 Plan and seven years under the 2004 Plan. Stock options granted under the 2004 Plan generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels as determined by the Compensation Committee of the Board of Directors. There was a total of 19.7 million options outstanding under both plans at June 30, 2006, including 13.3 million that were exercisable at that date. Of the remaining options, 5.4 million vest over three years at a rate of one-third at each grant anniversary date, and 1 million vest when the stock price closes at or above $50 per share.

The May 2006 distribution of the Hugoton Royalty Trust units (Note 15) resulted in an adjustment to both the vesting price of the performance shares and to the exercise price and number of stock options outstanding. The effect on the performance shares was to lower the vesting price by $1.83. The effect on the stock options was to lower the exercise price by 3.8% and to increase the options outstanding by 4.0%.

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements at the estimated fair value. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. We are using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our prior pro forma disclosures. We have estimated expected forfeitures, as required by SFAS No. 123R, using an annual forfeiture rate of 1.65%, and we are recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.

The following are pro forma net income and earnings per share for the three and six months ended June 30, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in millions, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$220	$386
Add stock-based compensation expense included in the income statement, net of related tax effects	—	16
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(3)	(63)

Pro forma net income	$217	$339

Earnings per common share:
Basic
As reported	$0.61	$1.09

Pro forma	$0.60	$0.96

Diluted
As reported	$0.60	$1.07

Pro forma	$0.59	$0.94

The table below summarizes certain stock incentive amounts for the three and six months ended June 30, 2006 and 2005:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2006	2005	2006	2005
Non-cash stock option compensation expense	$40	$—	$43	$—
Non-cash performance and unrestricted share compensation expense	$3	$—	$7	$24
Related tax benefit recorded in income statement	$16	$—	$18	$8
Intrinsic value of stock option exercises	$76	$6	$95	$19
Excess income tax benefit on exercise of stock options (a)	$17	$2	$26	$7
Grant date fair value of stock options vested	$2	$—	$2	$69

(a)	Recorded as additional paid-in-capital

There are no share-based liabilities at June 30, 2006.

Included in stock option compensation expense in the 2006 periods is $36 million related to options granted during second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements. Under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant rather than over the expected vesting period (Note 6).

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

	Six Months Ended June 30,
	2006	2005
(in thousands, except per share amounts)
Shares granted to key employees	148	105
Shares vested when common stock price reached specified levels	—	861
Weighted average fair value of shares when granted (a)	$56.70	$34.48

(in millions)
Treasury stock purchases related to vested shares	$—	$10

(a)	Based on no exercise price and target common stock vesting prices. See table on next page for target vesting prices for 2006 grants.

Nonemployee directors received a total of 20,000 unrestricted shares in February 2006 and 18,000 unrestricted shares in February 2005 under the 2004 Plan.

At June 30, 2006, deferred compensation of $5 million was recorded, based on the June 30, 2006 common stock price less compensation expense recorded, as an offset to additional paid-in-capital for 303,625 performance shares granted in November and December 2005 and May 2006. The shares vest when the common stock closes at or above the specified vesting price. The following summarizes the shares and vesting prices as of June 30, 2006:

Vesting Price		Performance Shares
$47.50	(a)	2,500
48.17		154,500
50.00		2,500
53.17		1,250
55.00		71,437
65.00		71,438

		303,625

(a)	These shares vested on August 1, 2006 when the common stock closed above $47.50

Prior to the adoption of SFAS No. 123R, management assessed whether the vesting period of performance share awards could be reasonably estimated, with compensation recognized ratably over the estimated vesting period or at actual vesting, if earlier. Performance share grants in both 2006 and 2005 were to key employees other than executive officers. Based on management’s grant date estimate of a reasonably probable vesting period, compensation of $2 million was recorded in the last quarter of 2005 and $6 million was recorded in the first six months of 2006.

Option Activity and Balances

The following summarizes option activity and balances for the six months ended June 30, 2006:

	Weighted- Average Exercise Price	Stock Options (in thousands)	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2006	$23.82	20,202
Grants	41.10	3,907
Exercises	22.60	(4,369)
Forfeitures	36.55	(60)

Balance at June 30, 2006	27.48	19,680	5.8	$329

Exercisable at June 30, 2006	21.87	13,276	5.4	$296

As a result of the exercises, outstanding common stock increased by 1.64 million shares and stockholders’ equity increased by a net $16 million.

The following summarizes the status of the nonvested stock options and performance shares as of June 30, 2006 and changes for the six months ended June 30, 2006:

	Stock Options		Performance Shares
	Weighted- Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value	Number of Shares (in thousands)
Nonvested at January 1, 2006	$11.09	2,874	$48.21	156
Vested	7.20	(317)	—	—
Grants	13.17	3,907	56.70	148
Forfeitures	12.12	(60)	—	—

Nonvested at June 30, 2006	12.60	6,404	52.34	304

As of June 30, 2006, the remaining unrecognized compensation expense related to nonvested stock options was $38 million. Based on this estimated fair value, we currently anticipate stock option compensation expense for service periods after June 30, 2006 will be $8 million in 2006, $16 million in 2007, $12 million in 2008, and $2 million in 2009 related to these stock options. The weighted-average remaining vesting period is 2.4 years.

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

During the six-month period ended June 30, 2006, we used a trinomial lattice model to determine the fair value of options granted. The trinomial lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest turnover rate and suboptimal exercise factor. Both expected life and fair value are outputs of this model. The risk-free interest rate is based on the constant maturity nominal rates of U.S. Treasury securities with remaining lives throughout the contract term on the day of the grant. The dividend yield is the expected common stock annual dividend yield over the expected life of the option, expressed as a percentage of the stock price on the date of grant. The volatility factors are based on a combination of both the historical volatilities of our stock and the implied volatility of traded options on our common stock. Contract term is seven years and the average vesting period is two years, based on each grant vesting ratably over a three-year period. The post-vesting turnover rate is 3.5% and the suboptimal exercise factor is 1.6, and are both based on actual historical exercise activity. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock option grants, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made.

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

During the six months ended June 30, 2006, we granted 3.9 million options with an estimated total grant-date fair value of $51 million and a weighted-average fair value of $13.17 per option. The estimated stock-based compensation expense for awards not expected to vest was less than $1 million. During the year ended December 31, 2005, we granted 4.2 million options with a weighted-average fair value of $10.20. Following are the grant date assumptions used to value these options for the six months ended June 30, 2006 and for the year ended December 31, 2005:

	Six Months Ended June 30, 2006	Year Ended December 31, 2005
Weighted-average expected term (years)	4.3	3.5
Range of risk-free interest rates	4.3% - 5.2%	—
Weighted-average risk-free interest rates	5.0%	4.0%
Dividend yield	0.7%	0.7%
Range of volatility	32% - 35%	—
Weighted-average volatility	32%	35%

14. Acquisitions

On June 30, 2006, we acquired Peak Energy Resources, Inc., which operates gas-producing properties and owns unproved properties in the Barnett Shale in the Fort Worth Basin. The total purchase price is estimated to be $107 million, which was primarily funded by issuance of 2.555 million shares of common stock valued at $102 million (Note 9) and $5 million cash for additional mineral interests. After recording estimated deferred taxes of $37 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $53 million. The purchase price allocation is subject to adjustment, pending final determination of the tax bases and the fair value of certain assets acquired and liabilities assumed.

On February 28, 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. The acquisition was funded by bank borrowings and is subject to typical post-closing adjustments.

On April 1, 2005, we acquired Antero Resources Corporation. Antero Resources owned operated gas-producing properties and unproved properties in the Barnett Shale. In the transaction, we paid cash of $342 million, issued 13.3 million shares of our common stock, and issued warrants that expire March 2010 to purchase an additional 2.1 million shares of our common stock at $25.97 per share. We also assumed $218 million of bank debt from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, bank debt assumed from Antero Resources was repaid with borrowings under our revolving credit facility.

The May 2006 distribution of the Hugoton Royalty Trust units (Note 15) resulted in an adjustment to the exercise price and number of warrants outstanding. The effect on the warrants was to lower the exercise price by 3.8% and to increase the options outstanding by 4.0%.

The following is the final calculation of the purchase price of Antero Resources Corporation and the allocation to assets and liabilities as of April 1, 2005. The fair value of consideration issued is determined as of January 10, 2005, the date the acquisition was announced.

(in millions)
Consideration issued to Antero Resources stockholders:
13.3 million shares of common stock (at fair value of $24.73 per share)	$330
Warrants to purchase 2.1 million shares of common stock at $25.97 per share (at fair value of $8.14 per warrant)	17

347
Cash paid	342

Total purchase price	689

Fair value of liabilities assumed:
Current liabilities	114
Long-term debt	218
Asset retirement obligation	4
Other long-term liabilities	11
Deferred income taxes	225

Total purchase price plus liabilities assumed	$1,261

Fair value of assets acquired:
Cash and cash equivalents	$2
Other current assets	55
Proved properties	634
Unproved properties	180
Other property and equipment, primarily gathering and pipeline assets	35
Acquired gas gathering contracts	140
Goodwill (none deductible for income taxes)	215

Total fair value of assets acquired	$1,261

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the six months ended June 30, 2005 and the year ended December 31, 2005, as if the Antero Resources acquisition was made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(In millions, except per share data)	Six Months Ended June 30, 2005	Year Ended December 31, 2005
Revenues	$1,414	$3,555

Net Income	$388	$1,155

Earnings per common share:
Basic	$1.08	$3.19

Diluted	$1.06	$3.13

Weighted average shares outstanding:
Basic	360.8	361.7

Diluted	366.1	369.0

15. Hugoton Royalty Trust Distribution

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded.

We recorded this dividend at $614 million, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31. After considering the cost of the trust units, we recorded a gain on distribution of $469 million before income tax (Note 5).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2006, and the related consolidated income statements for the three- and six-month periods ended June 30, 2006 and 2005, and the consolidated cash flow statements for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

August 9, 2006

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Quarter Ended June 30			Six Months Ended June 30
	2006	2005	Increase	2006	2005	Increase
Total production
Gas (Mcf)	106,888,797	92,725,915	15%	208,229,216	175,677,602	19%
Natural gas liquids (Bbls)	1,065,747	937,783	14%	2,067,079	1,890,357	9%
Oil (Bbls)	4,109,431	3,368,997	22%	8,120,064	6,575,382	23%
Mcfe	137,939,865	118,566,595	16%	269,352,074	226,472,036	19%

Average daily production
Gas (Mcf)	1,174,602	1,018,966	15%	1,150,438	970,594	19%
Natural gas liquids (Bbls)	11,712	10,305	14%	11,420	10,444	9%
Oil (Bbls)	45,159	37,022	22%	44,862	36,328	23%
Mcfe	1,515,823	1,302,930	16%	1,488,133	1,251,227	19%

Average sales price
Gas per Mcf	$6.99	$6.10	15%	$8.00	$5.87	36%
Natural gas liquids per Bbl	$38.53	$30.29	27%	$36.70	$29.70	24%
Oil per Bbl	$62.25	$43.35	44%	$59.64	$42.59	40%

Average NYMEX prices
Gas per MMBtu	$6.79	$6.73	1%	$7.88	$6.50	21%
Oil per Bbl	$70.66	$53.23	33%	$67.04	$51.56	30%

Bbl - Barrel

Mcf - Thousand cubic feet

Mcfe - Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu - One million British Thermal Units, a common energy measurement

Production increases from 2005 to 2006 for the quarter and six-month periods are primarily because of development activity and acquisitions, partially offset by natural decline.

Gas prices increased from 2005 through early 2006 primarily due to the effects of hurricanes on Gulf of Mexico production in 2005, as well as increased demand and declining North American production. Following a record warm January in the U.S., natural gas prices declined through the early summer due to higher than average storage inventories. Recent hot weather and demand recovery have trimmed excess inventory, causing natural gas prices to increase in July after reaching a 2006 low NYMEX price of $5.52 per MMBtu. Prices will continue to be affected by weather, crude oil prices, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile. The average NYMEX price for July 2006 was $6.23 per MMBtu. At August 4, 2006, the average NYMEX futures price for the following twelve months was $9.17 per MMBtu.

Oil prices increased from 2005 through the first six months of 2006 primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity. Amid rising tension in the Middle East, oil prices increased to record levels in July 2006, exceeding $78.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for July 2006 was $74.45 per Bbl. At August 4, 2006, the average NYMEX futures price for the following twelve months was $77.96 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales through December 2007 and from oil sales through December 2008; see Note 8 to Consolidated Financial Statements. During the second quarter of 2006, our hedging activities increased gas revenue by $95 million, or $0.89 per Mcf, and decreased oil revenue by $13 million, or $3.23 per Bbl. For the first half of 2006, our hedging activities increased gas revenue by $274 million, or $1.31 per Mcf, and decreased oil revenues by $17 million, or $2.06 per Bbl. During second quarter 2005, our hedging activities decreased gas revenue by $16 million, or $0.17 per Mcf, and oil revenue by $13 million or $3.90 per Bbl. For the first half of 2005, our hedging activities decreased gas revenue by $20 million or $0.11 per Mcf, and oil revenue by $25 million, or $3.75 per Bbl.

Results of Operations

Quarter Ended June 30, 2006 Compared with Quarter Ended June 30, 2005

Net income for second quarter 2006 was $597 million compared to $220 million for second quarter 2005. Second quarter 2006 earnings include the net after-tax effects of a $292 million gain on the distribution of Hugoton Royalty Trust units, a $26 million income tax expense related to a new State of Texas margin tax enacted during the quarter, as well as an $11 million fair value gain on certain derivatives that do not qualify for hedge accounting. The net after-tax effects of non-cash performance award compensation and a derivative fair value loss were less than $1 million in second quarter 2005.

Total revenues for second quarter 2006 were $1.07 billion, a 42% increase from second quarter 2005 revenues of $749 million. Operating income for the quarter was $576 million, a 50% increase from second quarter 2005 operating income of $385 million. Gas and natural gas liquids revenues increased $194 million (33%) because of the 15% increase in gas volumes and the 14% increase in natural gas liquids volumes, as well as the 15% increase in gas prices and the 27% increase in natural gas liquids prices. Oil revenue increased $110 million (75%) because of the 22% increase in production and the 44% increase in oil prices. Second quarter gas gathering, processing and marketing revenues increased $13 million from second quarter 2005 primarily because of increased volumes, margins and prices.

Expenses for second quarter 2006 totaled $490 million, a 35% increase from second quarter 2005 expenses of $364 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $26 million (28%) primarily because of increased overall production, higher maintenance, labor and fuel costs and the 22% increase in oil production, which is more expensive to produce than natural gas. Taxes, transportation and other increased $17 million (25%) from the second quarter of 2005 primarily because of a comparable increase in oil and gas revenues. Exploration expense decreased $2 million (40%) primarily because of less seismic work in the Barnett Shale and fewer unsuccessful exploratory wells. Depreciation, depletion and amortization increased $55 million (35%) because of increased production and higher acquisition, development and infrastructure costs.

General and administrative expense increased $40 million (114%). Excluding a $3 million increase in non-cash performance share award compensation related to performance share grants to employees and a $40 million charge for expensing stock options related to the adoption of SFAS No. 123R in 2006, general and administrative expense decreased $3 million (9%). Decreased general and administrative expense is primarily because of lower charitable contributions and professional fees. Included in stock option expense in the 2006 period is $36 million related to options granted during second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period.

Interest expense increased $8 million (21%) because of a 13% increase in weighted average borrowings to partially fund acquisitions and a 14% increase in the weighted average interest rate due to increases in short-term rates. The effective income tax rate for the 2006 quarter was 40.2%, as compared with 36.8% for second quarter 2005. Excluding the effect of the $26 million income tax expense related to a new State of Texas margin tax enacted during this quarter, the effective tax rate for the 2006 quarter was 37.6%. The higher rate in 2006 is because of increased income taxes in states other than Texas.

Six Months Ended June 30, 2006 Compared with Six Months Ended June 30, 2005

Net income for the six months ended June 30, 2006 was $1.06 billion, compared to $386 million for the same 2005 period. Earnings for the first six months include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, $26 million of income tax expense related to enactment of a new State of Texas margin tax and a $32 million fair value gain on certain derivatives that do not qualify for hedge accounting. Earnings for the first half of 2005 include the net after-tax effects of non-cash performance award compensation of $16 million and a $9 million fair value loss on certain derivatives that do not qualify for hedge accounting.

Total revenues for the first half of 2006 were $2.28 billion, or $903 million (66%) higher than revenues of $1.38 billion for the first half of 2005. Operating income for the first half of 2006 was $1.35 billion, a 100% increase from operating income of $671 million for the comparable 2005 period. Gas and natural gas liquids revenues increased $656 million (60%) primarily because of the 19% increase in gas production and the 9% increase in natural gas liquids production, as well as the 36% increase in gas prices and the 24% increase in natural gas liquids prices. Oil revenue increased $204 million (73%) because of the 23% increase in production and the 40% increase in prices. Gas gathering, processing and marketing revenues increased $38 million (253%) primarily due to increased volumes, margins and prices.

Expenses for the first half of 2006 totaled $936 million, a 32% increase from total expenses for the first half of 2005 of $707 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $66 million (37%) primarily because of increased production, labor, fuel, compression and maintenance costs and the 23% increase in oil production, which is more expensive to produce than natural gas. Taxes, transportation and other increased $61 million (47%) primarily because of a corresponding increase in oil and gas revenues. Exploration expense increased $2 million (29%) primarily because of unsuccessful exploratory wells. Depreciation, depletion and amortization increased $122 million (43%) because of increased production and higher acquisition, development and infrastructure costs.

General and administrative expense increased $30 million (35%). Excluding a $17 million decrease in non-cash performance share award compensation related to performance share grants to employees and a $43 million charge for expensing stock options related to the adoption of SFAS No. 123R in 2006, general and administrative expense increased $4 million (5%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth. Included in stock option expense in the 2006 period is $36 million related to options granted during second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period.

The derivative fair value gain for the first six months of 2006 was $50 million compared to the year-to-date 2005 derivative fair value loss of $15 million. The gain in the first half of 2006 is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of Btu swap contracts. The loss in the first half of 2005 is primarily related to the effect of rising crude oil prices on derivatives not qualifying for hedge accounting. See Note 7 to Consolidated Financial Statements. Interest expense increased $20 million (30%) primarily because of a 25% increase in the weighted average borrowings to partially fund property acquisitions and an 11% increase in the weighted average interest rate due to increases in short-term rates.

The 2006 year-to-date effective income tax rate was 38.4%, as compared with a 36.1% effective rate for the six-month 2005 period. Excluding the effect of the $26 million income tax expense related to a new State of Texas margin tax enacted during second quarter, the effective tax rate for the 2006 period was 36.9%. The higher rate in 2006 is because of increased income taxes in states other than Texas.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended June 30			Six Months Ended June 30
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Production	$0.86	$0.79	9%	$0.90	$0.78	15%
Taxes, transportation and other	0.62	0.59	5%	0.70	0.57	23%
Depreciation, depletion and amortization (DD&A)	1.54	1.31	18%	1.51	1.26	20%
General and administrative (G&A)
Stock compensation	0.31	—	NA	0.19	0.11	73%
All other G&A	0.23	0.29	(21%)	0.24	0.27	(11%)
Interest	0.33	0.32	3%	0.32	0.29	10%

The following are explanations of expense variances on an Mcfe basis:

Production expenses - Increased production expense is primarily because of the increase in oil production (22% for the quarter and 23% for the six-month period) which is more expensive to produce than natural gas, as well as increased maintenance and workover costs and the higher cost of gas used for fuel.

Taxes, transportation and other - Most of these expenses vary with product prices. Increased taxes, transportation and other expense is primarily because of higher product prices.

DD&A - Increased DD&A is primarily because of higher acquisition, development and infrastructure costs per Mcfe.

G&A - Increased stock compensation is related to expensing stock options upon adoption of SFAS No. 123R as of January 1, 2006. Before that date, stock compensation expense was generally related to performance share awards. Included in the 2006 amounts are $0.26 per Mcfe for the quarter and $0.13 per Mcfe for the six-month period related to options granted which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. Other G&A expense decreased because of increased production outpacing personnel and other expenses related to Company growth.

Interest - Increased interest is primarily because of an increase in outstanding borrowings as a result of a greater portion of our recent acquisitions being financed with debt and a higher weighted average interest rate due to higher short-term rates.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $1.38 billion for the first six months of 2006, compared with $788 million for the same 2005 period. Cash provided by operating activities for the first half of 2006 increased primarily because of production from development activity and acquisitions and increased prices. Cash flow from operating activities was increased by changes in operating assets and liabilities of $125 million in first half of 2006 and decreased by $95 million in first half of 2005. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by current income tax expense related to the gain on distribution of Hugoton Royalty Trust units of $211 million in the first half of 2006 as well as by exploration expense, excluding dry hole expense, of $5 million in both the first half 2006 and 2005.

During the six months ended June 30, 2006, cash provided by operating activities of $1.38 billion and net debt proceeds of $318 million were used to fund net property acquisitions, development costs and other net capital additions of $1.54 billion, treasury stock repurchases of $83 million, dividends of $54 million and other net costs of $11 million related to stock award activity. The resulting increase in cash and cash equivalents for the period was $6 million. During the second quarter of 2006, we repurchased 2.2 million shares of our common stock at an average price of $37.80.

Total current assets decreased $44 million during the first half of 2006 primarily because of a $160 million decrease in accounts receivable as a result of lower gas prices, as well as a decline in current income taxes receivable of $23 million. These decreases were partially offset by a $133 million increase in derivative fair value as a result of the decline in natural gas prices. Total current liabilities increased $27 million during the first half of 2006 primarily because of a $48 million increase in deferred income tax payable related to the increase in the derivative fair value current asset. This increase was partially offset by a $22 million decrease in derivative fair value liabilities due to the effect of lower natural gas prices.

Working capital, calculated as current assets less current liabilities, decreased $71 million from $59 million at December 31, 2005 to a working capital deficit of $12 million at June 30, 2006. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital decreased $178 million from a negative position of $6 million at December 31, 2005 to a working capital deficit of $184 million at June 30, 2006.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, often lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under our revolving credit agreement.

Acquisitions and Development

On June 30, 2006, we acquired Peak Energy Resources, Inc. which operates in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $107 million, consisting of 2.555 million shares of common stock, as well as $5 million cash for additional mineral interests. We also assumed certain other liabilities from Peak Energy.

On February 28, 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. The acquisition was funded by bank borrowings and is subject to typical post-closing adjustments.

Exploration and development expenditures for the first six months of 2006 were $1.02 billion, compared with $529 million for the first six months of 2005. Our 2006 development and exploration budget has been increased from $1.7 billion to $2.1 billion to accommodate higher working interests and additional fracturing costs in the Barnett Shale, acreage leasing events and 50 additional development wells. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

We will continue to evaluate additional acquisition opportunities during 2006. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, issuance of public or private debt or equity, or asset sales. Property acquisitions during 2006 may alter the amount currently budgeted for development and exploration. Our expenditures for acquisitions, development and exploration will be adjusted throughout 2006 to focus on opportunities offering the highest rates of return. We also may reconsider our budget and drilling programs in the event of significant changes in oil and gas prices.

Through the first six months of 2006, we participated in drilling approximately 179 gas wells and 16 oil wells and performed 161 workovers. Eight operated exploratory dry holes were drilled. Our drilling activity for the year to date was concentrated in East Texas, the Barnett Shale, the Arkoma Basin and the San Juan Basin. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

On June 30, 2006, borrowings under our revolving credit agreement with commercial banks were $135 million, and we had available borrowing capacity of $1.365 billion. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. The weighted average interest rate of 6.3% at June 30, 2006 is based on the one-month LIBOR plus 0.55%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.11%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more than 60%. We use the facility for general corporate purposes and as a backup facility for possible future issuance of commercial paper.

Also in March 2006, we amended our $300 million term loan credit agreement to conform its covenants to the covenants contained in our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan. As of June 30, 2006, the interest rate on the term loan was 6.3%.

In July 2006, our credit rating was upgraded by Standard & Poor’s to BBB and by Moody’s to Baa2. As a result of these upgrades, the interest rate on future borrowings will improve by 0.15% under our revolving credit facility and by 0.125% under our term loan.

In March 2006, we sold $400 million of 5.65% senior notes due April 1, 2016 and $600 million of 6.1% senior notes due April 1, 2036. The 5.65% senior notes were issued at 99.917% of par to yield 5.661% to maturity. The 6.1% senior notes were issued at 99.346% of par to yield 6.148% to maturity. Interest is payable on both series of notes each April 1 and October 1, beginning October 1, 2006. Net proceeds of approximately $987 million were used to reduce borrowings outstanding under our bank revolving credit facility and for other general corporate purposes.

Common Stock Dividends

In May 2006, the Board of Directors declared a second quarter 2005 dividend of $0.075 per share that was paid in July to stockholders of record on June 30, 2006.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31. After considering the cost of the trust units, we recorded a gain on distribution of $469 million before income tax.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of June 30, 2006. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2006	2007	2008	2009	2010	After 2010
Long-term debt	$3,427	$—	$—	$—	$—	$300	$3,127
Operating leases	124	13	27	23	19	15	27
Drilling contracts	272	139	108	18	7	—	—
Transportation contracts	234	23	41	38	37	30	65
Derivative contract liabilities at June 30, 2006 fair value	79	53	25	1	—	—	—

Total	$4,136	$228	$201	$80	$63	$345	$3,219

Long-Term Debt. Borrowings of $300 million under our term bank facility are due in April 2010, $135 million under our senior bank revolving credit facility are due in April 2011, and our senior notes, totaling $2.99 billion at June 30, 2006, are due in 2012 through 2036. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of June 30, 2006, the fixed prices specified by these contracts generally exceeded market prices, resulting in a net derivative fair value asset of $343 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2006, the current liability related to such contracts was $68 million and the noncurrent liability was $11 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility. See Note 7 to Consolidated Financial Statements.

Accounting Pronouncements

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 must be adopted as of the beginning of fiscal years beginning after December 15, 2006, with the cumulative effect reported as an adjustment to retained earnings at the adoption date. The effect of adoption of FIN No. 48 has not been determined, but is not expected to have a significant effect on our reported financial position or earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters, competition and assumptions and projected amounts related to the expensing of stock options and performance shares. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2005, our variable rate debt had a carrying value of $435 million, which approximated its fair value, and our fixed rate debt had a carrying value of $2.99 billion and an approximate fair value liability of $2.85 billion. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2006, the fair value of our fixed rate debt would change by approximately $215 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of June 30, 2006, outstanding gas futures contracts, swap agreements and gas basis swap agreements had a net fair value gain of $404 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $218 million in the fair value of these gas futures contracts, swap agreements and gas basis swap agreements at June 30, 2006. As of June 30, 2006, outstanding oil futures contracts and differential swaps had a net fair value loss of $61 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $206 million in the fair value of these oil futures and differential swaps at June 30, 2006. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

Because most of our futures contracts and swap agreements have been designated as hedge derivatives, changes in their fair value generally are reported as a component of accumulated other comprehensive loss until the related sale of production occurs. At that time, the realized hedge derivative gain or loss is transferred to product revenues in the consolidated income statement.

Item 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. This evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are functioning effectively to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods required and that this information is accumulated and communicated to allow timely decisions regarding required disclosures.

There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.

Not applicable.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during second quarter 2006:

Month	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	—	$—	—
May	—	$—	—
June	2,200,000	$37.80	2,200,000

Total	2,200,000	$37.80	2,200,000	17,766,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.

Item 3.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 16, 2006. A total of 317,713,495 of the Company’s shares were present or represented by proxy at the meeting. This represented 87% of the Company’s outstanding shares at March 31, 2006, the record date of the meeting. The individuals listed below were elected as directors based on the following tabulations.

Name	For	Withheld or Against	Abstain
Lane G. Collins	294,883,186	22,824,792	5,516
Phillip R. Kevil	285,134,252	32,573,560	5,682
Herbert D. Simons	288,696,181	29,011,731	5,582
Vaughn O. Vennerberg II	285,704,004	32,003,909	5,582

Other directors continuing in office are William H. Adams III, Keith A. Hutton, Jack R. Randall, Scott G. Sherman and Bob R. Simpson. Louis G. Baldwin and Timothy L. Petrus continue to serve as non-voting advisory directors.

Additionally, the proposal to amend the Company’s Amended and Restated Certificate of Incorporation to increase the Company’s authorized shares of Common Stock to 1,000,000,000 was approved by stockholders with 283,103,187 votes for, 29,180,959 votes against and 1,947,343 votes abstaining.

Stockholders also approved the XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan with 228,748,009 votes for, 41,028,542 votes against and 2,294,425 votes abstaining.

The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditor for 2006 with 307,277,078 votes for, 8,542,080 votes against and 1,760,322 votes abstaining.

Item 5.

Not applicable.

Item 6. Exhibits

(a)	Exhibits

Exhibit Number and Description
3.1	Restated Certificate of Incorporation of the Company, as restated on June 21, 2006

10.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement dated April 13, 2006 for the Annual Meeting of Stockholders held May 16, 2006)

10.2	Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2006

10.3	Employment Agreement between the Company and Keith A. Hutton, dated May 16, 2006

10.4	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated May 16, 2006

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

23	Consent of Miller and Lents, Ltd.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: August 9, 2006	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description		Page
3.1	Restated Certificate of Incorporation of the Company, as restated on June 21, 2006

10.1	Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement dated April 13, 2006 for the Annual Meeting of Stockholders held May 16, 2006)

10.2	Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2006

10.3	Employment Agreement between the Company and Keith A. Hutton, dated May 16, 2006

10.4	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated May 16, 2006

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

23	Consent of Miller and Lents, Ltd.

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002