Form 10-Q
period 2006-09-30
XTO ENERGY INC
filed 2006-11-07
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2006
Common stock, $.01 par value	365,926,172

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended September 30, 2006

PART   I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$6	$2
Accounts receivable, net	539	644
Derivative fair value	792	193
Current income tax receivable	—	35
Other	79	69

Total Current Assets	1,416	943

Property and Equipment, at cost - successful efforts method:
Proved properties	11,653	9,979
Unproved properties	418	283
Other	676	278

Total Property and Equipment	12,747	10,540
Accumulated depreciation, depletion and amortization	(2,543)	(2,032)

Net Property and Equipment	10,204	8,508

Other Assets:
Derivative fair value	149	1
Acquired gas gathering contracts, net of accumulated amortization	124	132
Goodwill	215	213
Other	77	60

Total Other Assets	565	406

TOTAL ASSETS	$12,185	$9,857

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$849	$739
Payable to royalty trusts	18	13
Derivative fair value	46	90
Current income tax payable	19	—
Deferred income tax payable	256	38
Other	4	4

Total Current Liabilities	1,192	884

Long-term Debt	3,370	3,109

Other Long-term Liabilities:
Derivative fair value	1	—
Deferred income taxes payable	1,797	1,390
Asset retirement obligation	291	219
Other	43	46

Total Other Long-term Liabilities	2,132	1,655

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 369,845,110 and 365,220,597 shares issued)	4	4
Additional paid-in capital	2,039	1,865
Treasury stock, at cost (3,918,938 and 1,655,413 shares)	(125)	(39)
Retained earnings	3,045	2,311
Accumulated other comprehensive income	528	68

Total Stockholders’ Equity	5,491	4,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,185	$9,857

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
REVENUES

Gas and natural gas liquids	$824	$739	$2,567	$1,826
Oil and condensate	262	199	746	479
Gas gathering, processing and marketing	10	16	63	31
Other	—	10	1	6

Total Revenues	1,096	964	3,377	2,342

EXPENSES

Production	122	106	365	283
Taxes, transportation and other	88	82	278	211
Exploration	9	13	18	20
Depreciation, depletion and amortization	229	181	636	466
Accretion of discount in asset retirement obligation	4	3	12	9
Gas gathering and processing	14	4	28	7
General and administrative	39	30	154	115
Derivative fair value (gain) loss	(29)	3	(79)	18

Total Expenses	476	422	1,412	1,129

OPERATING INCOME	620	542	1,965	1,213

OTHER (INCOME) EXPENSE

Gain on distribution of royalty trust units	—	—	(469)	—
Interest expense, net	47	44	134	111

Total Other (Income) Expense	47	44	(335)	111

INCOME BEFORE INCOME TAX	573	498	2,300	1,102

INCOME TAX

Current	89	51	522	103
Deferred	117	134	347	300

Total Income Tax Expense	206	185	869	403

NET INCOME	$367	$313	$1,431	$699

EARNINGS PER COMMON SHARE

Basic	$1.00	$0.86	$3.93	$1.96

Diluted	$0.99	$0.85	$3.87	$1.92

DIVIDENDS DECLARED PER COMMON SHARE

Cash	$0.075	$0.05	$0.225	$0.15

Distribution of royalty trust units	$—	$—	$1.687	$—

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	365.9	361.9	364.5	356.8

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)	Nine Months Ended September 30
	2006	2005
OPERATING ACTIVITIES

Net income	$1,431	$699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	636	466
Accretion of discount in asset retirement obligation	12	9
Non-cash incentive compensation	55	25
Dry hole expense	8	6
Gain on distribution of royalty trust units	(469)	—
Deferred income tax	347	300
Excess tax benefit on exercise of stock options	(30)	—
Non-cash derivative fair value (gain) loss	(48)	4
Other non-cash items	5	(2)
Changes in operating assets and liabilities (a)	176	(116)

Cash Provided by Operating Activities	2,123	1,391

INVESTING ACTIVITIES

Proceeds from sales of property and equipment	—	17
Property acquisitions, including acquisitions of corporations	(451)	(1,268)
Development and capitalized exploration costs	(1,554)	(915)
Other property and asset additions	(198)	(164)

Cash Used by Investing Activities	(2,203)	(2,330)

FINANCING ACTIVITIES

Proceeds from long-term debt	3,873	2,998
Payments on long-term debt	(3,612)	(2,036)
Dividends	(82)	(48)
Senior note and debt offering costs	(9)	(6)
Proceeds from exercise of stock options	15	69
Payments upon exercise of stock options	(36)	(19)
Excess tax benefit on exercise of stock options	30	—
Purchases of treasury stock and other	(95)	(17)

Cash Provided by Financing Activities	84	941

INCREASE IN CASH AND CASH EQUIVALENTS	4	2

Cash and Cash Equivalents, Beginning of Period	2	10

Cash and Cash Equivalents, End of Period	$6	$12

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$105	$(147)
Other current assets	26	(44)
Other operating assets and liabilities	(10)	(4)
Current liabilities	55	79

	$176	$(116)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2005, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2006, our income for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005. All such adjustments are of a normal recurring nature. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and nine-month periods ended September 30, 2006 and 2005 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2005 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $61 million at September 30, 2006 and $53 million at December 31, 2005.

As of September 30, 2006, capitalized costs totaled approximately $12 million for exploratory wells pending determination of proved reserves. No exploratory wells have been pending determination of proved reserves for more than one year.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2. Related Party Transactions

In March 2006, we paid $78,500 to a firm, affiliated with one of our nonemployee directors, for co-manager services provided on our March 2006 senior note offering (Note 4).

3. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties (including removal of our offshore platforms in Alaska) at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the nine months ended September 30, 2006:

(in millions)
Asset retirement obligation, December 31, 2005	$223
Revision in estimated cash flows	36
Liability incurred upon acquiring and drilling wells	26
Liability settled upon plugging and abandoning wells	(2)
Accretion of discount expense	12

Asset retirement obligation, September 30, 2006	295
Less current portion	4

Asset retirement obligation, long-term	$291

4. Long-term Debt

Our long-term debt consists of the following:

(in millions)	September 30, 2006	December 31, 2005
Bank debt:
Revolving credit agreement due April 2011	$78	$813
Term loan due April 2010	300	300
Senior notes:
7 1/2%, due April 15, 2012	350	350
6 1/4%, due April 15, 2013	400	400
4.9%, due February 1, 2014, net of discount	497	497
5%, due January 31, 2015, net of discount	350	350
5.3%, due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	—
6.1%, due April 1, 2036, net of discount	596	—

Total long-term debt	$3,370	$3,109

On September 30, 2006, borrowings under our revolving credit agreement with commercial banks were $78 million, and we had available borrowing capacity of $1.422 billion. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. The weighted average interest rate of 5.8% at September 30, 2006 is based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more than 60%. We use the facility for general corporate purposes and as a backup facility for our new commercial paper program (see below).

In October 2006, we amended our revolving credit agreement to remove borrowing restrictions under any “material adverse effect” clauses. Credit agreements commonly include such clauses which can remove the banks’ obligation to fund their commitment if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While our revolving credit agreement includes covenants that require us to report a condition or event having a material adverse effect on XTO, the obligation of the banks to fund the revolving credit agreement is not conditioned on the absence of a material adverse effect.

In March 2006, we amended our $300 million term loan credit agreement to conform its covenants to our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan. As of September 30, 2006, the interest rate on the term loan was 6.0%.

In July 2006, our credit rating was upgraded by Standard & Poor’s to BBB and by Moody’s to Baa2. As a result of these upgrades, the interest rate on future borrowings was reduced by 0.15% under our revolving credit facility and by 0.125% under our term loan.

On November 6, 2006, we initiated a commercial paper program with borrowings of $200 million at an interest rate of 5.35%. We may borrow up to $1.5 billion under this program. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market.

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

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $200 million in October 2006, $100 million in January 2006 and $15 million in June 2005, which was increased to $25 million in October 2006. As of September 30, 2006, there were no borrowings under these lines.

5. Income Tax

In May 2006, the State of Texas enacted legislation to implement a new margin tax, applicable to tax years beginning in 2008, to be levied on revenues, less specified costs, generated from Texas activities beginning in 2007. In accordance with SFAS No. 109, Accounting for Income Taxes, the estimated effect of enacting this tax, $26 million, was recorded as additional income tax expense in second quarter 2006.

The gain on distribution of Hugoton Royalty Trust units (Note 15) resulted in income tax expense of $174 million. This amount comprises a current income tax expense of $211 million and a deferred income tax benefit of $37 million.

Our effective income tax rates for the three- and nine-month 2006 and 2005 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

6. Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the

United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, we joined with other defendants in filing a motion to dismiss, contending that the plaintiff had not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving us and other defendants. We and the other defendants filed motions to modify the special master’s report, requesting the district judge to also dismiss the case as to us and other defendants. On October 20, 2006, the district judge held that Grynberg failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. The district judge did not dismiss those claims against us pertaining to the royalty value of carbon dioxide. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. As calculated on a monthly basis, our failure to deliver these minimum volumes to the pipeline requires us to pay the pipeline for any deficiency. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of September 30, 2006, maximum commitments under our transportation contracts were as follows:

(in millions)
2006	$11
2007	41
2008	38
2009	37
2010	30
Remaining	65

$222

The effect of the following agreements is not included in the above summary of our transportation contract commitments since our commitments are contingent upon completion of the related pipelines.

•	In July 2005, we entered into a ten-year firm transportation contract that commences upon completion of a new 264-mile pipeline spanning from North Texas to East Texas. Upon the pipeline’s completion, currently expected in first quarter 2007, we will transport gas volumes for a minimum transportation fee ranging from $2 million per month in the first year, up to approximately $4 million per month beginning in the fourth year.

•	In October 2005, we entered into a ten-year firm transportation agreement that commences upon completion of a new 168-mile pipeline spanning from East Texas to northeast Louisiana. Upon the pipeline’s completion, currently expected in first quarter 2007, we will transport daily gas volumes of approximately 600 million cubic feet for a minimum monthly transportation fee of $3 million plus fuel ranging from 0.8% to 1.6% depending on receipt point and other conditions.

Drilling Contracts

As of September 30, 2006, we have contracts with various drilling contractors to use 72 drilling rigs with terms of up to three years and minimum future commitments of $77 million in 2006, $132 million in 2007, $30 million in 2008 and $14 million in 2009. The estimated effect of early termination of these contracts at September 30, 2006 would have required us to pay maximum penalties of $124 million. We do not expect to pay any early termination penalties related to these contracts.

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

Upon retirement, each of these officers will enter into an eighteen-month consulting agreement under which the officer will receive a monthly payment based on his annual salary at the time of retirement, plus $10,000 a month for expenses. The officer will also become fully vested in any outstanding share-based awards unless otherwise provided in the award agreement (Note 13).

Other

Through September 2006, we have acquired approximately 209,000 net acres in the Barnett Shale of North Texas. Many of the leases on this acreage are subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years. We do not expect to lose significant acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed, and may allow in the future, certain acreage to expire.

See Note 8 regarding commodity sales commitments.

7. Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 8.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs (Note 11). Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. Btu swap contracts, which are natural gas sales contracts with crude oil-based pricing, do not qualify for hedge accounting.

Btu swap contracts outstanding at December 31, 2005 had a net fair value loss of $23 million. As of February 28, 2006, we terminated the remaining portion of these contracts, resulting in total payments to the counterparty of approximately $7 million in first quarter 2006.

The components of derivative fair value (gain) loss in the consolidated income statements are:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Change in fair value of Btu swap contracts	$—	$32	$(16)	$29

Change in fair value of other derivatives that do not qualify for hedge accounting	(19)	(26)	(19)	(12)

Ineffective portion of derivatives qualifying for hedge accounting	(10)	(3)	(44)	1

Derivative fair value (gain) loss	$(29)	$3	$(79)	$18

The estimated fair values of derivatives included in the consolidated balance sheets at September 30, 2006 and December 31, 2005 are summarized below. The increase in the net derivative asset from December 31, 2005 to September 30, 2006 is primarily attributable to the effect of declining natural gas and oil prices, partially offset by cash settlements of derivatives during the period.

(in millions)	September 30, 2006	December 31, 2005
Derivative Assets:
Fixed-price natural gas futures and swaps	$780	$194
Fixed-price crude oil futures and differential swaps	161	—

Derivative Liabilities:
Fixed-price natural gas futures and swaps	(42)	(50)
Fixed-price crude oil futures and differential swaps	(5)	(17)
Btu swap contracts	—	(23)

Net derivative asset	$894	$104

Concentrations of Credit Risk

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. Our allowance for uncollectible receivables was $5 million as of September 30, 2006 and $4 million as of December 31, 2005.

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

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2006	October to November	800,000	$10.28
	December	900,000	$10.06
2007	January to December	700,000	$9.55

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2006	October to December	605,000 - 655,000	$0.82
2007	January to March	410,000	$0.66
	April to October	210,000	$0.47
	November to December	90,000	$0.39
2008	January to December	30,000	$0.39
(a) Reductions to NYMEX gas prices for delivery location.

In the first nine months of 2006, net gains on futures and basis swap hedge contracts increased gas revenue by $382 million. In the first nine months of 2005, net losses on these contracts decreased gas revenue by $67 million. As of September 30, 2006, an unrealized pre-tax derivative fair value gain of $684 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Based on September 30 mark-to-market prices, $608 million of this fair value gain is expected to be reclassified into earnings through September 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts and basis swap agreements related to October 2006 gas production increased gas revenue by approximately $137 million, or $3.56 per Mcf.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Period		Bbls per Day	Average NYMEX Price per Bbl
2006	October to December	37,500	$68.37
2007	January to December	37,500	$74.40
2008	January to December	22,500	$74.26

We have entered crude sweet and sour differential swaps of $5.52 per Bbl for 15,000 Bbls per day of sour crude oil production for October, and $5.34 per Bbl for 20,000 Bbls per day for November and December 2006. We have also entered crude sweet and sour differential swaps of $5.41 per Bbl for 10,000 Bbls per day of sour crude oil production from January to December 2007.

In the first nine months of 2006, net losses on futures, swaps and differential swap hedge contracts decreased oil revenue by $24 million. In the first nine months of 2005, net losses on these contracts decreased oil revenue by $53 million. As of September 30, 2006, an unrealized pre-tax derivative fair value gain of $154 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive income. Based on September 30 mark-to-market prices, $92 million of this fair value gain is expected to be reclassified into earnings through September 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts, swap agreements and differential swap contracts related to October 2006 production increased oil revenue by approximately $10 million, or $7.53 per Bbl.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 6), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2006	October to December	100,000 - 130,000	$ 0.86 - $1.04
2007	January to March	100,000	$1.04
	April to October	30,000	$0.79
	November to December	10,000	$0.62
2008	January to March	10,000	$0.62

(a) Reductions to NYMEX gas prices for purchase location.

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

See Note 13.

10. Common Shares Outstanding and Earnings per Common Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in millions, except per share data)	Three Months Ended September 30
	2006			2005
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$367	365.9	$1.00	$313	361.9	$0.86

Effect of dilutive securities:
Stock awards	—	4.1		—	7.6
Warrants	—	0.8		—	0.6

Diluted	$367	370.8	$0.99	$313	370.1	$0.85

	Nine Months Ended September 30
	2006			2005
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$1,431	364.5	$3.93	$699	356.8	$1.96

Effect of dilutive securities:
Stock awards	—	4.6		—	6.1
Warrants	—	0.8		—	0.2

Diluted	$1,431	369.9	$3.87	$699	363.1	$1.92

11. Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2006	2005	2006	2005
Net income	$367	$313	$1,431	$699

Other comprehensive income (loss):
Change in hedge derivative fair value - realized and unrealized	625	(158)	1,081	(265)
Realized (gain) loss on hedge derivative contracts settlements reclassified into earnings from accumulated other comprehensive income (a)	(103)	75	(349)	122

	522	(83)	732	(143)
Income tax (expense) benefit	(196)	30	(272)	52

Total other comprehensive income (loss)	326	(53)	460	(91)

Total comprehensive income	$693	$260	$1,891	$608

(a)	For realized gains upon contract settlements, the reduction to other comprehensive income offsets contract proceeds generally recorded as additional oil and gas revenue. For realized losses upon contract settlements, the increase in other comprehensive income offsets contract payments generally recorded as reductions to oil and gas revenue.

12. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Nine Months Ended September 30
(in millions)	2006	2005
Interest	$110	$93
Income tax	$471	$128

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the nine-month periods ended September 30, 2006 and 2005:

•	Distribution of 21.7 million Hugoton Royalty Trust units as a dividend to common stockholders in May 2006 (Note 15)

•	Non-cash components of the June 2006 Peak Energy Resources acquisition purchase price, including issuance of 2.555 million shares of common stock and assumption of other liabilities (Note 14)

•	Exchange of producing properties with ConocoPhillips in March 2005 and Occidental Petroleum in September 2005

•	Non-cash components of the April 2005 Antero Resources acquisition purchase price, including issuance of 13.3 million shares of common stock and 2.1 million warrants to purchase common stock, and assumption of debt and other liabilities (Note 14)

•	Grants of 150,000 performance shares and vesting of 157,000 performance shares in 2006. Grants of 105,000 performance shares and vesting of 903,000 performance shares in 2005 (Note 13)

•	Grants and immediate vesting of 20,000 unrestricted common shares to nonemployee directors in 2006 and 18,000 shares in 2005 (Note 13)

13. Employee Benefit Plans

Stock Incentive Plans

In November 2004, stockholders approved the 2004 Stock Incentive Plan under which 24 million shares of common stock were available for grants of stock awards. In May 2006, stockholders approved certain amendments to the 2004 Plan including increasing the shares available for grants of stock awards to 33.75 million shares. Prior to approval of the 2004 Plan, grants of stock awards were made pursuant to the 1998 Stock Incentive Plan. No further grants will be made under the 1998 Plan. Stock award grants are subject to certain limitations as specified in the Plan. The maximum term of stock awards is ten years under the 1998 Plan and seven years under the 2004 Plan. Stock options granted under the 2004 Plan generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels as determined by the Compensation Committee of the Board of Directors. Some stock options granted in 2006 vest only when the common stock reaches specified levels. There was a total of 19.3 million options outstanding under both plans at September 30, 2006, including 12.9 million that were exercisable at that date. Of the remaining options, 5.3 million vest over three years at a rate of one-third at each grant anniversary date, and 1.1 million vest when the stock price closes at or above $50 per share.

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

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements at the estimated fair value. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. We are using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our prior pro forma disclosures. We have estimated expected forfeitures, as required by SFAS No. 123R, using an annual forfeiture rate of 2.5%, and we are recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial.

The following are pro forma net income and earnings per share for the three and nine months ended September 30, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in millions, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net income as reported	$313	$699
Add stock-based compensation expense included in the income statement, net of related tax effects	1	17
Deduct total stock-based compensation expense determined under fair value method for all awards, net of related tax effects	(4)	(67)

Pro forma net income	$310	$649

Earnings per common share:
Basic As reported	$0.86	$1.96

Pro forma	$0.86	$1.82

Diluted As reported	$0.85	$1.92

Pro forma	$0.84	$1.79

The table below summarizes certain stock incentive award amounts for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2006	2005	2006	2005

Non-cash stock option compensation expense	$4	$—	$47	$—
Non-cash performance and unrestricted share compensation expense	$1	$1	$8	$25
Related tax benefit recorded in income statement	$2	$1	$20	$9
Intrinsic value of stock option exercises	$11	$37	$106	$56
Excess income tax benefit on exercise of stock options (a)	$4	$13	$30	$20
Grant date fair value of stock options vested	$1	$8	$3	$77

(a)	Recorded as additional paid-in-capital

There are no share-based liabilities at September 30, 2006.

Included in stock option compensation expense in the nine months ended September 30, 2006 is $36 million related to options granted during May 2006 which were subject to accelerated vesting provisions upon retirement under employment agreements. Under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant rather than over the expected vesting period (Note 6).

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

	Nine Months Ended September 30
	2006	2005
(in thousands, except per share amounts)
Shares granted to key employees	150	105
Shares vested when common stock price reached specified levels	157	903
Weighted average fair value of shares when granted (a)	$33.47	$34.48

(in millions)
Treasury stock purchases related to vested shares	$3	$11

(a)	Based on fair value in 2006 and intrinsic value at vesting in 2005. Fair value was determined using a Monte Carlo simulation model. For further discussion of determination of fair value, see “Estimated Fair Value of Grants” on page 21. See table on following page for target vesting prices for outstanding performance share grants.

Nonemployee directors received a total of 20,000 unrestricted shares in February 2006 and 18,000 unrestricted shares in February 2005 under the 2004 Plan.

At September 30, 2006, deferred compensation of $5 million was recorded as an offset to additional paid-in-capital, based on the fair value of performance shares granted in December 2005 and May, June and August 2006, net of related compensation expense recorded to date. The shares vest when the common stock closes at or above the specified vesting price. The following summarizes the outstanding performance shares and vesting prices as of September 30, 2006:

Vesting Price	Performance Shares
$ 50.00	3,500
53.17	1,250
55.00	72,437
65.00	71,438

148,625

Prior to the adoption of SFAS No. 123R, management assessed whether the vesting period of performance share awards could be reasonably estimated, with compensation recognized ratably over the estimated vesting period or at actual vesting, if earlier. Performance share grants in both 2006 and 2005 were to key employees other than executive officers.

Option Activity and Balances

The following summarizes option activity and balances for the nine months ended September 30, 2006:

	Weighted- Average Exercise Price	Stock Options (in thousands)	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2006	$23.82	20,202
Grants	41.24	4,053
Exercises	22.51	(4,808)
Forfeitures	36.57	(101)

Balance at September 30, 2006	27.73	19,346	5.6	$279

Exercisable at September 30, 2006	21.92	12,875	5.1	$260

As a result of the exercises, outstanding common stock increased by 1.9 million shares and stockholders’ equity increased by $22 million.

The following summarizes the status of the nonvested stock options and performance shares as of September 30, 2006 and changes for the nine months ended September 30, 2006:

	Stock Options		Performance Shares
	Weighted- Average Grant Date Fair Value	Number of Shares (in thousands)	Weighted- Average Grant Date Fair Value	Number of Shares (in thousands)
Nonvested at January 1, 2006	$11.50	2,874	$48.21	156
Vested	7.85	(355)	47.97	(157)
Grants	13.23	4,053	33.47	150
Forfeitures	12.47	(101)	—	—

Nonvested at September 30, 2006	12.77	6,471	33.59	149

As of September 30, 2006, the remaining unrecognized compensation expense related to nonvested stock options was $35 million. Based on this estimated fair value, we currently anticipate stock option compensation expense for service periods after September 30, 2006 will be $4 million in 2006, $16 million in 2007, $13 million in 2008, and $2 million in 2009 related to these stock options. The weighted-average remaining vesting period is 2.1 years.

Estimated Fair Value of Grants

Prior to adoption of SFAS No. 123R, we used the Black-Scholes option-pricing model to estimate the fair value of stock options and the intrinsic value method of valuing performance shares. Beginning January 1, 2006, we began using a lattice model to value stock option grants that time vest and a Monte Carlo simulation model to value performance shares and stock options that vest, or include a provision for accelerated vesting, when the common stock price reaches specified levels.

During the nine-month period ended September 30, 2006, we used both a trinomial lattice model and a Monte Carlo simulation model to determine the fair value of options granted, and we used a Monte Carlo simulation model to determine the fair value of performance shares granted. The trinomial lattice model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, average vesting period, post-vest turnover rate and suboptimal exercise factor. Both expected life and fair value are outputs of this model. The Monte Carlo simulation model requires inputs for risk-free interest rate, dividend yield, volatility, contract term, target vesting price, post-vest turnover rate and suboptimal exercise factor. The suboptimal exercise factor does not affect the valuation of the performance shares since ownership is transferred at vesting. Expected life, derived vesting period and fair value are outputs of this model.

The risk-free interest rate is based on the constant maturity nominal rates of U.S. Treasury securities with remaining lives throughout the contract term on the day of the grant. The dividend yield is the expected common stock annual dividend yield over the expected life of the option or performance share, expressed as a percentage of the stock price on the date of grant. The volatility factors are based on a combination of both the historical volatilities of our stock and the implied volatility of traded options on our common stock. Contract term is seven years. For options subject to time vesting, the average vesting period is two years, based on each grant vesting ratably over a three-year period. For options subject to vesting when the common stock reaches a specified price, the target vesting price is specified by the award. The post-vesting turnover rate is 3.5% and the suboptimal exercise factor is 1.6, and are both based on actual historical exercise activity. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock option grants, and subsequent events are not indicative of the reasonableness of the original fair value estimates.

For the fair value of stock options awarded before 2006, we used the Black-Scholes option pricing model which utilizes assumptions different from those described above. The expected term was based on the historical exercise activity. The risk-free interest rate was the yield available on U.S. Treasury securities with a remaining term equal to the expected life of the option. The dividend yield was determined in the same manner as described above for the lattice model. The volatility factor was based on the historical volatility of our common stock over the expected life of the option.

During the nine months ended September 30, 2006, we granted 4.1 million options with an estimated total grant-date fair value of $54 million and a weighted-average fair value of $13.23 per option. The estimated fair value of stock-based awards not expected to vest was less than $1 million. During the year ended December 31, 2005, we granted 4.2 million options with a weighted-average fair value of $10.20. Following are the grant date assumptions used to value these options for the nine months ended September 30, 2006 and for the year ended December 31, 2005:

	Nine Months Ended September 30, 2006	Year Ended December 31, 2005
Weighted-average expected term (years)	4.3	3.5
Range of risk-free interest rates	4.3% - 5.2%	—
Weighted-average risk-free interest rates	5.0%	4.0%
Dividend yield	0.7%	0.7%
Range of volatility	30% - 35%	—
Weighted-average volatility	32%	35%

14. Acquisitions

On June 30, 2006, we acquired Peak Energy Resources, Inc., which operates gas-producing properties and owns unproved properties in the Barnett Shale in the Fort Worth Basin. The total purchase price is estimated to be $109 million, which was primarily funded by issuance of 2.555 million shares of common stock valued at $102 million (Note 9), $5 million cash for additional mineral interests and $2 million cash for other transaction costs. After recording estimated deferred taxes of $45 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $63 million. The purchase price allocation is subject to adjustment, pending final determination of the tax bases and the fair value of certain assets acquired and liabilities assumed.

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

The May 2006 distribution of the Hugoton Royalty Trust units (Note 15) resulted in an adjustment to the exercise price and number of warrants outstanding which were issued in connection with the Antero acquisition. The effect on the warrants was to lower the exercise price by 3.8% and to increase the warrants outstanding by 4.0%.

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

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the nine months ended September 30, 2005 and the year ended December 31, 2005, as if the Antero Resources acquisition was made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(In millions, except per share data)	Nine Months Ended September 30, 2005	Year Ended December 31, 2005
Revenues	$2,378	$3,555

Net Income	$701	$1,155

Earnings per common share:
Basic	$1.94	$3.19

Diluted	$1.91	$3.13

Weighted average shares outstanding:
Basic	361.2	361.7

Diluted	367.6	369.0

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

We also announced in January 2006 that the Company would consider selling its interests in the underlying properties that are subject to the Cross Timbers Royalty Trust and Hugoton Royalty Trust net profits interests. However, in August 2006, after a full review, we announced that we will retain ownership of these underlying properties at this time.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of September 30, 2006, and the related consolidated income statements for the three- and nine-month periods ended September 30, 2006 and 2005, and the consolidated cash flow statements for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company’s management.

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

KPMG LLP

Dallas, Texas

November 6, 2006

-Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF     OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2005 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Increase (Decrease)	2006	2005	Increase
Total production
Gas (Mcf)	111,622,805	100,011,635	12%	319,852,021	275,689,237	16%
Natural gas liquids (Bbls)	1,122,219	942,949	19%	3,189,298	2,833,306	13%
Oil (Bbls)	4,088,337	3,816,509	7%	12,208,401	10,391,891	17%
Mcfe	142,886,141	128,568,383	11%	412,238,215	355,040,419	16%

Average daily production
Gas (Mcf)	1,213,291	1,087,083	12%	1,171,619	1,009,851	16%
Natural gas liquids (Bbls)	12,198	10,249	19%	11,682	10,378	13%
Oil (Bbls)	44,438	41,484	7%	44,719	38,066	17%
Mcfe	1,553,110	1,397,482	11%	1,510,030	1,300,514	16%

Average sales price
Gas per Mcf	$6.97	$7.04	(1%)	$7.64	$6.29	21%
Natural gas liquids per Bbl	$41.13	$36.98	11%	$38.26	$32.12	19%
Oil per Bbl	$64.00	$52.08	23%	$61.10	$46.07	33%

Average NYMEX prices
Gas per MMBtu	$6.58	$8.49	(22%)	$7.45	$7.16	4%
Oil per Bbl	$70.62	$63.16	12%	$68.23	$55.43	23%

Bbl	- Barrel
Mcf	- Thousand cubic feet
Mcfe	- Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)
MMBtu	- One million British Thermal Units, a common energy measurement

Production increases from 2005 to 2006 for the quarter and nine-month periods are primarily because of development activity and acquisitions, partially offset by natural decline. The distribution of Hugoton Royalty Trust units to shareholders in May 2006 (see Note 15 to Consolidated Financial Statements) decreased production by approximately 37 MMcfe per day in the third quarter and by approximately 19 MMcfe per day in the nine-month period.

Gas prices were lower for third quarter 2006 primarily because of an adequate natural gas supply inventory due to the warmer than normal weather during the winter of 2005-2006 and the absence of hurricane activity in the Gulf of Mexico in 2006. Gas prices were higher for the nine-month period primarily because of increased demand and declining North American production. Average gas sales prices exceeded average NYMEX prices in 2006 because of realized gas hedging gains. Prices will continue to be affected by weather, crude oil prices, the U.S. economy, the level of North American production and import levels of liquified natural gas, and are expected to remain volatile. Approximately 65% of our remaining 2006 production is hedged at a NYMEX price of $10.20 and approximately 50% of our projected 2007 production is hedged at a NYMEX price of $9.55. The average NYMEX price for October 2006 was $6.60 per MMBtu. At November 1, 2006, the average NYMEX futures price for the following twelve months was $7.95 per MMBtu.

Oil prices increased from 2005 through the first nine months of 2006 primarily because of increasing global demand and supply shortage concerns, political instability, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and inadequate sour crude refining capacity. Amid rising tension in the Middle East, oil prices increased to record levels in July 2006, exceeding $78.00 per Bbl. Rising crude oil supplies, reduced geopolitical tensions and the potential for lower demand in a slowing U.S. economy have caused recent oil prices to drop below $57.00 per Bbl. Oil prices are expected to remain volatile. Approximately 80% of our remaining 2006 oil production is hedged at a NYMEX price of $68.37 and 80% of our projected 2007 oil production is hedged at a NYMEX price of $74.40. Approximately 50% of 2008 production is hedged at a NYMEX price of $74.26. The average NYMEX price for October 2006 was $59.22 per Bbl. At November 1, 2006, the average NYMEX futures price for the following twelve months was $63.89 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production; see Note 8 to Consolidated Financial Statements. During the third quarter of 2006, our hedging activities increased gas revenue by $108 million, or $0.96 per Mcf, and decreased oil revenue by $7 million, or $1.82 per Bbl. For the first nine months of 2006, our hedging activities increased gas revenue by $382 million, or $1.19 per Mcf, and decreased oil revenues by $24 million, or $1.98 per Bbl. During third quarter 2005, our hedging activities decreased gas revenue by $48 million, or $0.48 per Mcf, and oil revenue by $28 million or $7.34 per Bbl. For the first nine months of 2005, our hedging activities decreased gas revenue by $67 million or $0.24 per Mcf, and oil revenue by $53 million, or $5.07 per Bbl.

Results of Operations

Quarter Ended September 30, 2006 Compared with Quarter Ended September 30, 2005

Net income for the third quarter 2006 was $367 million, compared to $313 million for the third quarter 2005. Third quarter 2006 earnings include the net after-tax effects of a $19 million fair value gain on certain derivatives that do not qualify for hedge accounting. Third quarter 2005 earnings include the net after-tax effects of a derivative fair value loss of $2 million and a gain on the exchange of assets of $6 million.

Total revenues for third quarter 2006 were $1.10 billion, a 14% increase from third quarter 2005 revenues of $964 million. Operating income for the quarter was $620 million, a 14% increase from third quarter 2005 operating income of $542 million. Gas and natural gas liquids revenues increased $85 million (12%) because of the 12% increase in gas volumes and the 19% increase in natural gas liquids volumes, as well as the 11% increase in natural gas liquids prices. These increases were partially offset by the 1% decrease in gas prices. Oil revenue increased $63 million (32%) because of the 7% increase in production and the 23% increase in oil prices.

Third quarter 2006 gas gathering, processing and marketing activities resulted in a loss of $4 million compared to a contribution of $12 million in the 2005 period. This loss was primarily related to higher costs as well as lower revenues due to lower marketing margins.

Expenses for third quarter 2006 totaled $476 million, a 13% increase from third quarter 2005 expenses of $422 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $16 million (15%) primarily because of increased production and higher maintenance, labor and fuel costs. Taxes, transportation and other increased $6 million (7%) from the third quarter of 2005 primarily because of increased ad valorem taxes related to higher product prices. Exploration expense decreased $4 million (31%) primarily because of decreased seismic work in the Barnett Shale. Depreciation, depletion and amortization increased $48 million (27%) because of increased production and higher acquisition, development and infrastructure costs.

General and administrative expense increased $9 million (30%). Excluding a $4 million charge for expensing stock options related to the adoption of SFAS No. 123R in 2006, general and administrative expense increased $5 million (17%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth.

The derivative fair value gain for third quarter 2006 was $29 million compared to the third quarter 2005 derivative fair value loss of $3 million. The gain in third quarter 2006 is primarily related to gains on purchase basis swap agreements that do not qualify for hedge accounting and the ineffective portion of hedge derivatives. Interest expense increased $3 million (7%) because of a 2% increase in weighted average borrowings to partially fund acquisitions and a 13% increase in the weighted average interest rate due to increases in short-term rates. The effective income tax rate for the 2006 quarter was 36.0%, as compared with 37.2% for third quarter 2005. The lower rate in 2006 is because of decreased state income taxes and the benefit of certain nonrecurring permanent tax over book differences.

Nine Months Ended September 30, 2006 Compared with Nine Months Ended September 30, 2005

Net income for the nine months ended September 30, 2006 was $1.43 billion, compared to $699 million for the same 2005 period. Earnings for the first nine months include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, $26 million of income tax expense related to enactment of a new State of Texas margin tax and a $51 million fair value gain on certain derivatives that do not qualify for hedge accounting. Earnings for the first nine months of 2005 include the net after-tax effects of non-cash performance award compensation of $16 million, an $11 million fair value loss on certain derivatives that do not qualify for hedge accounting and a gain on exchange of assets of $6 million.

Total revenues for the first nine months of 2006 were $3.38 billion, or $1.04 billion (44%) higher than revenues of $2.34 billion for the first nine months of 2005. Operating income for the first nine months of 2006 was $1.97 billion, a 62% increase from operating income of $1.21 billion for the comparable 2005 period. Gas and natural gas liquids revenues increased $741 million (41%) primarily because of the 16% increase in gas production and the 13% increase in natural gas liquids production, as well as the 21% increase in gas prices and the 19% increase in natural gas liquids prices. Oil revenue increased $267 million (56%) because of the 17% increase in production and the 33% increase in prices.

Gas gathering, processing and marketing activities for the first nine months of 2006 resulted in a contribution of $35 million compared to $24 million in the 2005 period. The higher 2006 contribution from these activities was primarily related to increased prices and marketing margins, partially offset by higher costs as a result of higher throughput volumes.

Expenses for the first nine months of 2006 totaled $1.41 billion, a 25% increase from total expenses for the first nine months of 2005 of $1.13 billion. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $82 million (29%) primarily because of increased production, labor, fuel, compression and maintenance costs. Taxes, transportation and other increased $67 million (32%) primarily because of increased ad valorem taxes related to higher product prices. Exploration expense decreased $2 million (10%) primarily because of decreased seismic work in the Barnett Shale. Depreciation, depletion and amortization increased $170 million (36%) because of increased production and higher acquisition, development and infrastructure costs.

General and administrative expense increased $39 million (34%). Excluding a $17 million decrease in non-cash performance share award compensation related to performance share grants to employees and a $47 million charge for expensing stock options related to the adoption of SFAS No. 123R in 2006, general and administrative expense increased $9 million (10%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth. Included in stock option expense in the 2006 period is $36 million related to options granted in the second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period.

The derivative fair value gain for the first nine months of 2006 was $79 million compared to the year-to-date 2005 derivative fair value loss of $18 million. The gain in the first nine months of 2006 is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of Btu swap contracts. In the first nine months of 2005, a $29 million loss on the Btu swap contracts was partially offset by gains on natural gas swap agreements. See Note 7 to Consolidated Financial Statements. Interest expense increased $23 million (21%) primarily because of a 16% increase in the weighted average borrowings to partially fund property acquisitions and a 12% increase in the weighted average interest rate due to increases in short-term rates.

The 2006 year-to-date effective income tax rate was 37.8%, as compared with a 36.6% effective rate for the nine-month 2005 period. Excluding the effect of the $26 million income tax expense related to a new State of Texas margin tax enacted during second quarter, the effective tax rate for the 2006 period was 36.7%. The higher rate in 2006 is because of increased income taxes in states other than Texas which was partially offset by the benefit of certain nonrecurring permanent tax over book differences.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended September 30			Nine Months Ended September 30
	2006	2005	Increase (Decrease)	2006	2005	Increase (Decrease)
Production	$0.85	$0.83	2%	$0.88	$0.80	10%
Taxes, transportation and other	0.62	0.64	(3)%	0.67	0.59	14%
Depreciation, depletion and amortization (DD&A)	1.60	1.41	13%	1.54	1.31	18%
General and administrative (G&A)
Stock compensation	0.03	0.01	300%	0.13	0.07	86%
All other G&A	0.24	0.23	4%	0.24	0.25	(4)%
Interest	0.33	0.34	(3)%	0.32	0.31	3%

The following are explanations of expense variances on an Mcfe basis:

Production expenses - Increased production expense is primarily because of increased maintenance and workover costs and the higher cost of gas used for fuel.

Taxes, transportation and other - Most of these expenses vary with product prices. Decreased taxes, transportation and other expense during the quarter is primarily because of lower gas prices, net of the effect of hedges. Increased taxes, transportation and other expense during the nine-month period is primarily because of increased ad valorem taxes as a result of higher product prices.

DD&A - Increased DD&A is primarily because of higher acquisition, development and infrastructure costs.

G&A - Increased stock compensation is related to expensing stock options upon adoption of SFAS No. 123R as of January 1, 2006. Before that date, stock compensation expense was generally related to performance share awards. Included in the first nine months of 2006 is $0.09 per Mcfe related to options granted which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. Other G&A expense during the quarter increased primarily because of increased employee expenses related to Company growth. Other G&A expense during the nine-month period decreased because of increased production outpacing personnel and other expenses related to Company growth.

Interest - Interest expense in the quarter decreased because of increased production outpacing a higher weighted average interest rate due to higher short-term rates and an increase in the outstanding borrowings. Increased interest during the nine-month period is primarily because of an increase in outstanding borrowings as a result of a greater portion of our recent acquisitions being financed with debt and a higher weighted average interest rate due to higher short-term rates.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $2.12 billion for the first nine months of 2006, compared with $1.39 billion for the same 2005 period. Cash provided by operating activities for the first nine months of 2006 increased primarily because of production from development activity and acquisitions and increased prices. Cash provided by operating activities was increased by changes in operating assets and liabilities of $176 million in the first nine months of 2006 and decreased by $116 million in the first nine months of 2005. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash provided by operating activities was also reduced by current income tax expense related to the gain on distribution of Hugoton Royalty Trust units of $211 million in the first nine months of 2006 as well as by exploration expense, excluding dry hole expense, of $10 million in the first nine months of 2006 and $14 million in the first nine months of 2005.

During the nine months ended September 30, 2006, cash provided by operating activities of $2.12 billion and net debt proceeds of $261 million were used to fund net property acquisitions, development costs and other net capital additions of $2.20 billion, treasury stock repurchases and other of $95 million and dividends of $82 million. The resulting increase in cash and cash equivalents for the period was $4 million. During the first nine months of 2006, we repurchased 2.2 million shares of our common stock at an average price of $37.80.

Total current assets increased $473 million during the first nine months of 2006 primarily because of a $599 million increase in derivative fair value as a result of the decline in both natural gas and oil prices. This increase was partially offset by a $105 million decrease in accounts receivable as a result of lower natural gas and oil prices, as well as a decline in current income taxes receivable of $35 million. Total current liabilities increased $308 million during the first nine months of 2006 primarily because of a $218 million increase in deferred income tax payable related to the increase in the derivative fair value current asset, a $110 million increase in accounts payable and accrued liabilities primarily due to increased ad valorem taxes and development costs and a $19 million increase in current income taxes payable. These increases were partially offset by a $44 million decrease in derivative fair value liabilities due to the effect of lower natural gas and oil prices.

Working capital, calculated as current assets less current liabilities, increased $165 million from $59 million at December 31, 2005 to $224 million at September 30, 2006. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital decreased $260 million from a negative position of $6 million at December 31, 2005 to a working capital deficit of $266 million at September 30, 2006.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, often lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under either our revolving credit agreement or our other unsecured and uncommitted lines of credit.

Acquisitions and Development

On June 30, 2006, we acquired Peak Energy Resources, Inc. which operates in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $109 million, consisting of 2.555 million shares of common stock, as well as $5 million cash for additional mineral interests and $2 million cash for other transaction costs. We also assumed certain other liabilities from Peak Energy.

On February 28, 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. The acquisition was funded by bank borrowings and is subject to typical post-closing adjustments.

Exploration and development expenditures for the first nine months of 2006 were $1.56 billion, compared with $929 million for the first nine months of 2005. Our 2006 development and exploration budget has been increased from $1.7 billion to $2.1 billion to accommodate higher working interests and additional fracturing costs in the Barnett Shale, acreage leasing events and 50 additional development wells. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

We will continue to evaluate additional acquisition opportunities during 2006. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales.

Through the first nine months of 2006, we participated in drilling approximately 534 gas wells and 85 oil wells and performed 264 workovers. Ten operated exploratory dry holes were drilled. Our drilling activity for the year to date was concentrated in East Texas, the Barnett Shale, the Arkoma Basin, the Permian Basin and the San Juan Basin. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

On September 30, 2006, borrowings under our revolving credit agreement with commercial banks were $78 million, and we had available borrowing capacity of $1.422 billion. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. The weighted average interest rate of 5.8% at September 30, 2006 is based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more than 60%. We use the facility for general corporate purposes and as a backup facility for our new commercial paper program (see below).

In October 2006, we amended our revolving credit agreement to remove borrowing restrictions under any “material adverse effect” clauses. Credit agreements commonly include such clauses which can remove the bank’s obligation to fund their commitment if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While our revolving credit agreement includes covenants that require us to report a condition or event having a material adverse effect on XTO, the obligation of the banks to fund the revolving credit agreement is not conditioned on the absence of a material adverse effect.

In March 2006, we amended our $300 million term loan credit agreement to conform its covenants to our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan. As of September 30, 2006, the interest rate on the term loan was 6.0%.

In July 2006, our credit rating was upgraded by Standard & Poor’s to BBB and by Moody’s to Baa2. As a result of these upgrades, the interest rate on future borrowings was reduced by 0.15% under our revolving credit facility and by 0.125% under our term loan.

On November 6, 2006, we initiated a commercial paper program with borrowings of $200 million at an interest rate of 5.35%. We may borrow up to $1.5 billion under this program. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market.

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

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $200 million in October 2006, $100 million in January 2006 and $15 million in June 2005, which was increased to $25 million in October 2006. As of September 30, 2006, there were no borrowings under these lines.

Common Stock Dividends

In August 2006, the Board of Directors declared a third quarter 2006 dividend of $0.075 per share that was paid in October to stockholders of record on September 29, 2006.

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

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of September 30, 2006. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2006	2007	2008	2009	2010	After 2010
Long-term debt	$3,370	$—	$—	$—	$—	$300	$3,070
Operating leases	120	7	28	23	20	15	27
Drilling contracts	253	77	132	30	14	—	—
Transportation contracts	222	11	41	38	37	30	65
Derivative contract liabilities at September 30, 2006 fair value	47	30	17	—	—	—	—

Total	$4,012	$125	$218	$91	$71	$345	$3,162

Long-Term Debt. Borrowings of $300 million under our term bank facility are due in April 2010, $78 million under our senior bank revolving credit facility are due in April 2011, and our senior notes, totaling $2.99 billion at September 30, 2006, are due in 2012 through 2036. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

Transportation Contracts. The effect of the following agreements is not included in the above summary of our transportation contract commitments since our commitments are contingent upon completion of the related pipelines.

•	In July 2005, we entered into a ten-year firm transportation contract that commences upon completion of a new 264-mile pipeline spanning from North Texas to East Texas. Upon the pipeline’s completion, currently expected in first quarter 2007, we will transport gas volumes for a minimum transportation fee ranging from $2 million per month in the first year, up to approximately $4 million per month beginning in the fourth year.

•	In October 2005, we entered into a ten-year firm transportation agreement that commences upon completion of a new 168-mile pipeline spanning from East Texas to northeast Louisiana. Upon the pipeline’s completion, currently expected in first quarter 2007, we will transport daily gas volumes of approximately 600 million cubic feet for a minimum monthly transportation fee of $3 million plus fuel ranging from 0.8% to 1.6% depending on receipt point and other conditions.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of September 30, 2006, the fixed prices specified by these contracts generally exceeded market prices, resulting in a net derivative fair value asset of $894 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of September 30, 2006, the current liability related to such contracts was $46 million and the noncurrent liability was $1 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on either our revolving credit facility or our other unsecured and uncommitted lines of credit. See Note 7 to Consolidated Financial Statements.

Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 157 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

Also in September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106, and 132R was issued. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of fiscal years ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The effect of adopting SFAS No. 158 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 must be adopted as of the beginning of fiscal years beginning after December 15, 2006, with the cumulative effect reported as an adjustment to retained earnings at the adoption date. The effect of adoption of FIN No. 48 has not been determined, but is not expected to have a significant effect on our reported financial position or earnings.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for financial statements issued for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

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

Among the factors that could cause actual results to differ materially are:

•	changes in commodity prices,

•	higher than expected costs and expenses, including production, drilling and well equipment costs,

•	potential delays or failure to achieve expected production from existing and future exploration and development projects,

•	basis risk and counterparty credit risk in executing commodity price risk management activities,

•	potential liability resulting from pending or future litigation,

•	changes in interest rates,

•	competition in the oil and gas industry as well as competition from other sources of energy, and

•	general domestic and international economic and political conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2006, our variable rate debt had a carrying value of $378 million, which approximated its fair value, and our fixed rate debt had a carrying value of $2.99 billion and an approximate fair value liability of $2.98 billion. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2006, the fair value of our fixed rate debt would change by approximately $228 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of September 30, 2006, outstanding gas futures contracts, swap agreements and gas sell basis swap agreements had a net fair value gain of $729 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $164 million in the fair value of these gas futures contracts, swap agreements and gas sell basis swap agreements at September 30, 2006. As of September 30, 2006, outstanding gas purchase basis swap agreements had a net fair value gain of $9 million. Changes in fair value of these gas purchase basis swap agreements are included in derivative fair value (gain) loss. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $1 million in the fair value of these gas purchase basis swap agreements at September 30, 2006. As of September 30, 2006, outstanding oil futures contracts and differential swaps had a net fair value gain of $156 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $162 million in the fair value of these oil futures and differential swaps at September 30, 2006. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies have been consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. The parties have completed discovery regarding whether the plaintiff has met the jurisdictional prerequisites for maintaining an action under the U.S. False Claims Act. In June 2004, we joined with other defendants in filing a motion to dismiss, contending that the plaintiff had not satisfied the jurisdictional requirements to maintain this action. A hearing on this motion occurred in March 2005, and in May 2005, the special master, who was appointed by the district judge to expedite matters and make recommendations to the district judge in the case, issued a report and recommendation to dismiss the case against some of the defendants but to retain jurisdiction of the case involving us and other defendants. We and the other defendants filed motions to modify the special master’s report, requesting the district judge to also dismiss the case as to us and other defendants. On October 20, 2006, the district judge held that Grynberg failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. The district judge did not dismiss those claims against us pertaining to the royalty value of carbon dioxide. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

Item 1A. Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during third quarter 2006:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—		$—	—
August	63,525	(2)	$48.52	—
September	—		$—	—

Total	63,525		$48.52	—	17,766,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.

(2)	During the quarter ended September 30, 2006, the Company purchased shares of common stock as treasury shares related to employee income tax withholding obligations upon vesting of performance shares under the 2004 Stock Incentive Plan. These share purchases were not part of a publicly announced program to purchase common stock.

Item 3 through Item 5.

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

Exhibit Number and Description

10.1*	Second Amended and Restated Employee Severance Protection Plan, as amended August 15, 2006

10.2*	Second Amended and Restated Management Group Employee Severance Protection Plan, as amended August 15, 2006

10.3*	Amended and Restated Outside Directors Severance Plan, as amended August 15, 2006

10.4*	Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the Amended and Restated 2004 Stock Incentive Plan

10.5	Second Amendment to Five-Year Revolving Credit Agreement dated October 25, 2006 between the Company and certain commercial banks named therein

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: November 7, 2006	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description		Page

10.1*	Second Amended and Restated Employee Severance Protection Plan, as amended August 15, 2006

10.2*	Second Amended and Restated Management Group Employee Severance Protection Plan, as amended August 15, 2006

10.3*	Amended and Restated Outside Directors Severance Plan, as amended August 15, 2006

10.4*	Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the Amended and Restated 2004 Stock Incentive Plan

10.5	Second Amendment to Five-Year Revolving Credit Agreement dated October 25, 2006 between the Company and certain commercial banks named therein

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15	Letter re unaudited interim financial information

	15.1	Awareness letter of KPMG LLP

31	Rule 13a-14(a)/15d-14(a) Certifications

	31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

	31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

	32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan