Form 10-K
period 2006-12-31
XTO ENERGY INC
filed 2007-03-01
CIK 868809

2006

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

As of June 30, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $15.4 billion based on the closing price as reported on the New York Stock Exchange.

Number of Shares of Common Stock outstanding as of February 15, 2007—367,956,962

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 30, 2007.

XTO ENERGY INC.

2006 ANNUAL REPORT ON FORM 10-K

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

We have grown primarily through acquisitions of proved oil and gas reserves, followed by development and exploitation activities and acquisition of additional interests in or near such acquired properties. We expect growth in the immediate future to continue to be accomplished through a combination of acquisitions and development. During 2007, we plan to continue to review strategic acquisition opportunities including property divestitures by major energy related companies, public exploration and development companies and private energy companies. Completion of additional acquisitions will depend on the quality of properties available, commodity prices and competitive factors.

Our corporate headquarters are located in Fort Worth, Texas at 810 Houston Street (telephone 817-870-2800). Our proved reserves are principally located in relatively long-lived fields with an extensive base of hydrocarbons in place and well-established production histories concentrated in the following areas:

-	Eastern Region, including the East Texas Basin, northwestern Louisiana and Mississippi;

-	North Texas Region, including the Barnett Shale;

-	San Juan Region;

-	Permian and South Texas Region; and

-	Mid-Continent and Rocky Mountain Region.

We use the following volume abbreviations throughout this Form 10-K. “Equivalent” volumes are computed with oil and natural gas liquid quantities converted to Mcf, or natural gas converted to Bbls, on an energy equivalent ratio of one barrel to six Mcf.

-	Bbl Barrel (of oil or natural gas liquids)

-	Bcf Billion cubic feet (of natural gas)

-	Bcfe Billion cubic feet of natural gas equivalent

-	BOE Barrels of oil equivalent

-	Mcf Thousand cubic feet (of natural gas)

-	Mcfe Thousand cubic feet of natural gas equivalent

-	MMBtu One million British Thermal Units, a common energy measurement

-	Tcf Trillion cubic feet (of natural gas)

-	Tcfe Trillion cubic feet equivalent

Our estimated proved reserves at December 31, 2006 were 6.94 Tcf of natural gas, 53 million Bbls of natural gas liquids and 214.4 million Bbls of oil, based on December 31, 2006 prices of $5.46 per Mcf for gas, $31.96 per Bbl for natural gas liquids and $55.47 per Bbl for oil. On an energy equivalent basis, our proved reserves were 8.55 Tcfe at December 31, 2006, a 12% increase from proved reserves of 7.62 Tcfe at the prior year end. Increased proved reserves during 2006 were primarily the result of development and exploitation activities and acquisitions. On an Mcfe basis, 67% of proved reserves were proved developed reserves at December 31, 2006. During 2006, our average daily production was 1.186 Bcf of gas, 11,854 Bbls of natural gas liquids and 45,041 Bbls of oil. Fourth quarter 2006 average daily production was 1.230 Bcf of gas, 12,365 Bbls of natural gas liquids and 45,997 Bbls of oil.

Our properties typically have relatively long reserve lives and predictable production profiles. Based on December 31, 2006 proved reserves and projected 2007 production from properties owned as of December 31, 2006, the average reserve-to-production index of our proved reserves is 16.7 years. The projected 2007 production is from proved developed producing reserves as of December 31, 2006. In general, our properties have extensive production histories and production enhancement opportunities. While the properties are geographically diversified, the major producing fields are concentrated within core areas, allowing for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. As of December 31, 2006, we owned interests in 20,743 gross (10,812.3 net) producing wells, and we operated wells representing 89% of the present value of cash flows before income taxes (discounted at 10%) from estimated proved reserves. The high proportion of operated properties allows us to exercise more control over expenses, capital allocation and the timing of development and exploitation activities in our fields.

We have a substantial inventory of between 6,750 and 7,700 identified potential drilling locations. Drilling plans are primarily dependent upon product prices, the availability and pricing of drilling equipment and supplies, and gathering, processing and transmission infrastructure.

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

We market our gas production and the gas output of our gathering and processing systems. A large portion of our natural gas is processed, and the resultant natural gas liquids are marketed by unaffiliated third parties. We use commodities future contracts, collars and price and basis swap agreements, fixed-price physical sales and other price risk management instruments to hedge pricing risks.

History of the Company

The Company was incorporated in Delaware in 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. Our initial public offering of common stock was completed in May 1993.

During 1991, we formed Cross Timbers Royalty Trust by conveying a 90% net profits interest in substantially all of the royalty and overriding royalty interests that we then owned in Texas, New Mexico and Oklahoma, and a 75% net profits interest in seven nonoperated working interest properties in Texas and Oklahoma. Cross Timbers Royalty Trust units are listed on the New York Stock Exchange under the symbol “CRT.” From 1996 to 1998, we purchased 1,360,000, or 22.7%, of the outstanding units, at a total cost of $18.7 million. In August 2003, the Board of Directors declared a dividend of 0.0044 units of the trust for each share of our common stock outstanding on September 2, 2003. As a result of this dividend, all of the 1,360,000 trust units were distributed on September 18, 2003.

In December 1998, we formed the Hugoton Royalty Trust by conveying an 80% net profits interest in principally gas-producing operated working interests in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40 million units of beneficial interest. Hugoton Royalty Trust units are listed on the New York Stock Exchange under the symbol “HGT.” We sold 17 million units in the trust’s initial public offering in 1999 and 1.3 million units pursuant to an employee incentive plan in 1999 and 2000. In January 2006, the Board of Directors declared a dividend of 0.059609 trust units for each share of our common stock outstanding on April 26, 2006. As a result of this dividend, all of the remaining 21.7 million trust units were distributed on May 12, 2006.

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

Business Strategy

The primary components of our business strategy are:

-	acquiring long-lived, operated oil and gas properties, including undeveloped leases,

-	increasing production and reserves through efficient management of operations and through development, exploitation and exploration activities,

-	hedging a portion of our production to provide adequate cash flow to fund our development budget and protect the economic return on development projects and acquisitions, and

-	retaining management and technical staff that have substantial experience in our core areas.

Acquiring Long-Lived, Operated Properties. We seek to acquire long-lived, operated producing properties that:

-	contain complex, multiple-producing horizons with the potential for increases in reserves and production,

-	produce from nonconventional sources, including tight natural gas reservoirs, coal bed methane and natural gas-producing shale formations,

-	are in core operating areas or in areas with similar geologic and reservoir characteristics, and

-	provide opportunities to improve operating efficiencies.

We believe that the properties we acquire provide opportunities to increase production and reserves through the implementation of mechanical and operational improvements, workovers, behind-pipe completions, secondary recovery operations, new development wells and other development activities. We also seek to acquire facilities related to gathering, processing, marketing and transporting oil and gas in areas where we own reserves. Such facilities can enhance profitability, reduce costs, and provide marketing flexibility and access to additional markets. Our ability to successfully purchase properties is dependent upon, among other things, competition for such purchases and the availability of financing to supplement internally generated cash flow.

We also seek to acquire undeveloped properties that potentially have the same attributes as targeted producing properties.

Increasing Production and Reserves. A principal component of our strategy is to increase production and reserves through aggressive management of operations and low-risk development. We believe that our principal properties possess geologic and reservoir characteristics that make them well suited for production increases through drilling and other development programs. We have generated an inventory of between 6,750 and 7,700 identified potential drilling locations. Additionally, we review operations and mechanical data on operated properties to determine if actions can be taken to reduce operating costs or increase production. Such actions include installing, repairing and upgrading lifting equipment, redesigning downhole equipment to improve production from different zones, modifying gathering and other surface facilities and conducting restimulations and recompletions. We may also initiate, upgrade or revise existing secondary recovery operations.

Exploration Activities. During 2007, we plan to focus our exploration activities on projects that are near currently owned productive fields. We believe that we can prudently and successfully add growth potential through exploratory activities given improved technology, our experienced technical staff and our expanded base of operations. We have allocated approximately $120 million of our $2.4 billion 2007 development budget for exploration activities.

Hedging Activities. To reduce production price risk, we may enter futures contracts, collars and price and basis swap agreements, as well as fixed price physical delivery contracts. Our policy is to consider hedging a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the full benefit of rising prices, management plans to continue its hedging strategy because of the benefits provided by predictable, stable cash flow, including:

-	ability to more efficiently plan and execute our development program, which facilitates predictable production growth,

-	ability to help assure the economic return on acquisitions,

-	ability to enter long-term arrangements with drilling contractors, allowing us to continue development projects when product prices decline,

-	more consistent returns on investment, and

-	better utilization of our personnel.

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

Business Goals. In January 2007, we announced a strategic goal for 2007 of increasing production by 10% over 2006 levels. To achieve this growth target, we plan to drill about 1,150 (978 net) development wells and perform approximately 655 (509 net) workovers and recompletions in 2007.

We have budgeted $2.4 billion for our 2007 development program, which is expected to be funded by cash flow from operations. We plan to spend approximately $800 million in the Eastern Region, $800 million in the North Texas Region, $290 million in the Permian and South Texas Region, $240 million in the San Juan Region and $150 million in the Mid-Continent and Rocky Mountain Region and other areas and approximately $120 million for exploration and acreage leasing activities. An additional $200 million has been budgeted for the construction of pipeline, compression and processing infrastructure that is critical to the transportation and sale of production in several operating regions.

While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Strategic property acquisitions during 2007 may alter the amount currently budgeted for development and exploration. Our total budget for acquisitions, development and exploration will be adjusted throughout 2007 to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs in the event of significant changes in oil and gas prices. Our ability to achieve production goals depends on the success of our planned drilling programs or property acquisitions made in place of a portion of the drilling program.

Raw material shortages and strong global demand for steel have continued to tighten steel supplies and cause prices to remain high. In response, we have maintained a higher tubular inventory and have negotiated supply contracts with our vendors to support our development program. While we expect to acquire adequate supplies to complete our development program, a further tightening of steel supplies could restrain the program, limiting production growth and increasing development costs.

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

During 2005, we acquired proved properties for a total cost of $1.7 billion. In April 2005, we acquired Antero Resources Corporation, which operated in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $689 million. Including $218 million of debt assumed, $225 million recorded on the step-up of deferred taxes and the assumption of other liabilities, the total purchase price plus liabilities assumed was $1.26 billion. This amount was allocated to assets acquired including approximately $634 million to proved properties, $180 million to unproved properties, $175 million to acquired gas gathering contracts and related gas gathering and pipeline assets, $215 million to goodwill and $57 million to other assets. In May, we acquired proved properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. In July 2005, we acquired proved properties in the Permian Basin of West Texas and New Mexico from ExxonMobil Corporation for an adjusted purchase price of $200 million. Our 2005 acquisitions increased reserves by approximately 803.4 Bcf of natural gas, 2.8 million Bbls of natural gas liquids and 31.1 million Bbls of oil.

During 2006, we acquired proved properties for a total cost of $561 million. In February 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. In June 2006, we acquired Peak Energy Resources, Inc., which operated gas-producing properties and owned unproved properties in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $108 million. Including $5 million cash for additional leasehold interests and $1 million cash for other transaction costs, $37 million recorded on the step-up of deferred taxes and the assumption of other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $54 million. All 2006 acquisitions are subject to typical post-closing adjustments. Our 2006 acquisitions increased reserves by approximately 157.9 Bcf of natural gas, 4.2 million Bbls of natural gas liquids and 3.3 million Bbls of oil.

Significant Properties

The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by major operating areas at December 31, 2006:

	Proved Reserves				Discounted Present Value before Income Tax of Proved Reserves
(in millions)	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
Eastern Region	3,472.1	16.0	10.5	3,631.0	$6,551	40.4%
North Texas Region	1,427.9	—	—	1,427.9	1,987	12.2%
San Juan Region	922.9	35.3	1.8	1,145.7	1,799	11.1%
Permian and South Texas Region	299.9	1.7	172.3	1,343.9	3,735	23.0%
Mid-Continent and Rocky Mountain Region	818.0	—	15.3	910.0	1,908	11.8%
Other	3.4	—	14.5	90.1	248	1.5%

Total	6,944.2	53.0	214.4	8,548.6	$16,228	100.0%

Eastern Region

We began operations in East Texas and northwestern Louisiana in 1998. These properties produce from various formations at depths between 7,000 feet and 14,000 feet. Subsequent acquisitions and development activity have significantly increased reserves here since we began operations, and we now own an interest in approximately 848,000 gross (600,000 net) acres. Over 40% of our total proved reserves are in this region. We have 2,250 to 2,650 identified potential drilling locations in this area. In 2005, we expanded our gathering facilities to increase treating capacity to 730,000 Mcf per day. In 2007, we plan to drill between 300 and 350 wells in the Eastern Region.

Our primary focus in the Eastern Region is in the Freestone Trend where we have an interest in approximately 406,000 gross (316,000 net) acres. The trend consists of the Freestone, Bald Prairie, Oaks, Luna, Teague, Dew, Farrar and Bear Grass fields and was our most active gas development area in 2006. Other areas in the region include the Sabine Uplift and Cotton Valley areas of East Texas and northwestern Louisiana.

North Texas Region

Our operations in the Barnett Shale of North Texas began in January 2004 and, with our 2005 acquisition of Antero Resources Corporation and 2006 acquisition of Peak Energy Resources, we are the second largest producer in the area. We own approximately 214,000 net acres, 44% of which is in the core productive area, 520 producing wells and gas gathering and pipeline assets. We have 1,800 to 2,000 identified potential drilling locations in this area and plan to drill approximately 280 to 300 wells in 2007. We also own 225,000 Mcf per day of treating capacity allowing us to add new wells as they are completed. An additional 330,000 Mcf per day of treating capacity is planned by first quarter 2008.

San Juan Region

Our San Juan Region includes properties in the San Juan and Raton Basins of New Mexico and Colorado, as well as properties in the Uinta Basin of Utah. Production is from conventional as well as coal bed methane sources. We have 950 to 1,100 identified potential drilling locations to develop these complex, multi-pay basins. In 2005, we entered a new tight-gas play in the Piceance Basin of Colorado through a farmout agreement with ExxonMobil, and we are in the process of completing our first two wells of a four-well commitment in 2006. The third well in this commitment is currently being drilled.

Permian and South Texas Region

The Permian and South Texas Region is made up of properties in West Texas, southeastern New Mexico and South Texas. In both 2004 and 2005, we significantly expanded our holdings in the area through acquisitions and trades with ChevronTexaco, ExxonMobil, ConocoPhillips and others. Our activities on these properties have increased oil production by returning shut-in wells to production, optimizing existing well performance, fracture stimulation and drilling. We have also experienced successful results in multiple fields including Yates, University Block 9, Goldsmith, Russell, Prentice and Cornell. We have 1,050 to 1,150 identified potential drilling locations in this area.

Mid-Continent and Rocky Mountain Region

Our Mid-Continent and Rocky Mountain Region includes fields in Wyoming, Kansas, Oklahoma and Arkansas. We have operations in the Anadarko Basin, Fontenelle area and the Arkoma Basin. During 2007, we plan to initiate drilling activities in the Fayetteville Shale in Arkansas and the Woodford Shale in Southeast Oklahoma. While most of our production in the Mid-Continent region is from conventional sources, we recently began developing coal bed methane in the Powder River Basin of Wyoming. We have 700 to 800 identified potential drilling locations in this area. A substantial portion of our properties in the Mid-Continent Region are subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust in December 1998. We distributed the remaining 21.7 million Hugoton Royalty Trust units owned by us as a dividend to our stockholders in May 2006.

We operate a gathering system and pipeline in Major County, Oklahoma and a gas plant in Texas County, Oklahoma, and its associated gathering system. We recently completed a gas gathering and water disposal system in the Hartzog Draw area of Wyoming to service our coal bed methane wells.

Reserves

The following terms are used in our disclosures of oil and natural gas reserves. For the complete detailed definitions of proved, proved developed and proved undeveloped oil and gas reserves applicable to oil and gas registrants, reference is made to Rule 4-10(a)(2)(3)(4) of Regulation S-X of the Securities and Exchange Commission, available at its web site http://www.sec.gov/about/forms/regs-x.pdf.

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

Present value of estimated future net cash flows—The computational result of discounting estimated future net revenues at a rate of 10% annually. The present value of estimated future net cash flows after income tax is also referred to herein as “standardized measure of discounted future net cash flows” or “standardized measure.”

The following are estimated quantities of proved reserves and related cash flows as of December 31, 2006, 2005 and 2004:

	December 31
(in millions)	2006	2005	2004
Proved developed:
Gas (Mcf)	4,481.6	4,033.1	3,252.7
Natural gas liquids (Bbls)	40.1	36.5	30.0
Oil (Bbls)	167.3	168.5	134.4
Mcfe	5,725.9	5,262.9	4,239.1
Proved undeveloped:
Gas (Mcf)	2,462.6	2,052.5	1,461.8
Natural gas liquids (Bbls)	12.9	10.9	8.5
Oil (Bbls)	47.1	40.2	18.1
Mcfe	2,822.7	2,359.3	1,621.2
Total proved:
Gas (Mcf)	6,944.2	6,085.6	4,714.5
Natural gas liquids (Bbls)	53.0	47.4	38.5
Oil (Bbls)	214.4	208.7	152.5
Mcfe	8,548.6	7,622.2	5,860.3
Estimated future net cash flows:
Before income tax	$32,259	$50,897	$23,605
After income tax	$22,008	$34,074	$16,239
Present value of estimated future net cash flows, discounted at 10%:
Before income tax (a)	$16,228	$25,816	$12,237
After income tax	$10,828	$17,094	$8,402

(a)	We believe that the discounted present value of estimated future net cash flows before income tax is a useful supplemental disclosure to the standardized measure, or after-tax amount. While the standardized measure is dependent on the unique tax situation of each company, the pre-tax discounted amount is based on prices and discount factors that are consistent for all companies. Because of this, the pre-tax discounted amount can be used within the industry and by securities analysts to evaluate estimated future net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the pre-tax discounted amount is the discounted estimated future income tax of $5.40 billion at December 31, 2006, $8.72 billion at December 31, 2005 and $3.84 billion at December 31, 2004.

Miller and Lents, Ltd., an independent petroleum engineering firm, prepared the estimates of our proved reserves and the future net cash flows (and related present value) attributable to proved reserves at December 31, 2006, 2005 and 2004. As prescribed by the Securities and Exchange Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. None of our natural gas liquid proved reserves are attributable to gas plant ownership.

Estimated future net cash flows, and the related 10% discounted present value, of year-end 2006 proved reserves are significantly lower than at year-end 2005 because of lower commodity prices used in estimation of year-end proved reserves partially offset by increased reserves related to acquisitions and development. Year-end 2006 average realized prices used in the estimation of proved reserves were $5.46 per Mcf for gas, $31.96 per Bbl for natural gas liquids and $55.47 per Bbl for oil. Year-end 2005 product prices were $9.26 per Mcf for gas, $36.33 per Bbl for natural gas liquids and $57.02 per Bbl for oil. See Note 15 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

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

During 2006, we filed estimates of oil and gas reserves as of December 31, 2005 with the U.S. Department of Energy on Form EIA-23 and Form EIA-28. These estimates are consistent with the reserve data reported for the year ended December 31, 2005 in Note 15 to Consolidated Financial Statements, with the exception that Form EIA-23 includes only reserves from properties that we operate.

Exploration and Production Data

For the following data, “gross” refers to the total wells or acres in which we own a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by us. Although many wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to gas production.

Producing Wells

The following table summarizes producing wells as of December 31, 2006, all of which are located in the United States:

	Operated Wells		Nonoperated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	8,474.5	7,265.1	5,258.8	897.5	13,733.3	8,162.6
Oil	2,385.5	2,093.8	4,624.2	555.9	7,009.7	2,649.7

Total	10,860.0	9,358.9	9,883.0	1,453.4	20,743.0	10,812.3

(a)	782.3 gross (517.7 net) gas wells and 13.7 gross (11.4 net) oil wells are dual completions.

Drilling Activity

The following table summarizes the number of wells drilled during the years indicated. As of December 31, 2006, we were in the process of drilling 580 gross (391.4 net) wells.

	Year Ended December 31
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Completed as-
Gas wells	1,148	725.1	791	499.8	584	372.0
Oil wells	316	169.1	255	121.4	33	23.9
Non-productive	11	3.3	19	9.6	27	12.4

Total	1,475	897.5	1,065	630.8	644	408.3

Exploratory wells:
Completed as-
Gas wells	22	8.1	7	4.7	3	1.4
Oil wells	—	—	—	—	—	—
Non-productive	10	7.2	2	2.0	—	—

Total	32	15.3	9	6.7	3	1.4

Total (a)	1,507	912.8	1,074	637.5	647	409.7

(a)	Included in totals are 581 gross (119.5 net) wells in 2006, 472 gross (96.7 net) wells in 2005 and 212 gross (27.3 net) wells in 2004, drilled on nonoperated interests.

Acreage

The following table summarizes developed and undeveloped leasehold acreage in which we own a working interest as of December 31, 2006. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acres (a)(b)		Undeveloped Acres
	Gross	Net	Gross	Net
(in thousands)
Texas	992	732	444	414
Oklahoma	567	399	68	33
Arkansas	580	312	155	131
New Mexico	441	291	33	28
Kansas	211	167	—	—
Louisiana	123	66	1	—
Colorado	107	84	5	5
Wyoming	75	57	54	51
Utah	68	58	14	14
Other	18	12	34	25

Total	3,182	2,178	808	701

(a)	Developed acres are acres spaced or assignable to productive wells.
(b)	Certain acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Cross Timbers Royalty Trust, and in Oklahoma, Kansas and Wyoming is subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust.

Oil and Gas Sales Prices and Production Costs

The following table shows the average sales prices per unit of production and the production expense and taxes, transportation and other expense per Mcfe for quantities produced for the indicated period:

	Year Ended December 31
	2006	2005	2004
Average sales prices (a):
Gas (per Mcf)	$7.69	$7.04	$5.04
Natural gas liquids (per Bbl)	$37.03	$34.10	$26.44
Oil (per Bbl)	$60.96	$47.03	$38.38

Production expense per Mcfe	$0.88	$0.84	$0.66
Production and property taxes per Mcfe	$0.41	$0.42	$0.30
Transportation and other expense per Mcfe	$0.26	$0.21	$0.17

(a)	The sales prices shown include the effects of hedging. The effect of hedging on gas prices was to increase realized prices by $1.43 in 2006, and to decrease realized prices by $0.34 in 2005 and $0.52 in 2004. The effect of hedging on oil prices was to increase realized prices by $0.17 in 2006 and to lower realized prices by $5.25 in 2005 and $1.86 in 2004.

Delivery Commitments

Under a production payment sold in 1998, we committed to deliver 16.0 Bcf beginning approximately September 2006. The committed volumes are in East Texas. As of December 31, 2006, remaining volumes to be delivered under this commitment are 15.0 Bcf. See Note 8 to Consolidated Financial Statements. The Company’s production and reserves are adequate to meet this delivery commitment.

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

We may become a party to agreements relating to the construction or operations of pipeline systems for the transportation of natural gas. To the extent that such gas is produced, transported and consumed wholly within one state, such operations may, in certain instances, be subject to the state’s administrative authority charged with regulating pipelines. The rates that can be charged for gas, the transportation of gas, and the construction and operation of such pipelines would be subject to the regulations governing such matters. Two of our gathering subsidiaries are designated gas utilities and are subject to such state regulations. Certain states have recently adopted regulations with respect to gathering systems, and other states are considering similar regulations. New regulations have not had a material effect on the operations of our gathering systems, but we cannot predict whether any further rules will be adopted or, if adopted, the effect these rules may have on our gathering systems.

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

Employees

We had 1,939 employees as of December 31, 2006. We consider our relations with our employees to be good.

Executive Officers of the Company

The executive officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

Bob R. Simpson, 58, was a founder of the Company and has been Chairman and Chief Executive Officer since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

Keith A. Hutton, 48, has been President since May 1, 2005. Prior thereto, Mr. Hutton served as Executive Vice President-Operations or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

Vaughn O. Vennerberg II, 52, has been Senior Executive Vice President and Chief of Staff since May 1, 2005. Prior thereto, Mr. Vennerberg served as Executive Vice President-Administration or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was employed by Cotton Petroleum Corporation and Texaco Inc. (1979-1986).

Louis G. Baldwin, 57, has been Executive Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

Timothy L. Petrus, 52, has been Executive Vice President—Acquisitions since May 1, 2005. Prior thereto, Mr. Petrus served as Senior Vice President-Acquisitions or held similar positions with the Company since 1988. Prior to that time, Mr. Petrus was employed by Texas American Bank and Exxon Corporation.

Bennie G. Kniffen, 56, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

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

Our results of operations depend upon the prices we receive for our oil, natural gas and natural gas liquids. We sell most of our oil, natural gas and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for oil, natural gas and natural gas liquids have been volatile and are likely to remain volatile in the future. The prices we receive depend upon factors beyond our control, which include:

•	weather conditions;

•	political instability or armed conflict in oil-producing regions, such as current conditions in the Middle East, Nigeria and Venezuela;

•	the supply of domestic and foreign oil, natural gas and natural gas liquids;

•	the ability of members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil prices and production levels;

•	the level of consumer demand;

•	worldwide economic conditions;

•	the price and availability of alternative fuels;

•	domestic and foreign governmental regulations and taxes;

•	the proximity to and capacity of transportation facilities; and

•	the effect of worldwide energy conservation measures.

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

To reduce our exposure to fluctuations in oil and natural gas prices, we have entered into and expect in the future to enter into hedging arrangements for a portion of our oil and natural gas production. However, we may not be able to hedge our future production at prices we deem attractive. These hedging arrangements expose us to risk of financial loss in some circumstances, including when:

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

We make, and will continue to make, substantial capital expenditures for the acquisition, development, exploration and abandonment of our oil and natural gas reserves. We intend to finance our capital expenditures primarily through cash flow from operations, bank and commercial paper borrowings and public and private equity and debt offerings. Lower oil and natural gas prices, however, would reduce our cash flow and could affect our access to the capital markets. Costs of exploration and development were $2.1 billion in 2006, $1.4 billion in 2005 and $587 million in 2004. During 2006, we spent $561 million on proved property acquisitions. Our exploration and development budget for 2007 is $2.4 billion. An additional $200 million has been budgeted for the construction of pipeline, compression and processing infrastructure in 2007.

We believe that, after debt service, we will have sufficient cash from operating activities to finance our exploration and development expenses through 2007. If revenues decrease, however, and we are unable to obtain additional debt or equity financing, we may lack the capital necessary to replace our reserves or to maintain production at current levels.

We have substantial indebtedness and may incur substantially more debt. Any failure to meet our debt obligations would adversely affect our business and financial condition.

We have incurred substantial debt. As a result of our indebtedness, we will need to use a portion of our cash flow to pay principal and interest, which will reduce the amount available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our bank revolving credit, term loan and commercial paper indebtedness is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have applicable interest rate protection hedges. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

Together with our subsidiaries, we may incur substantially more debt in the future. The indentures governing our outstanding public debt do not contain restrictions on our incurrence of additional indebtedness. To the extent new debt is added to our current debt levels, the risks resulting from indebtedness could substantially increase.

Our access to the commercial paper market is predicated on continued acceptable short-term ratings by Standard & Poors and Moody’s. Any downgrade in those ratings may impact our borrowing costs as well as our access to the commercial paper market. Additionally, any downgrade to our long-term ratings could increase our borrowings costs and limit our access to capital markets.

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

Our future success depends upon our ability to find, develop or acquire additional oil and natural gas reserves that are economically recoverable. Our proved reserves generally decline when oil and natural gas are produced unless we continue to conduct successful exploitation, development or exploration activities or acquire properties containing proved reserves, or both. We may not be able to economically find, develop or acquire additional reserves. Furthermore, while our revenues may increase if oil and natural gas prices increase significantly, our finding costs for additional reserves could also increase.

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

The marketability of our production depends in part upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change in market factors affecting these infrastructure facilities, as well as any delays in constructing new infrastructure facilities, could harm our business. We deliver oil and natural gas through gathering systems and pipelines that we do not own. These facilities may be temporarily unavailable due to market conditions or mechanical reasons, or may not be available to us in the future. For example, during 2004, we experienced temporary curtailments of our natural gas production in the San Juan Basin and in East Texas due to infrastructure limitations and plant closings for maintenance reasons.

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

As of December 31, 2006, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 3.	LEGAL PROCEEDINGS

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that Grynberg failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. Grynberg has filed an appeal of this decision. The district judge did not dismiss those claims against us pertaining to the royalty value of carbon dioxide. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange and trades under the symbol “XTO.” The following table sets forth quarterly high and low sales prices and cash dividends declared for each quarter of 2006 and 2005, (as adjusted for the effect of the May 2006 distribution of the Hugoton Royalty Trust units and the four-for-three stock split effected in March 2005):

			Cash
	High	Low	Dividend
2006
First Quarter	$47.544	$38.497	$0.075
Second Quarter	46.140	36.980	0.075
Third Quarter	48.350	39.400	0.075
Fourth Quarter	50.600	40.000	0.090

2005
First Quarter	$32.932	$23.017	$0.050
Second Quarter	33.968	26.248	0.050
Third Quarter	44.102	33.718	0.050
Fourth Quarter	45.160	37.228	0.075

The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters the Board of Directors deems relevant.

In November 2006, the Board of Directors increased our quarterly dividend to $0.09 per common share. On February 20, 2007, the Board of Directors declared a quarterly dividend of $0.12 per common share, an increase of 33%, payable on April 13, 2007 to stockholders of record on March 30, 2007. On February 16, 2007, we had 1,670 stockholders of record.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded at approximately $1.687 per common share, based on the fair market value of the units on that date.

The following summarizes purchases of our common stock during fourth quarter 2006:

Month	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October	—		$—	—
November	934	(b)	$50.29	—
December	—		$—	—

Total	934		$50.29	—	17,766,400

(a)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20 million shares of the Company’s common stock.
(b)	During the quarter ended December 31, 2006, the Company purchased shares of common stock as treasury shares related to employee income tax withholding obligations upon vesting of performance shares under the 2004 Stock Incentive plan. These share purchases were not part of a publicly announced program to purchase common shares.

Item 6.	SELECTED FINANCIAL DATA

The following table shows selected financial information for each of the years in the five-year period ended December 31, 2006. Significant producing property acquisitions in each of the years presented affect the comparability of year-to-year financial and operating data. See Items 1 and 2, Business and Properties, “Acquisitions.” All weighted average shares and per share data have been adjusted for the four-for-three stock split effected in March 2005, the five-for-four stock split effected in March 2004 and the four-for-three stock split effected in March 2003. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements at Item 15(a).

(in millions except production, per share and per unit data)

	2006		2005		2004	2003		2002
Consolidated Income Statement Data
Revenues:
Gas and natural gas liquids	$3,490		$2,787		$1,613	$1,040		$681
Oil and condensate	1,002		670		319	135		115
Gas gathering, processing and marketing	86		56		18	13		12
Other	(2)		6		(2)	1		2

Total Revenues	$4,576		$3,519		$1,948	$1,189		$810

Net Income	$1,860	(a)	$1,152	(b)	$508 (c)	$288	(d)	$186	(e)

Earnings per common share:
Basic	$5.10		$3.21		$1.53	$0.96	(f)	$0.67

Diluted	$5.03		$3.15		$1.51	$0.95	(f)	$0.66

Weighted average common shares outstanding	364.8		358.4		332.9	299.7		277.8

Cash dividends declared per common share	$0.315	(g)	$0.225		$0.090	$0.024	(h)	$0.018

Consolidated Statement of Cash Flows Data
Cash provided (used) by:
Operating activities	$2,859		$2,094		$1,217	$794		$491
Investing activities	$(3,036)		$(2,908)		$(2,518)	$(1,135)		$(737)
Financing activities	$180		$806		$1,304	$333		$254

Consolidated Balance Sheet Data
Property and equipment, net	$10,824		$8,508		$5,624	$3,312		$2,371
Total assets	$12,885		$9,857		$6,110	$3,611		$2,648
Long-term debt	$3,451		$3,109		$2,043	$1,252		$1,118
Stockholders’ equity	$5,865		$4,209		$2,599	$1,466		$908

Operating Data
Average daily production:
Gas (Mcf)	1,186,330		1,033,143		834,572	668,436		513,925
Natural gas liquids (Bbls)	11,854		10,445		7,484	6,463		5,068
Oil (Bbls)	45,041		39,051		22,696	12,943		13,033
Mcfe	1,527,705		1,330,121		1,015,654	784,877		622,532

Average sales price:
Gas (per Mcf)	$7.69		$7.04		$5.04	$4.07		$3.49
Natural gas liquids (per Bbl)	$37.03		$34.10		$26.44	$19.99		$14.31
Oil (per Bbl)	$60.96		$47.03		$38.38	$28.59		$24.24

Production expense (per Mcfe)	$0.88		$0.84		$0.66	$0.58		$0.57
Taxes, transportation and other expense (per Mcfe)	$0.67		$0.63		$0.47	$0.37		$0.25

Proved reserves:
Gas (Mcf)	6,944.2		6,085.6		4,714.5	3,644.2		2,881.2
Natural gas liquids (Bbls)	53.0		47.4		38.5	34.7		25.4
Oil (Bbls)	214.4		208.7		152.5	55.4		56.3
Mcfe	8,548.6		7,622.2		5,860.3	4,184.9		3,371.9

Other Data
Ratio of earnings to fixed charges (i)	15.2		11.7		8.9	6.9		5.6

(a)	Includes pre-tax effects of a gain on the distribution of Hugoton Royalty Trust units of $469 million, income tax expense related to enactment of a new State of Texas margin tax of $34 million and a derivative fair value gain of $102 million.
(b)	Includes pre-tax effects of a derivative fair value gain of $13 million, non-cash performance award compensation of $34 million, and a gain of $10 million on the exchange of producing properties.
(c)	Includes pre-tax effects of a derivative fair value loss of $12 million, stock-based incentive compensation of $89 million and special bonuses totaling $12 million related to the ChevronTexaco and ExxonMobil acquisitions. Stock-based incentive compensation includes cash compensation of $22 million related to cash-equivalent performance shares.
(d)	Includes pre-tax effects of a derivative fair value loss of $10 million, a non-cash contingency gain of $2 million, non-cash performance award compensation of $53 million, a $10 million loss on extinguishment of debt, a $16 million non-cash gain on the distribution of Cross Timbers Royalty Trust units, and a $2 million after-tax gain on adoption of the new accounting standard for asset retirement obligation.
(e)	Includes pre-tax effects of a derivative fair value gain of $3 million, gain on settlement with Enron Corporation of $2 million, non-cash performance award compensation of $27 million and a $9 million loss on extinguishment of debt.
(f)	Before cumulative effect of accounting change, earnings per share were $0.95 basic and $0.94 diluted.
(g)	Excludes the May 2006 distribution of all of the Hugoton Royalty Trust units owned by the Company to its stockholders as a dividend with a market value of approximately $1.687 per common share.
(h)	Excludes the September 2003 distribution of all of the Cross Timbers Royalty Trust units owned by the Company to its stockholders as a dividend with a market value of approximately $0.09 per common share.
(i)	For purposes of calculating this ratio, earnings are before income tax and fixed charges. Fixed charges include interest costs and the portion of rentals considered to be representative of the interest factor.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In 2006, we achieved the following record financial and operating results:

-

Average daily gas production was 1.186 Bcf, a 15% increase from 2005, average daily oil production was 45,041 Bbls, a 15% increase from 2005, and average daily natural gas liquids production was 11,854 Bbls, a 13% increase from 2005.

-	Year-end proved reserves were 8.55 Tcfe, a 12% increase from year-end 2005.

-	Net income was $1.86 billion, a 61% increase from 2005, and earnings per basic common share was $5.10, a 59% increase from 2005.

-	Cash flow from operating activities was $2.86 billion, a 37% increase from 2005.

-	Stockholders’ equity was $5.87 billion, a 39% increase from year-end 2005.

-	The debt-to-capitalization ratio improved to 37% at year-end from 42.5% at year-end 2005.

We achieve production and proved reserve growth primarily through producing property acquisitions, followed by low-risk development generally funded by cash flow from operating activities. Funding sources for our acquisitions include proceeds from sales of public and private equity and debt, bank or commercial paper borrowings and cash flow from operating activities. Maintaining or improving our debt-to-capitalization ratio is a primary consideration in selecting our method of acquisition financing. During 2006, we acquired $561 million of proved properties with proved reserves of 157.9 Bcf of natural gas, 4.2 million Bbls of natural gas liquids and 3.3 million Bbls of oil.

In a trend that began in 2004 and accelerated during 2005 and the first half of 2006, commodity prices for natural gas, natural gas liquids and oil increased significantly (see “Significant Events, Transactions and Conditions –Product Prices”). The higher prices have led to increased activity in the industry and, consequently, rising costs. Drilling rig counts are at levels not seen since the last boom in the early 1980s and labor to run the rigs is in short supply. This was further aggravated by the damage in the Gulf of Mexico as a result of the August and September 2005 hurricanes. These cost trends have put pressure not only on our operating costs but also our capital costs. With the increased activity, there is also increased demand for oil and gas properties which has resulted in higher acquisition prices. A decline in both oil and natural gas prices during the last half of 2006 has resulted in slightly lower operating costs per Mcfe compared to the first half of 2006, as well as to slowing cost inflation.

Like all oil and gas exploration and production companies, we face the challenge of natural production decline. An oil and gas exploration and production company depletes part of its asset base with each unit of production. Despite this natural decline, we have been able to grow our production through acquisitions and drilling, adding more reserves than we produce. We also attempt to manage our natural decline by combining the acquisition of mature properties with shallower decline rates with the drilling of new wells that have higher decline rates. This has allowed us to keep our natural decline rate lower than the industry average. Future growth will depend on our ability to continue to add reserves in excess of production.

Our goal for 2007 is to increase production by 10%. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects included in our inventory of between 6,750 and 7,700 identified potential drilling locations. Our 2007 development budget is $2.4 billion. While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007. We cannot ensure that we will be able to find properties that meet our acquisition criteria and that we can purchase such properties on acceptable terms (see “Liquidity and Capital Resources-Capital Expenditures”).

Increased activity in the oil and gas producing industry has also had an effect on our ability to hire qualified people including not only operational employees, but also all classifications of industry-specific professionals. We continue to find the employees we need to adequately staff our operations; however, the cost of hiring and the time to fill positions has increased since 2004. Our employee turnover continues to remain low with total turnover of 8.4% in 2006 and 7.1% in 2005.

In the event that our operating cash flow exceeds our development, exploration and acquisition capital needs, we will consider other alternative uses for this cash including, but not limited to, debt repayment or stock repurchases. In August 2004, the Board of Directors authorized the repurchase of up to 20 million shares of our common stock from time to time in the open market or negotiated transactions. As of December 31, 2006, 2,233,600 shares have been repurchased under this authorization.

Sales prices for our natural gas and oil production are influenced by supply and demand conditions over which we have little or no control, including weather and regional and global economic conditions. To provide predictable production growth, we may hedge a portion of our production at commodity prices management deems attractive to ensure stable cash flow margins to fund our operating commitments and development program. As of February 2007, we have hedged approximately 65% of our first quarter 2007 projected gas production at an average NYMEX price of $9.34 per Mcf, and 65% of our last nine months 2007 projected gas production at an average NYMEX price of $9.19 per Mcf, and about 80% of our 2007 crude oil production at an average NYMEX price of $74.40 per Bbl. Our average realized price on hedged production will be lower than these average NYMEX prices because of location, quality and other adjustments.

The combined effect of higher product prices, a 15% increase in gas production and a 15% increase in oil production resulted in a 30% increase in total revenues to $ 4.58 billion in 2006 from $3.52 billion in 2005. On an Mcfe produced basis, total revenues were $8.21 in 2006, a 13% increase from $7.25 in 2005.

We analyze, on an Mcfe produced basis, expenses that generally trend with changes in production:

	2006	2005	Increase (Decrease)
Production	$0.88	$0.84	5%
Taxes, transportation and other	0.67	0.63	6%
Depreciation, depletion and amortization	1.57	1.35	16%
Accretion of discount in asset retirement obligation	0.03	0.02	50%
General and administrative, excluding stock compensation	0.22	0.25	(12%)
Interest	0.32	0.31	3%

	$3.69	$3.40	9%

Production expense per Mcfe rose 5% primarily because of increased maintenance and workover costs and the higher cost of electricity. Taxes, transportation and other expense generally is based on product revenues, and the 6% increase in this expense per Mcfe is primarily caused by increased transportation and other expense as a result of higher product prices. The 16% increase in depreciation, depletion and amortization per Mcfe resulted from higher acquisition, development and infrastructure costs. The 12% decrease in all other general and administrative expense per Mcfe is because of increased production outpacing personnel and other costs related to Company growth.

Significant expenses that generally do not trend with production include:

Stock compensation. Stock compensation expense was $63 million in 2006 compared to $34 million in 2005. Increased stock compensation is primarily related to expensing stock options upon adoption of Statement of Financial Accounting Standards No. 123R, Share-Based Payment, as of January 1, 2006. Before that date, stock compensation expense was generally related to performance share awards.

Derivative fair value (gain) loss. This is the net realized and unrealized gain or loss on derivative financial instruments that does not qualify for hedge accounting treatment and fluctuates based on changes in the fair value of underlying commodities. The net derivative fair value gain was $102 million in 2006 compared to $13 million in 2005.

Our primary sources of liquidity are cash flow from operating activities, borrowings under either our revolving credit agreement, our commercial paper program, or our other unsecured and uncommitted lines of credit and public and private offerings of equity and debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk (See “Liquidity and Capital Resources – Financing”).

Significant Events, Transactions and Conditions

The following events, transactions and conditions affect the comparability of results of operations and financial condition for each of the years ended December 31, 2006, 2005 and 2004 and may impact future operations and financial condition.

Acquisitions. We acquired proved and unproved properties at a total cost of $786 million in 2006 and $2 billion per year in both 2005 and 2004, which were funded by a combination of proceeds from sales of common stock and senior notes, bank borrowings and cash flow from operating activities. The following are significant acquisitions in each of these years:

Closing Date		Seller	Amount (in millions)		Acquisition Area
2006	February	Total E&P USA, Inc.	$300		East Texas and Mississippi
	June	Peak Energy Resources Inc.	151	(a)	Barnett Shale of North Texas
2005	April	Antero Resources Corporation	814	(b)	Barnett Shale of North Texas
	May	Plains Exploration & Production Company	336		East Texas and northwestern Louisiana
	July	ExxonMobil Corporation	200		Permian Basin of West Texas and New Mexico
2004	January	Multiple parties	243		East Texas and northwestern Louisiana
	February - April	Multiple parties	223		Barnett Shale of North Texas and Arkoma Basin
	April	ExxonMobil Corporation	336		Permian Basin of West Texas and Powder River Basin of Wyoming
	August	ChevronTexaco Corporation	958		Eastern Region, Permian Basin, Mid- Continent, Rocky Mountains and South Texas

(a)	Represents a portion of the allocated purchase price of Peak Energy Resources, Inc. and includes an allocation of $97 million to proved properties and $54 million to unproved properties. See Note 13 to the Consolidated Financial Statements.
(b)	Represents a portion of the allocated purchase price of Antero Resources Corporation and includes an allocation of $634 million to proved properties and $180 million to unproved properties. See Note 13 to the Consolidated Financial Statements.

2006, 2005 and 2004 Development and Exploration Programs. Gas development focused on the Eastern and North Texas Regions during 2006 and 2005 and on the Eastern and Mid-Continent Regions in 2004. Oil development was concentrated primarily in the Permian Region during all three years. Development costs totaled $2.02 billion in 2006, $1.34 billion in 2005 and $570 million in 2004. Exploration activity in 2006 and 2005 was primarily drilling and geological and geographical analysis, including seismic studies of underdeveloped properties in the North Texas Region. Exploration activity in 2004 was primarily geological and geophysical analysis, including seismic studies of undeveloped properties. Exploratory costs were $123 million in 2006, $52 million in 2005 and $17 million in 2004. Our development and exploration activities are generally funded by cash flow from operations.

2007 Acquisition, Development and Exploration Program. We have budgeted $2.4 billion for our 2007 development and exploration program, which we expect to fund using cash flow from operations. While an acquisition budget has not been formalized, we plan to continue to actively review additional acquisition opportunities during 2007. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, public or private issuance of debt or equity, or asset sales. The cost of 2007 property acquisitions may alter the amount currently budgeted for development and exploration. Our total budget for acquisitions, development and exploration will be adjusted throughout 2007 to focus on opportunities offering the highest rates of return.

As of December 31, 2006, we have an inventory of between 6,750 and 7,700 identified potential drilling locations. We plan to drill about 1,150 (978 net) development wells and perform approximately 655 (509 net) workovers and recompletions in 2007. Drilling plans are dependent upon product prices.

Product Prices. In addition to supply and demand, oil and gas prices are affected by seasonal, political and other conditions we generally cannot control or predict.

Gas. Natural gas prices are affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas. Natural gas competes with alternative energy sources as fuel for heating and the generation of electricity. Since late 2002, gas prices have generally been increasing due primarily to increased demand and declining North American production. These trends accelerated in the second half of 2005 due to the effects of hurricanes on Gulf of Mexico production with gas prices reaching a peak in excess of $15.00 per MMBtu. During most of 2006, gas prices have trended lower primarily because of an adequate natural gas supply inventory due to the warmer than normal weather during the winter of 2005-2006 and the absence of hurricane activity in the Gulf of Mexico in 2006. Much colder temperatures during February 2007 have caused prices to partially rebound. We expect prices to remain volatile. As described under “Hedging Activities” below, we use commodity price hedging instruments to reduce our exposure to gas price fluctuations. The following are comparative average gas prices for the last three years:

	Year Ended December 31
(per Mcf)	2006	2005	2004
Average NYMEX price	$7.23	$8.62	$6.14
Average realized sales price	$7.69	$7.04	$5.04
Average realized sales price excluding hedging	$6.26	$7.38	$5.56

At February 15, 2007, the average NYMEX gas price for the following 12 months was $8.09 per MMBtu. As computed on an energy equivalent basis, our proved reserves were 81% natural gas at December 31, 2006. After considering hedges in place as of February 15, 2007, we estimate that a $0.10 per Mcf change in the average gas sales price would result in approximately a $14 million change in 2007 annual operating cash flow before income taxes.

Oil. Crude oil prices are generally determined by global supply and demand. Since late 2002, oil prices have generally been rising primarily because of increasing global demand and supply shortage concerns, inadequate sour crude refining capacity, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and political instability. Amid rising tension in the Middle East, oil prices increased to record levels in July 2006, exceeding $78.00 per Bbl. Rising crude oil supplies, reduced geopolitical tension and the potential for lower demand in a slowing U.S. economy have caused recent oil prices to fluctuate between $50 and $60 per Bbl. We expect oil prices to remain volatile. As described under “Hedging Activities” below, we use commodity price hedging instruments to reduce our exposure to oil price fluctuations. The following are comparative average oil prices for the last three years:

	Year Ended December 31
(per Bbl)	2006	2005	2004
Average NYMEX price	$66.22	$56.57	$41.38
Average realized sales price	$60.96	$47.03	$38.38
Average realized sales price excluding hedging	$60.79	$52.28	$40.24

At February 15, 2007, the average NYMEX oil price for the following 12 months was $60.56 per Bbl. After considering hedges in place as of February 15, 2007, we estimate that a $1.00 per barrel change in the average oil sales price would result in approximately a $4 million change in 2007 annual operating cash flow before income taxes.

Gulf of Mexico Hurricanes. In late August and September 2005, hurricanes in the Gulf of Mexico disrupted a significant portion of U.S. oil and gas production, leading to higher and more volatile commodity prices. The Company’s field operations and production were substantially unaffected by these hurricanes. Production expense and development costs, however, increased throughout the industry because of storm damages and related supply shortages and higher insurance costs.

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

In 2006, all hedging activities increased gas revenue by $618 million and increased oil revenue by $3 million, while in 2005, all hedging activities decreased gas revenue by $127 million and decreased oil revenue by $75 million. In 2004, hedging activities decreased gas revenue by $156 million and decreased oil revenue by $15 million.

The following summarizes our 2007 and 2008 NYMEX hedging positions as of February 2007, excluding basis adjustments. Our average daily production was 1.230 Bcf of gas and 45,997 Bbls of oil in fourth quarter 2006. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. See Note 8 to the Consolidated Financial Statements.

		Futures Contracts and Swap Agreements
		Natural Gas
Production Period		Mcf per Day	Average NYMEX Price per Mcf
2007	January	700,000	$9.55
	February	800,000	$9.33
	March to December	900,000	$9.19

	Futures Contracts and Swap Agreements
	Crude Oil
Production Period	Bbls per Day	Average NYMEX Price per Bbl
2007 January to December	37,500	$74.40
2008 January to December	22,500	$74.26

Derivative Fair Value (Gain) Loss. We record in our income statements realized and unrealized derivative fair value gains and losses related to derivatives that do not qualify for hedge accounting, as well as the ineffective portion of hedge derivatives. We recorded net derivative fair value gains of $102 million in 2006 and $13 million in 2005, and a net loss of $12 million in 2004. The 2006 gain includes a $67 million gain on the ineffective portion of hedge derivatives, or approximately 5% of total hedge derivative gains. The 2005 gain includes a $1 million loss on the ineffective portion of hedge derivatives, or approximately 1% of total hedge derivative losses. The 2004 loss includes a $12 million loss on the ineffective portion of hedge derivatives, or approximately 8% of total hedge derivative losses. These ineffective hedge derivative gains and losses are primarily because of fluctuating oil and gas prices and their effect on hedges of production in areas without corresponding basis or location differential swap contracts.

Derivative fair value (gain) loss includes a net gain related to our Btu swap contracts of $16 million in 2006 and net losses of $23 million in 2005 and $1 million in 2004. The remaining portion of these contracts was terminated as of February 28, 2006.

Unrealized derivative gains and losses associated with effective cash flow hedges are recorded in stockholders’ equity as accumulated other comprehensive income. At December 31, 2006, we have an unrealized pre-tax gain of $775 million in accumulated other comprehensive income related to the fair value of derivatives designated as cash flow hedges of gas and crude oil price risk. Based on December 31 mark-to-market prices, $722 million of this fair value gain is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at contract settlement date.

Stock-Based Compensation. Beginning in 2006, stock compensation includes expensing for stock options related to the adoption of SFAS No. 123R. Before 2006, stock compensation was generally a result of performance share award vesting as our common stock price increased. Stock compensation totaled $63 million in 2006, $34 million in 2005 and $89 million in 2004. Included in stock option expense in 2006 is $36 million related to options granted in the second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period. Stock compensation in 2005 and 2004 primarily related to increases in our stock price of 66% in 2005 and 56% in 2004. Included in 2004 incentive compensation is $22 million of cash compensation related to vesting of cash-equivalent performance shares. Otherwise, stock compensation was non-cash. As of December 31, 2006, stock compensation expense is expected to total $47 million in 2007, $34 million in 2008, and $17 million in 2009 related to all outstanding stock awards.

Hugoton Royalty Trust Distribution. In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, or approximately $1.687 per common share, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31. After considering the cost of the trust units, we recorded a gain on distribution of $469 million before income tax.

Senior Note Offerings. In January 2004, we sold $500 million of 4.9% senior notes due February 2014. In September 2004, we sold $350 million of 5% senior notes due in January 2015. In April 2005, we sold $400 million of 5.3% senior notes due June 2015. In March 2006, we sold $400 million of 5.65% senior notes due April 2016 and $600 million of 6.1% senior notes due April 2036. Proceeds from the senior notes were used to fund property acquisitions and reduce bank debt.

Common Stock Transaction. In May 2004, we completed a public offering of 32 million shares of common stock at $18.92 per share. Net proceeds of $580 million were used to reduce bank borrowings that funded our producing property acquisitions from ExxonMobil Corporation and our deposit on the ChevronTexaco acquisition.

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

In June 2006, we registered 2.555 million shares of our common stock, which were issued in the acquisition of Peak Energy Resources on June 30, 2006.

Results of Operations

2006 Compared to 2005

For the year 2006, net income was $1.86 billion compared with net income of $1.15 billion for 2005. Earnings for 2006 include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, a $65 million fair value gain on certain derivatives that do not qualify for hedge accounting and $34 million of income tax expense related to enactment of a new State of Texas margin tax. Earnings for 2005 include the net after-tax effects of non-cash incentive compensation of $22 million, an $8 million derivative fair value gain on certain derivatives that do not qualify for hedge accounting, and a gain of $6 million on the exchange of producing properties.

Revenues for 2006 were $4.58 billion, or 30% higher than 2005 revenues of $3.52 billion. Gas and natural gas liquids revenue increased $703 million, or 25%, because of a 15% increase in gas production and a 9% increase in gas prices from an average of $7.04 per Mcf in 2005 to $7.69 in 2006, as well as a 13% increase in natural gas liquids production and a 9% increase in natural gas liquids prices from an average price of $34.10 per Bbl in 2005 to $37.03 in 2006 (see “Significant Events, Transactions and Conditions – Product Prices – Gas” above). Increased production was attributable to the 2006 acquisition and development program.

Oil revenue increased $332 million, or 50%, because of a 15% increase in production, primarily due to the 2006 acquisition and development program, and a 30% increase in oil prices from an average of $47.03 per Bbl in 2005 to $60.96 in 2006 (see “Significant Events, Transactions and Conditions – Product Prices – Oil” above).

Gas gathering, processing and marketing activities resulted in a contribution of $45 million in both 2006 and 2005. In 2005, other revenues of $6 million were primarily related to a net gain on sale or exchange of producing properties. See Note 13 to Consolidated Financial Statements.

Expenses for 2006 totaled $1.9 billion as compared with total 2005 expenses of $1.56 billion. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $85 million, or 21%, primarily because of increased overall production, and higher labor, fuel, compression and maintenance costs. The per Mcfe production expense increase from $0.84 in 2005 to $0.88 in 2006 is primarily attributable to the increased maintenance and workover costs and the higher cost of electricity. Taxes, transportation and other expense, which is generally based on product revenue, increased 22%, or $66 million, primarily because of increased transportation and other expense related to higher product prices. Taxes, transportation and other per Mcfe increased 6% from $0.63 in 2005 to $0.67 in 2006 primarily due to increased transportation and other expense as a result of higher product prices. Exploration expense decreased $2 million primarily because of decreased seismic work in the Barnett Shale.

Depreciation, depletion and amortization (DD&A) increased $220 million, or 34%, primarily because of increased production. On an Mcfe basis, DD&A increased 16% from $1.35 in 2005 to $1.57 in 2006 because of higher acquisition, development and infrastructure costs.

General and administrative expense increased $34 million (22%). Excluding a $24 million decrease in non-cash performance and restricted share award compensation related to performance and restricted share grants to employees and a $53 million charge for expensing stock options related to the adoption of SFAS No. 123R in 2006, general and administrative expense increased $5 million (4%). Increased general and administrative expense is primarily because of higher employee expenses related to Company growth. Included in stock option expense in the 2006 period is $36 million related to options granted in the second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period. Excluding stock compensation, general and administrative expense per Mcfe decreased 12% from $0.25 in 2005 to $0.22 in 2006.

The derivative fair value gain for 2006 was $102 million compared to $13 million in 2005. The 2006 gain is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of Btu swap contracts. The 2005 gain is primarily because of a $37 million gain related to natural gas basis swap agreements not qualifying for hedge accounting, partially offset by losses on Btu swap contracts. See Note 7 to Consolidated Financial Statements.

Interest expense increased $27 million, or 18%, primarily because of a 14% increase in the weighted average borrowings to partially fund property acquisitions and a 10% increase in the weighted average interest rate due to increases in short-term rates. Interest expense per Mcfe increased 3% from $0.31 in 2005 to $0.32 in 2006.

The 2006 effective income tax rate was 37.2%, as compared with a 36.3% effective rate for 2005. Excluding the effect of the $34 million income tax expense related to a new State of Texas margin tax enacted during second quarter, the effective tax rate for the 2006 period was 36%. The lower rate in 2006 is because of the benefit of certain nonrecurring permanent tax over book differences which was partially offset by increased income taxes in states other than Texas. Because of increased profit in 2006 and greater utilization of net operating loss carryforwards in 2005, the current portion of total income tax expense increased from 37% in 2005 to 52% in 2006.

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

Revenues for 2005 were $3.52 billion, or 81% higher than 2004 revenues of $1.95 billion. Gas and natural gas liquids revenue increased $1.17 billion, or 73%, because of a 23% increase in gas production and a 40% increase in gas prices from an average of $5.04 per Mcf in 2004 to $7.04 in 2005, as well as a 39% increase in natural gas liquids production and a 29% increase in natural gas liquids prices from an average price of $26.44 per Bbl in 2004 to $34.10 in 2005 (see “Significant Events, Transactions and Conditions – Product Prices – Gas” above). Increased production was attributable to the 2005 acquisition and development program.

Oil revenue increased $351 million, or 110%, because of a 72% increase in production, primarily due to acquisitions, and a 23% increase in oil prices from an average of $38.38 per Bbl in 2004 to $47.03 in 2005 (see “Significant Events, Transactions and Conditions – Product Prices – Oil” above). Gas gathering, processing and marketing revenues increased $38 million primarily because of new gathering assets included in the Antero Resources acquisition and increased volumes, margins and prices. In 2005, other revenues of $6 million were primarily related to a net gain on sale or exchange of producing properties. See Note 13 to Consolidated Financial Statements.

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

Depreciation, depletion and amortization (DD&A) increased $248 million, or 61%, primarily because of increased production. On an Mcfe basis, DD&A increased 24% from $1.09 in 2004 to $1.35 in 2005 because of higher acquisition, development and infrastructure costs.

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

Interest expense increased $60 million, or 63%, primarily because of a 69% increase in the weighted average borrowings to partially fund property acquisitions. Interest expense per Mcfe increased 24% from $0.25 in 2004 to $0.31 in 2005. The 2005 effective income tax rate was 36.3%, as compared with a 38.5% effective rate for 2004. The higher rate in 2004 is because of higher state income taxes. Because of increased profit in 2005 and greater utilization of net operating loss carryforwards in 2004, the current portion of total income tax expense increased from 20% in 2004 to 37% in 2005.

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit or our commercial paper program, occasional proved property sales and private or public offerings of equity and debt. Other than for operations, our cash requirements are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations. We believe that our sources of liquidity are adequate to fund our cash requirements in 2007.

Cash provided by operating activities was $2.86 billion in 2006, compared with cash provided by operating activities of $2.09 billion in 2005 and $1.22 billion in 2004. Increased cash provided by operating activities from 2005 to 2006 and from 2004 to 2005 was primarily because of higher price realizations and increased production from acquisitions and development activity. Cash provided by operating activities was increased by changes in operating assets and liabilities of $5 million in 2006 and was decreased by changes in operating assets and liabilities of $158 million in 2005 and $58 million in 2004. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash provided by operating activities was also reduced by exploration expense (net of dry hole expense beginning in 2006) of $13 million in 2006, $24 million in 2005 and $11 million in 2004. Cash provided by operating activities is largely dependent upon the prices received for oil and gas production. As of February 2007, we have hedged approximately 65% of our 2007 projected gas production and about 80% of our projected 2007 crude oil production. See “Significant Events, Transactions and Conditions—Product Prices” above.

Financial Condition

Total assets increased 31% from $9.86 billion at December 31, 2005 to $12.89 billion at December 31, 2006, primarily because of Company growth related to acquisitions and development. As of December 31, 2006, total capitalization was $9.32 billion, of which 37% was long-term debt. Capitalization at December 31, 2005 was $7.32 billion, of which 42.5% was long-term debt. The decrease in the debt-to-capitalization ratio from year-end 2005 to 2006 is primarily because of our 2006 earnings.

Working Capital

We generally maintain low cash and cash equivalent balances because we use available funds to reduce either bank debt or borrowings under our commercial paper program. Short-term liquidity needs are satisfied by either bank commitments under our loan agreements or our commercial paper program (see “Financing” below). Because of this, and since our principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. Working capital improved from $59 million at December 31, 2005 to working capital of $345 million at December 31, 2006. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital decreased $153 million from a negative position of $6 million at December 31, 2005 to a negative position of $159 million at December 31, 2006. This decrease is because of increased accounts payable and accrued liabilities primarily related to increased production and drilling liabilities partially offset by increased current income taxes receivable. Any cash settlement of hedge derivatives should generally be offset by increased or decreased cash flows from our sales of related production. Therefore, we believe that most of the changes in derivative fair value assets and liabilities are offset by changes in value of our oil and gas reserves. This offsetting change in value of oil and gas reserves, however, is not recorded in the financial statements.

When the monthly cash settlement amount under our hedge derivatives is calculated, if market prices are higher than the fixed contract prices, we are required to pay the contract counterparties. While this payment will ultimately be funded by higher prices received from sale of our production, production receipts lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit, or our commercial paper program. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

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

Financing

On December 31, 2006, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.34 billion net of commercial paper borrowings. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions. The interest rate on any borrowings is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more than 60%. We use the facility for general corporate purposes and as a backup facility for our new commercial paper program (see below).

In October 2006, we amended our revolving credit agreement to remove borrowing restrictions under any “material adverse effect” clauses. Credit agreements commonly include such clauses which can remove the bank’s obligation to fund their commitment if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While our revolving credit agreement includes covenants that require us to report a condition or event having a material adverse effect on the Company, the obligation of the banks to fund the revolving credit agreement is not conditioned on the absence of a material adverse effect.

In March 2006, we amended our $300 million term loan credit agreement to conform its covenants to our bank revolving credit agreement. However, we did not amend the pricing or extend the maturity of the term loan. As of December 31, 2006, the interest rate on the term loan was 6.1%.

In July 2006, our credit rating was upgraded by Standard & Poor’s to BBB and by Moody’s to Baa2. As a result of these upgrades, the interest rate on future borrowings was reduced by 0.15% under our revolving credit facility and by 0.125% under our term loan.

In November 2006, we initiated a commercial paper program. We may borrow up to $1.5 billion under this program. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On December 31, 2006, borrowings were $159 million at an interest rate of 5.5%.

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

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $200 million in October 2006, $100 million in January 2006 and $25 million in October 2006. As of December 31, 2006, there were no borrowings under these lines.

Capital Expenditures

In 2006, exploration and development cash expenditures totaled $2.06 billion compared with $1.33 billion in 2005. We have budgeted $2.4 billion for the 2007 development and exploration program and an additional $200 million for the construction of pipeline infrastructure and compression and processing facilities. As we have done historically, we expect to fund the 2007 development program with cash flow from operations. We have the flexibility to adjust our actual development expenditures in response to changes in product prices, industry conditions and the effects of our acquisition and development programs.

Raw material shortages and strong global demand for steel have continued to tighten steel supplies and cause prices to remain high. In response, we have maintained a higher tubular inventory and have negotiated supply contracts with our vendors to support our development program. While we expect to acquire adequate supplies to complete our development program, a further tightening of steel supplies could restrain the program, limiting production growth and increasing development costs.

Although drilling rigs have recently been in short supply throughout the industry, we have secured or contracted to secure the rigs necessary to support our current drilling program.

While an acquisition budget has not been formalized, we plan to actively review additional acquisition opportunities during 2007. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Other than the requirement for us to maintain a debt-to-total capitalization ratio of not more than 60%, there are no restrictions under our revolving credit agreement that would affect our ability to use our remaining borrowing capacity for acquisitions of producing properties.

To date, we have not spent significant amounts to comply with environmental or safety regulations, and we do not expect to do so during 2007. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Dividends

The Board of Directors declared quarterly dividends of $0.0075 per common share for first and second quarter 2004 and $0.0375 per common share for the remainder of 2004, $0.05 per common share for the first three quarters of 2005 and $0.075 per common share for fourth quarter 2005 and the first three quarters of 2006. In November 2006, the Board of Directors increased the dividend rate 20% by declaring a fourth quarter 2006 dividend of $0.09 per common share. On February 20, 2007, the Board of Directors increased the dividend rate 33% by declaring a first quarter 2007 dividend of $0.12 per common share.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded at approximately $1.687 per common share, based on the fair market value of the units on that date.

Our ability to pay dividends is dependent upon our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters our Board deems relevant.

Income Taxes

As of December 31, 2006, all tax loss carryforwards and alternative minimum tax credit carryforwards have been fully utilized.

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

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of December 31, 2006. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2007	2008	2009	2010	2011	After 2011
Long-term debt	$3,451	$—	$—	$—	$300	$159	$2,992
Operating leases	112	27	23	19	16	11	16
Drilling contracts	237	171	49	17	—	—	—
Purchase commitments	83	66	17	—	—	—	—
Transportation contracts	638	61	69	74	73	66	295
Derivative contract liabilities at December 31, 2006 fair value	38	37	1	—	—	—	—

Total	$4,559	$362	$159	$110	$389	$236	$3,303

Long-Term Debt. At December 31, 2006, borrowings were $159 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our senior bank revolving credit facility due in April 2011, the $159 million outstanding under the commercial paper program is reflected in the table above as due in 2011. Borrowings of $300 million under our term bank facility are due in April 2010, and our senior notes, totaling $2.99 billion at December 31, 2006, are due in 2012 through 2036. For further information regarding long-term debt, see Note 3 to Consolidated Financial Statements.

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

In October 2005, we entered into a ten-year firm transportation agreement that commences upon completion of a new 168-mile pipeline spanning from East Texas to northeast Louisiana. Upon the pipeline’s completion, currently expected in second quarter 2007, we will transport daily gas volumes for a minimum monthly transportation fee of $3 million plus fuel ranging from 0.8% to 1.6%, depending on receipt point and other conditions.

In December 2006, we entered into a ten-year firm transportation contract that commences upon completion of a new 502-mile pipeline spanning from southeast Oklahoma to east Alabama. Upon the pipeline’s completion, currently expected in first quarter 2009, we will transport gas volumes for a minimum transportation fee of $2 million per month plus fuel not to exceed 1.2%, depending on receipt point and other conditions.

The potential effect of these agreements are not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipelines.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of December 31, 2006, the fixed prices specified by these contracts generally exceeded market prices, resulting in a net derivative fair value current asset of $767 million and long-term asset of $55 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of December 31, 2006, the current liability related to such contracts was $37 million and the long-term liability related to such contracts was $1 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on either our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 7 to Consolidated Financial Statements.

Post-Retirement Plans

We have a retiree medical plan that provides retired employees and directors with health care benefits similar to those provided employees. Employees and directors are eligible to receive benefits when their combined age and years of qualified service total 60, with a minimum age of 45 and a minimum of five years of service. Otherwise, retirement benefits are only provided through our defined contribution 401(k) plan. Post-retirement medical benefits are not prefunded but are paid when incurred. Our periodic benefit cost recorded for 2006 was $1 million and is expected to be approximately $2 million in 2007. Future benefit costs will be affected by fluctuations in interest rates and health care cost trends. We do not currently anticipate that retiree medical plan costs will be significant in relation to the Company’s future financial position, results of operations or cash flows.

Related Party Transactions

A firm, affiliated with one of our nonemployee directors, has performed property acquisition advisory services for the Company. In February 2005, this firm was acquired by another company which continues to perform property acquisition advisory services for us, and a division of the company also performed co-manager services on both our March 2006 and April 2005 senior note offerings (see “Liquidity and Capital Resources– Financing,” above). We paid this firm total fees of $78,500 in 2006, $5 million in 2005 and $9 million in 2004, and there were no amounts payable at December 31, 2006 or 2005.

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

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment is expected to be paid in the first half of 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the expense will not be included as general and administrative expense until such time as the condition is satisfied which is also the time of the expected payments. Concurrently, our Chairman and Chief Executive Officer, made a $3.2 million pledge for the same project. In return for these contributions, the Company and Mr. Simpson obtained naming rights for the building and certain facilities within the building.

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

Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition. As shown in Note 15 to the Consolidated Financial Statements, net downward revisions of proved reserves on an Mcfe basis occurred in 2006 and 2004, resulting in an increase in DD&A expense of approximately 1%, or $8 million in 2006 and 2%, or $7 million in 2004. Net upward revisions occurred to proved reserves on an Mcfe basis in 2005, resulting in a decrease of DD&A expense of approximately 2%, or $10 million, in 2005. Based on proved reserves at December 31, 2006, we estimate that a 1% change in proved reserves would increase or decrease 2007 DD&A expense by approximately $8 million.

During 2006, development and exploration activities resulted in extensions, additions, discoveries and net revisions of proved reserves that were 265% of our 2006 production. Over the last five years, our proved reserve extensions, additions, discoveries and net revisions averaged 244% of our production for this period. Our proved reserve extensions, additions and discoveries in 2006 included an increase of 1.03 Tcfe in proved undeveloped reserves, or approximately 66% of our total extensions, additions and discoveries, which are expected to be developed within three years. Over the past five years, approximately 73% of our proved reserves extensions, additions and discoveries were proved undeveloped reserves which were generally reclassified to proved developed reserves within three years. Development of our proved undeveloped reserves is not subject to significant uncertainties such as regulatory approvals, and we believe that we have adequate resources to develop these reserves, dependent on commodity prices not declining significantly. We believe that reserve additions, comparable to these historical reserve additions, are attainable in the near term future, subject to product prices and development costs remaining at levels to ensure economic viability.

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

Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to producing properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. During 2006, we revised our existing estimated asset retirement obligation by $36 million, or approximately 16% of the asset retirement obligation at December 31, 2005, based on a review of current plugging and abandonment costs. Over the past three years, revisions to the estimated asset retirement obligation averaged approximately 11% of the asset retirement obligation at the beginning of the year. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

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

Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 157 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

Also in September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R, was issued. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were adopted during fourth quarter 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Since we do not have a defined benefit pension plan, this pronouncement relates only to our post-retirement health plan. The effect of adopting SFAS No. 158 was to increase other long-term liabilities by $2 million and to decrease accumulated other comprehensive income by the same amount.

In February 2007. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 159 has not been determined, but it is not expected to have a significant effect on reported financial position or earnings.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements -Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for financial statements issued for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 did not have any effect on our reported financial position or earnings.

Production Imbalances

We have gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well, or by cash payment by the overproduced party to the underproduced party. We use the entitlement method of accounting for natural gas sales. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Our net gas imbalance payable of $2 million at December 31, 2006 was reported in the balance sheet as a $3 million net current receivable and a $5 million net long-term payable. At December 31, 2005, our net gas imbalance payable of $7 million was reported in the balance sheet as a $6 million net current receivable and a $13 million net long-term payable.

Forward-Looking Statements

Certain information included in this annual report and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, capital budget, cash flow, drilling activity, drilling locations, the number of wells to be drilled, worked over or recompleted, acquisition and development activities and funding thereof, production and reserve growth, pricing differentials, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, unused borrowing capacity, estimated stock award vesting periods, completion of pipelines and processing facilities, regulatory matters, competition and value of non-cash dividends. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed in Item 1A, Risk Factors.

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

Interest Rate Risk

We are exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At December 31, 2006, our variable rate debt had a carrying value of $459 million, which approximated its fair value, and our fixed rate debt had a carrying value of $2.99 billion and an approximate fair value of $2.97 billion. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate senior and subordinated debt, as well as the occasional use of interest rate swaps.

The following table shows the carrying amount and fair value of long-term debt and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

(in millions)	Carrying Amount	Fair Value (a)	Hypothetical Change in Fair Value
December 31, 2006 Long-term debt	$(3,451)	$(3,427)	$220
December 31, 2005 Long-term debt	$(3,109)	$(3,154)	$131

(a)	Fair value is based upon current market quotes and is the estimated amount required to purchase our long-term debt on the open market. This estimated value does not include any redemption premium.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. Outstanding gas futures contracts, swap agreements and gas sell basis swap agreements had a net fair value gain of approximately $624 million at December 31, 2006 and $144 million at December 31, 2005. Of the December 31, 2006 fair value, a $657 million gain has been determined based on the exchange-trade value of NYMEX contracts, and a $33 million loss has been determined based on the broker bid and ask quotes for basis contracts. These fair values approximate amounts confirmed by the counterparties. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $161 million in the fair value of these gas futures contracts, swap agreements and gas sell basis swap agreements at December 31, 2006. Outstanding gas purchase basis swap agreements had a net fair value gain of $8 million as of December 31, 2006. This fair value gain was determined based on the broker bid and ask quotes for basis contracts. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $1 million in the fair value of gas purchase basis swap agreements at December 31, 2006. Outstanding oil futures contracts and differential swaps had a net fair value gain of $190 million as of December 31, 2006 and a net fair value loss of $17 million at December 31, 2005. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $134 million in the fair value of these oil futures and differential swaps at December 31, 2006. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date. See Note 8 to Consolidated Financial Statements.

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

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2006.

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

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report or is included below, the information called for by Items 10 through 14 is incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2007.

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

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

		Page
1.	Financial Statements:
	Consolidated Balance Sheets at December 31, 2006 and 2005	49
	Consolidated Income Statements for the years ended December 31, 2006, 2005 and 2004	50
	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004	51
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004	52
	Notes to Consolidated Financial Statements	53
	Management’s Report on Internal Control over Financial Reporting	88
	Reports of Independent Registered Public Accounting Firm	89

2.	Financial Statement Schedules:
	All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements.

(b) Exhibits

See Index to Exhibits at page 92 for a description of the exhibits filed as a part of this report. Documents filed prior to June 1, 2001, were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)	December 31
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$5	$2
Accounts receivable, net	656	644
Derivative fair value	804	193
Current income tax receivable	66	35
Other	54	69

Total Current Assets	1,585	943

Property and Equipment, at cost – successful efforts method:
Proved properties	12,369	9,979
Unproved properties	414	283
Other	799	278

Total Property and Equipment	13,582	10,540
Accumulated depreciation, depletion and amortization	(2,758)	(2,032)

Net Property and Equipment	10,824	8,508

Derivative fair value	56	1
Acquired gas gathering contracts, net of amortization	121	132
Goodwill	215	213
Other	84	60

Total Other Assets	476	406

TOTAL ASSETS	$12,885	$9,857

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$912	$739
Payable to royalty trusts	23	13
Derivative fair value	37	90
Deferred income tax payable	263	38
Other	5	4

Total Current Liabilities	1,240	884

Long-term Debt	3,451	3,109

Other Long-term Liabilities:
Derivative fair value	1	—
Deferred income taxes payable	1,978	1,390
Asset retirement obligation	303	219
Other	47	46

Total Other Long-term Liabilities	2,329	1,655

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock ($0.01 par value, 1,000,000,000 shares authorized, 371,473,935 and 365,220,597 shares issued)	4	4
Additional paid-in capital	2,058	1,865
Treasury stock, at cost (3,919,872 and 1,655,413 shares)	(125)	(39)
Retained earnings	3,442	2,311
Accumulated other comprehensive income	486	68

Total Stockholders’ Equity	5,865	4,209

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,885	$9,857

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Income Statements

(in millions, except per share data)	Year Ended December 31
	2006	2005	2004
REVENUES
Gas and natural gas liquids	$3,490	$2,787	$1,613
Oil and condensate	1,002	670	319
Gas gathering, processing and marketing	86	56	18
Other	(2)	6	(2)

Total Revenues	4,576	3,519	1,948

EXPENSES
Production	491	406	246
Taxes, transportation and other	372	306	174
Exploration	22	24	11
Depreciation, depletion and amortization	875	655	407
Accretion of discount in asset retirement obligation	16	12	8
Gas gathering and processing	41	11	6
General and administrative	189	155	165
Derivative fair value (gain) loss	(102)	(13)	12

Total Expenses	1,904	1,556	1,029

OPERATING INCOME	2,672	1,963	919

OTHER (INCOME) EXPENSE
Gain on distribution of royalty trust units	(469)	—	—
Interest expense, net	180	153	93

Total Other (Income) Expense	(289)	153	93

INCOME BEFORE INCOME TAX	2,961	1,810	826
INCOME TAX EXPENSE	1,101	658	318

NET INCOME	$1,860	$1,152	$508

EARNINGS PER COMMON SHARE
Basic	$5.10	$3.21	$1.53

Diluted	$5.03	$3.15	$1.51

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	364.8	358.4	332.9

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31
	2006	2005	2004
OPERATING ACTIVITIES
Net income	$1,860	$1,152	$508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	875	655	407
Accretion of discount in asset retirement obligation	16	12	8
Non-cash incentive compensation	63	34	67
Dry hole expense	9	—	—
Deferred income tax	529	415	255
Gain on distribution of royalty trust units	(469)	—	—
Non-cash derivative fair value (gain) loss	(39)	(39)	6
Other non-cash items	10	23	24
Changes in operating assets and liabilities, net of effects of acquisitions of corporations (a)	5	(158)	(58)

Cash Provided by Operating Activities	2,859	2,094	1,217

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	6	17	25
Property acquisitions, including acquisitions of corporations	(616)	(1,407)	(1,905)
Development costs, capitalized exploration costs and dry hole expense	(2,047)	(1,304)	(523)
Other property and asset additions	(379)	(214)	(115)

Cash Used by Investing Activities	(3,036)	(2,908)	(2,518)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,719	3,825	3,884
Payments on long-term debt	(5,377)	(2,977)	(3,093)
Net proceeds from common stock offering	—	—	580
Dividends	(109)	(67)	(20)
Senior note and debt offering costs	(9)	(5)	(14)
Proceeds from exercise of stock options and warrants	24	73	8
Payments upon exercise of stock options	(46)	(20)	(13)
Excess tax benefit on exercise of stock options	50	—	—
Purchases of treasury stock and other	(72)	(23)	(28)

Cash Provided by Financing Activities	180	806	1,304

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3	(8)	3
Cash and Cash Equivalents, January 1	2	10	7

Cash and Cash Equivalents, December 31	$5	$2	$10

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(12)	$(258)	$(132)
Other current assets	(16)	(47)	(40)
Other operating assets and liabilities	(12)	(3)	4
Current liabilities	45	150	110

	$5	$(158)	$(58)

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)

	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2003	$3	$753	$—	$763	$(53)	$1,466

Net income	—	—	—	508	—	508
Change in hedge derivative fair value, net of applicable income tax of $51	—	—	—	—	(85)	(85)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of applicable income tax of $64	—	—	—	—	109	109

Comprehensive income						532

Issuance/vesting of performance shares	—	64	(24)	—	—	40
Stock option exercises, including income tax benefits	—	13	—	—	—	13
Treasury stock purchases	—	—	(1)	—	—	(1)
Common stock offering	—	580	—	—	—	580
Common stock dividends ($0.09 per share)	—	—		(31)	—	(31)

Balances, December 31, 2004	3	1,410	(25)	1,240	(29)	2,599

Net income	—	—	—	1,152	—	1,152
Change in hedge derivative fair value, net of applicable income tax of $27	—	—	—	—	(48)	(48)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of applicable income tax of $81	—	—	—	—	145	145

Comprehensive income						1,249

Issuance/vesting of performance shares	—	33	(14)	—	—	19
Stock option exercises, including income tax benefits	—	75	—	—	—	75
Issuance of common stock and warrants for acquisition of corporation	1	347	—	—	—	348
Common stock dividends ($0.225 per share)	—	—	—	(81)	—	(81)

Balances, December 31, 2005	4	1,865	(39)	2,311	68	4,209

Net income	—	—	—	1,860	—	1,860
Change in hedge derivative fair value, net of applicable income tax of $473	—	—	—	—	810	810
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income, net of applicable income tax of $225	—	—	—	—	(390)	(390)
Adjustment related to initial recognition of funded status of post-retirement health plan, net of applicable income tax of $1	—	—	—	—	(2)	(2)

Comprehensive income						2,278

Issuance/vesting of stock awards	—	10	(3)	—	—	7
Expensing of stock options	—	53	—	—	—	53
Stock option and warrant exercises, including income tax benefits	—	28	—	—	—	28
Treasury stock purchases	—	—	(83)	—	—	(83)
Issuance of common stock for acquisition of corporation	—	102	—	—	—	102
Fair value of royalty trust unit distribution ($1.687 per share)	—	—	—	(614)	—	(614)
Common stock dividends ($0.315 per share)	—	—	—	(115)	—	(115)

Balances, December 31, 2006	$4	$2,058	$(125)	$3,442	$486	$5,865

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

All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the four-for-three stock split effected on March 15, 2005 and the five-for-four stock split effected March 17, 2004.

We are an independent oil and gas company with production and exploration concentrated in the southwestern and central United States. We also gather, process and market gas, transport and market oil and conduct other activities directly related to our oil and gas producing activities.

Property and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of proved properties from other oil and gas companies. Proved properties balances include costs of $713 million at December 31, 2006 and $472 million at December 31, 2005 related to wells in process of drilling. Drill well costs are transferred to proved properties generally within one month of the well completion date. As of December 31, 2006, capitalized costs totaled approximately $8 million for three exploratory wells completed more than one year ago and pending completion of pipelines to the well site. These exploratory wells are expected to be transferred to proved properties during the first quarter of 2007. Inventory held for future use on our producing properties totaled $37 million at December 31, 2006 and $53 million at December 31, 2005, and is included in other current assets on the consolidated balance sheet.

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

Royalty Trusts

We created Cross Timbers Royalty Trust in February 1991 and Hugoton Royalty Trust in December 1998 by conveying defined net profits interests in certain of our properties. Units of both trusts are traded on the New York Stock Exchange. We make monthly net profits payments to each trust based on revenues and costs from the related underlying properties. We owned 54.3% of Hugoton Royalty Trust, which is the portion we retained following our sale of units in 1999 and 2000. In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, or approximately $1.687 per common share, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31. After considering the cost of the trust units, we recorded a gain on distribution of $469 million before income tax.

We announced in January 2006 that the Company would consider selling its interests in the underlying properties that are subject to the Cross Timbers Royalty Trust and Hugoton Royalty Trust net profits interests. However, in August 2006, after a full review, we announced that we will retain ownership of these underlying properties at this time.

Amounts due the trusts, net of amounts retained by our ownership of trust units, are deducted from our revenues, taxes, production expenses and development costs.

Cash and Cash Equivalents

Cash equivalents are considered to be all highly liquid investments having an original maturity of three months or less.

Income Taxes

We record deferred income tax assets and liabilities to recognize timing differences between recognition of income for financial statement and income tax reporting purposes. Deferred income tax assets are calculated using enacted tax rates applicable to taxable income in the years when we anticipate these timing differences will reverse. The effect of changes in tax rates is recognized in the period of enactment. See Note 4.

Other Assets

Other assets primarily include deferred debt costs that are amortized to interest expense over the term of the related debt (Note 3) and the long-term portion of gas balancing receivable (see Revenue Recognition and Gas Balancing below). Other assets are presented net of accumulated amortization of $16 million at December 31, 2006 and $19 million at December 31, 2005.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we have determined that a portion of the purchase price of the Antero Resources Corporation acquisition (Note 13) is allocable to gas gathering contracts and goodwill. Gas gathering contracts are associated with the pipeline acquired, and the value of $140 million has been determined based on the estimated discounted cash flows from those contracts. The gas gathering contracts are amortized, as a component of depreciation, depletion and amortization expense, on a unit-of-production basis using the estimated proved reserves of the related Barnett Shale properties. Accumulated amortization of acquired gas gathering contracts was $19 million as of December 31, 2006 and $8 million as of December 31, 2005. Amortization expense is expected to be approximately $6 million to $9 million annually from 2007 through 2011, depending on Barnett Shale production.

Goodwill of $215 million represents the excess of the purchase price paid for Antero Resources over the fair value of the assets acquired and liabilities assumed. In accordance with SFAS No. 142, goodwill is not amortized, but instead is subject to an annual assessment of impairment based on a fair value test performed in the fourth quarter.

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

To summarize, we record our derivatives at fair value in our consolidated balance sheets. Gains and losses resulting from changes in fair value and upon settlement are reported as follows:

Derivative Type	Fair Value Gains/ Losses	Financial Statement Reporting
Non-hedge derivatives and Hedge derivatives – ineffective portion	Unrealized and Realized	Reported in the Consolidated Income Statements as derivative fair value (gain) loss

Hedge derivatives – effective portion	Unrealized	Reported in Stockholders’ Equity in the Consolidated Balance Sheets as accumulated other comprehensive income
	Realized	Reported in the Consolidated Income Statements and classified based on the hedged item (e.g., gas revenue, oil revenue or interest expense)

To designate a derivative as a cash flow hedge, we document at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, we determine the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as oil or gas revenue or interest expense when the underlying transaction occurs. If it is determined that the designated hedge transaction is not probable to occur, any unrealized gains or losses are recognized immediately in the income statement as a derivative fair value gain or loss. During 2006, 2005 and 2004, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

Physical delivery contracts that are not expected to be net cash settled are deemed to be normal sales. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

Revenue Recognition and Gas Balancing

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. At times we may sell more or less than our entitled share of gas production. When this happens, we use the entitlement method of accounting for gas sales, based on our net revenue interest in production. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Our net gas imbalance payable of $2 million at December 31, 2006 was reported in the balance sheet as a $3 million net current receivable and a $5 million net long-term payable. At December 31, 2005, our net gas imbalance payable of $7 million was reported in the balance sheet as a $6 million net current receivable and a $13 million net long-term payable.

Gas Gathering, Processing and Marketing Revenues

We market our gas, as well as some gas produced by third parties, to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $287 million for 2006, $185 million for 2005 and $99 million for 2004. These amounts are net of intercompany eliminations.

Other Revenues

Other revenues result from and are related to our ongoing major operations. These revenues include various gains and losses, including from lawsuits and other disputes, as well as from non-significant sales of property and equipment.

Loss Contingencies

We account for loss contingencies in accordance with SFAS No. 5, Accounting for Contingencies. Accordingly, when management determines that it is probable that an asset has been impaired or a liability has been incurred, we accrue our best estimate of the loss if it can be reasonably estimated. Our legal costs related to litigation are expensed as incurred. See Note 6.

Interest

Interest expense includes amortization of deferred debt costs and is presented net of interest income of $3 million in 2006, $1 million in 2005 and less than $1 million in 2004, and net of capitalized interest of $18 million in 2006, $6 million in 2005 and $3 million in 2004. Interest is capitalized as producing property cost based on the weighted average interest rate and the cost of wells in process of drilling. Included in accounts payable and accrued liabilities is accrued interest of $54 million at December 31, 2006 and $32 million at December 31, 2005.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123 (Revised 2004), Share-Based Payment, which requires that compensation related to all stock-based awards, including stock options, be recognized in the financial statements based on their estimated grant-date fair value. We have previously recorded stock compensation pursuant to the intrinsic value method under APB Opinion No. 25, whereby compensation was recorded related to performance share and unrestricted share awards and no compensation was recognized for most stock option awards. We are using the modified prospective application method of adopting SFAS No. 123R, whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 will be recognized as compensation expense in periods subsequent to December 31, 2005, based on the same valuation method used in our prior pro forma disclosures. We have estimated expected forfeitures, as required by SFAS No. 123R, and we are recognizing compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. The cumulative effect of initially adopting SFAS No. 123R was immaterial. See Note 12.

The following are pro forma net income and earnings per share for the years ended December 31, 2005 and 2004, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in millions, except per share data)	Year Ended December 31
	2005	2004
Net income as reported	$1,152	$508
Add stock-based compensation expense included in the income statement, net of related tax effects	22	56
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(73)	(77)

Pro forma net income	$1,101	$487

Earnings per common share:
Basic—as reported	$3.21	$1.53

Basic—pro forma	$3.07	$1.46

Diluted—as reported	$3.15	$1.51

Diluted—pro forma	$3.01	$1.45

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

Our production is sold to various purchasers, based on their credit rating and location of our production. For the year ended December 31, 2006, sales to each of two purchasers were approximately 22% and 15% total revenues. For the year ended December 31, 2005, sales to each of three purchasers were approximately 23%, 14% and 14% of total revenues. For the year ended December 31, 2004, sales to each of two purchasers were approximately 20% and 13% of total revenues. We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers. We currently have greater concentrations of credit with several A- or better rated integrated energy companies.

New Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value, but it does not expand the use of fair value in any new circumstances. The provisions of SFAS No. 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 157 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

Also in September 2006, SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R, was issued. SFAS No. 158 requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in comprehensive income in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements were adopted during fourth quarter 2006 (Note 12). The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. Since we do not have a defined benefit pension plan, this pronouncement relates only to our post-retirement health plan. The effect of adopting SFAS No. 158 was to increase other long-term liabilities by $2 million and to decrease accumulated other comprehensive income by the same amount.

In February 2007. SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities -Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 159 has not been determined, but it is not expected to have a significant effect on reported financial position or earnings.

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, was issued. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 must be adopted as of the beginning of fiscal years beginning after December 15, 2006, with the cumulative effect reported as an adjustment to retained earnings at the adoption date. The effect of adoption of FIN No. 48 has not been determined, but is not expected to have a significant effect on our reported financial position or earnings.

In September 2006, the SEC staff issued Staff Accounting Bulletin Topic 1N, Financial Statements -Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides guidance on how prior year misstatements should be evaluated when determining the materiality of misstatements in the current year financial statements. SAB 108 requires materiality to be determined by considering the effect of prior year misstatements on both the current year balance sheet and income statement, with consideration of their carryover and reversing effects. SAB 108 also addresses how to correct material misstatements. The provisions of SAB 108 are effective for financial statements issued for fiscal years ending after November 15, 2006. The effect of adopting SAB 108 did not have any effect on our reported financial position or earnings.

2. Related Party Transactions

A firm, affiliated with one of our nonemployee directors, has performed property acquisition advisory services for the Company. In February 2005, this firm was acquired by another company which continues to perform property acquisition advisory services for us, and a division of the company also performed co-manager services on our March 2006 and April 2005 senior note offerings (see Note 3). We paid this firm total fees of $78,500 in 2006, $5 million in 2005 and $9 million in 2004, and there were no amounts payable at December 31, 2006 or 2005.

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

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment is expected to be paid in the first half of 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the expense will not be included as general and administrative expense until such time as the condition is satisfied which is also the time of the expected payments. Concurrently, our Chairman and Chief Executive Officer, made a $3.2 million pledge for the same project. In return for these contributions, the Company and Mr. Simpson obtained naming rights for the building and certain facilities within the building.

3. Debt

Our long-term debt consists of the following:

(in millions)	December 31
	2006	2005
Bank debt:
Commercial paper, 5.5% at December 31, 2006	$159	$—
Revolving credit agreement due April 2011	—	813
Term loan due April 2010, 6.1% at December 31, 2006	300	300

Senior notes:
7 1/2%, due April 15, 2012	350	350
6 1/4%, due April 15, 2013	400	400
4.9%, due February 1, 2014, net of discount	497	497
5%, due January 31, 2015, net of discount	350	350
5.3% due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	—
6.1%, due April 1, 2036, net of discount	596	—

Total long-term debt	$3,451	$3,109

Other than borrowings under our commercial paper program, revolving credit agreement and term loan, no debt matures within five years. Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2011, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2010 or April 2011, we may renegotiate the commercial paper program, revolving credit agreement and term loan to increase the borrowing commitment and extend the maturity.

Commercial Paper

In November 2006, we initiated a commercial paper program. We may borrow up to $1.5 billion under this program. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On December 31, 2006, borrowings were $159 million at an interest rate of 5.5%. The weighted average interest rate on commercial paper borrowings was 5.4% during 2006.

Bank Debt

On December 31, 2006, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.34 billion net of our commercial paper borrowings. In March 2006, we amended this agreement to, among other things, reduce the commitment fees and spread on our Eurodollar loans, eliminate the covenant restricting our ability to make investments, expand our ability to incur liens and extend the maturity date one year. The facility matures April 1, 2011, with annual options to request successive one-year extensions.

The interest rate on any borrowings is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a ratio of debt-to-total capitalization of not more than 60%. We use the facility for general corporate purposes and as a backup facility for our new commercial paper program (see above). The weighted average interest rate on bank debt was 5.4% during 2006, 4.3% during 2005 and 2.6% during 2004.

In October 2006, we amended our revolving credit agreement to remove borrowing restrictions under any “material adverse effect” clauses. Credit agreements commonly include such clauses which can remove the bank’s obligation to fund their commitment if any condition or event would reasonably be expected to have a material and adverse effect on the borrower’s financial condition, operations, properties or business considered as a whole, the borrower’s ability to make timely debt payments, or the enforceability of material terms of the credit agreement. While our revolving credit agreement includes covenants that require us to report a condition or event having a material adverse effect on the Company, the obligation of the banks to fund the revolving credit agreement is not conditioned on the absence of a material adverse effect.

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

We entered into unsecured and uncommitted lines of credit with commercial banks in the amount of $200 million in October 2006, $100 million in January 2006 and $25 million in October 2006. As of December 31, 2006, there were no borrowings under these lines.

Senior Notes

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

The senior notes require no sinking fund. We may redeem all or a part of the senior notes at any time at a price of 100% of their principal balance plus accrued interest and a make-whole premium payment. The make-whole premium is calculated as any excess over the principal balance of the present value of remaining principal and interest payments at the U.S. Treasury rate for a comparable maturity plus no more than 0.25%.

4. Income Tax

The following reconciles our income tax expense to the amount calculated at the statutory federal income tax rate:

(in millions)	2006	2005	2004
Income tax expense at the federal statutory rate (35%)	$1,036	$634	$289
State and local income taxes and other (a)	65	24	29

Income tax expense	$1,101	$658	$318

(a)	The 2006 provision includes $34 million related to enactment of a new State of Texas margin tax.

Components of income tax expense are as follows:

(in millions)	2006	2005	2004
Current income tax (a)	$572	$243	$63
Deferred income tax	505	398	167
Net operating loss carryforwards used	24	17	88

Income tax expense	$1,101	$658	$318

(a)	The current income tax provision exceeds cash tax expense by the benefit realized upon exercise of stock options not expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $50 million in 2006, $21 million in 2005 and $18 million in 2004.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a current liability of $263 million and a long-term liability of $1.98 billion at December 31, 2006 and as a current liability of $38 million and a long-term liability of $1.39 billion at December 31, 2005. Significant components of net deferred tax assets and liabilities are:

(in millions)	December 31
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$—	$24
Derivative fair value loss	22	35
Other	43	18

Total deferred tax assets	65	77

Deferred tax liabilities:
Property and equipment	(1,971)	(1,426)
Derivative fair value gain	(319)	(70)
Other	(16)	(9)

Total deferred tax liabilities	(2,306)	(1,505)

Net deferred tax liabilities	$(2,241)	$(1,428)

As of December 31, 2006, all tax loss carryforwards and alternative minimum tax credit carryforwards have been fully utilized.

5. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the years ended December 31, 2006 and 2005:

(in millions)	2006	2005
Asset retirement obligation, January 1	$223	$160
Revisions in the estimated cash flows	36	16
Liability incurred upon acquiring and drilling wells	35	37
Liability settled upon plugging and abandoning wells	(3)	(2)
Accretion of discount expense	16	12

Asset retirement obligation, December 31	307	223
Less current portion	(4)	(4)

Asset retirement obligation, long term	$303	$219

6. Commitments and Contingencies

Leases

We lease compressors, offices, vehicles, aircraft and certain other equipment in our primary locations under noncancelable operating leases. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. As of December 31, 2006, minimum future lease payments for all noncancelable lease agreements (including the sale and operating leaseback agreements described below) were as follows:

(in millions)
2007	$27
2008	23
2009	19
2010	16
2011	11
Remaining	16

Total	$112

Amounts incurred under operating leases (including renewable monthly leases) were $55 million in 2006, $41 million in 2005 and $35 million in 2004.

In March 1996, we sold our Tyrone gas processing plant and related gathering system and entered an agreement to lease the facility from the buyers for an initial term of eight years with fixed renewal options for an additional 13 years. This transaction was recorded as a sale and operating leaseback, with no gain or loss on the sale. In September 2006, we extended the lease until March 2008.

In November 1996, we sold a gathering system in Major County, Oklahoma and entered an agreement to lease the facility from the buyers for an initial term of eight years, with fixed renewal options for an additional ten years. This transaction was recorded as a sale and operating leaseback, with a deferred gain on the sale. The deferred gain was fully recognized at December 31, 2006. In May 2006, we extended the lease until November 2007.

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

Purchase Commitments

As of December 31, 2006, we have entered into contracts with various providers to purchase certain other property and equipment. These future commitments will result in expected payments of $66 million in 2007 and $17 million in 2008.

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of December 31, 2006, maximum commitments under our transportation contracts were as follows:

(in millions)
2007	$61
2008	69
2009	74
2010	73
2011	66
Remaining	295

$638

In October 2005, we entered into a ten-year firm transportation agreement that commences upon completion of a new 168-mile pipeline spanning from East Texas to northeast Louisiana. Upon the pipeline’s completion, currently expected in second quarter 2007, we will transport daily gas volumes for a minimum monthly transportation fee of $3 million plus fuel ranging from 0.8% to 1.6%, depending on receipt point and other conditions.

In December 2006, we entered into a ten-year firm transportation contract that commences upon completion of a new 502-mile pipeline spanning from southeast Oklahoma to east Alabama. Upon the pipeline’s completion, currently expected in first quarter 2009, we will transport gas volumes for a minimum transportation fee of $2 million per month plus fuel not to exceed 1.2%, depending on receipt point and other conditions.

The potential effect of these agreements is not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipelines.

Guarantees

Under the terms of some of our operating leases for compressors, airplanes and vehicles, we have various residual value guarantees and other payment provisions upon our election to return the equipment under certain specified conditions. As of December 31, 2006, we estimate the total contingent payable under these guarantees does not exceed $5 million.

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

Upon retirement, each of these officers will enter into an eighteen-month consulting agreement under which the officer will receive a monthly payment based on his annual salary at the time of retirement, plus $10,000 a month for expenses. The officer will also become fully vested in any outstanding share-based awards unless otherwise provided in the award agreement (Note 12).

Commodity Commitments

We have entered into futures contracts, collars and swap agreements that effectively fix gas and oil prices. See Note 8.

Drilling Contracts

As of December 31, 2006, we have contracts with various drilling contractors to use 63 drilling rigs in 2007 with terms of up to three years and minimum future commitments of $171 million in 2007, $49 million in 2008 and $17 million in 2009. Early termination of these contracts at December 31, 2006 would have required us to pay maximum penalties of $119 million. We do not expect to pay any early termination penalties related to these contracts.

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that Grynberg failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. Grynberg has filed an appeal of this decision. The district judge did not dismiss those claims against us pertaining to the royalty value of carbon dioxide. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

Other

In May 2005, in recognition of the Chairman and Chief Executive Officer of the Company, in support of local education and to benefit our ongoing oil and gas business endeavors in this area, the Board of Directors approved a pledge to contribute $3.1 million to a school in Fort Worth. Of this amount, $3 million is to be used for capital improvements. The remaining $100,000 is to be used for a scholarship fund for economically disadvantaged students. This pledge is to be paid annually in four equal installments of $775,000, the first of which was paid in June 2005 with the remaining payments due in June of each subsequent year. The total contribution was expensed as general and administrative expense in 2005. As of December 31, 2006, the remaining $1.6 million pledge payable is included in accounts payable and accrued liabilities.

To date, our expenditures to comply with environmental or safety regulations have not been significant and are not expected to be significant in the future. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

To secure tubular goods required to support our drilling program, we provide a forecast to a tubular goods supplier who commits to deliver, at market prices, our next quarter’s tubular products. There is no minimum order requirement, and the forecast can be adjusted 60 to 90 days prior to shipment.

Through December 2006, we have acquired approximately 214,000 net acres in the Barnett Shale of North Texas. Many of these net acres are generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding two years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

In addition to drilling four wells to earn our 50% working interest in the 69,500 acres granted under our Piceance Basin farm-in agreement with ExxonMobil Corporation (Note 13), we are required to continue to drill wells periodically to retain the undeveloped leasehold until the entire acreage position has been drilled.

See Note 2.

7. Financial Instruments

We use commodity-based and financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. We also may enter gas physical delivery contracts to effectively provide gas price hedges. Because these contracts are not expected to be net cash settled, they are considered to be normal sales contracts. Therefore, these contracts are not recorded in the financial statements.

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

Prior to termination of the Enron Btu swap contract, we entered Btu swap contracts with another counterparty to effectively defer until August 2005 through July 2006 any cash flow impact related to 25,000 Mcf of daily gas deliveries in 2002 that were to be made under the Enron Btu swap contract. Changes in fair value of these contracts were recorded as a derivative (gain) loss in the income statement. In March 2002, we terminated some of these contracts with maturities of May through December 2002 and received $7 million from the counterparty.

Btu swap contracts outstanding at December 31, 2005 had a net fair value loss of $23 million. As of February 28, 2006, we terminated the remaining portion of these contracts, resulting in total payments to the counterparty of $7 million in first quarter 2006.

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

Derivative Fair Value (Gain) Loss

The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

(in millions)	2006	2005	2004
Change in fair value of Btu swap contracts	$(16)	$23	$1
Change in fair value of other derivatives that do not qualify for hedge accounting	(19)	(37)	(1)
Ineffective portion of derivatives qualifying for hedge accounting	(67)	1	12

Derivative fair value (gain) loss	$(102)	$(13)	$12

The gains in 2006 and 2005 related to derivatives that do not qualify for hedge accounting are primarily related to natural gas basis swap agreements. Except to the extent basis swap agreements are utilized in conjunction with NYMEX future contracts, they cannot qualify for hedge accounting.

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2006 and 2005. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	December 31, 2006		December 31, 2005
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative Assets:
Fixed-price natural gas futures and swaps	$669	$669	$194	$194
Fixed-price crude oil futures and differential swaps	191	191	—	—

Derivative Liabilities:
Fixed-price natural gas futures and swaps	(37)	(37)	(50)	(50)
Fixed-price crude oil futures and differential swaps	(1)	(1)	(17)	(17)
Btu swap contracts	—	—	(23)	(23)

Net derivative asset	$822	$822	$104	$104

Long-term debt	$(3,451)	$(3,427)	$(3,109)	$(3,154)

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

Concentrations of Credit Risk

Although our cash equivalents, accounts receivable and derivative assets are exposed to the risk of credit loss, we do not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. Our allowance for collectibility of all accounts receivable was $5 million at December 31, 2006 and $4 million as of December 31, 2005.

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

		Futures Contracts and Swap Agreements
Production Period		Mcf per Day	Average NYMEX Price per Mcf
2007	January	700,000	$9.55
	February	800,000	$9.33
	March to December	900,000	$9.19

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2007	January to March	460,000	$0.66
	April	410,000	$0.35
	May to October	210,000	$0.47
	November to December	90,000	$0.39
2008	January to December	30,000	$0.39

(a)	Reductions to NYMEX gas prices for delivery location.

Net settlements on futures and sell basis swap hedge contracts increased gas revenues by $618 million in 2006 and decreased gas revenue by $127 million in 2005 and $156 million in 2004. As of December 31, 2006, an unrealized pre-tax derivative fair value gain of $599 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. This gain is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts and sell basis swap agreements related to January 2007 gas production increased gas revenue by approximately $55 million, or $1.45 per Mcf.

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

We have entered crude sweet and sour differential swaps of $5.27 per Bbl for 15,000 Bbls per day of sour crude oil production for January 2007, and $5.14 per Bbl for 20,000 Bbls per day for February to December 2007.

Net gains on futures and differential swap hedge contracts increased oil revenue by $3 million in 2006, and net losses reduced oil revenue by $75 million in 2005 and $15 million in 2004. As of December 31, 2006, an unrealized pre-tax derivative fair value gain of $176 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive income. Based on December 31 mark-to-market prices, $123 million of this gain is expected to be reclassified into earnings in 2007. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts, swap agreements and differential swap contracts related to January 2007 production increased oil revenue by approximately $22 million, or $15.00 per Bbl.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 6), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2007	January	125,000	$1.01
	February to March	120,000	$1.01
	April to October	30,000	$0.79
	November to December	10,000	$0.62
2008	January to March	10,000	$0.62

(a)	Reductions to NYMEX gas prices for purchase location.

Physical Delivery Contracts

In 1998, we sold a production payment, payable from future production from certain properties acquired in an acquisition, to EEX Corporation for $30 million. The acquisition was recorded net of the sale of the production payment. Under the terms of the production payment conveyance and related delivery agreement, we committed to deliver to EEX a total of approximately 34.3 Bcf of gas during the 10-year period beginning January 1, 2002, with scheduled deliveries by year, subject to certain variables. EEX will reimburse us for all royalty and production and property tax payments related to such deliveries. EEX will also pay us an operating fee of $0.257 per Mcf for deliveries, which fee will be escalated annually at a rate of 5.5%. In 2001 and 2002, we repurchased 18.3 Bcf (14.8 Bcf net) of gas under the production payment for $21 million. We began delivery of the remaining 16.0 Bcf of gas in September 2006. As of December 31, 2006, remaining volumes to be delivered under this commitment are 15.0 Bcf.

9. Equity

Stock Splits

We effected a five-for-four stock split on March 17, 2004 and a four-for-three stock split on March 15, 2005. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

Common Stock

The following reflects our common stock activity:

	Shares Issued			Shares in Treasury
(in thousands)	2006	2005	2004	2006	2005	2004
Balance, January 1	365,221	348,428	312,335	1,655	1,250	—
Issuance/vesting and forfeiture of performance, restricted and unrestricted shares	1,217	433	2,448	65	405	1,216
Stock option and warrant exercises	2,481	3,027	1,937	—	—	—
Treasury stock purchases	—	—	—	2,200	—	34
Common stock offering	—	—	31,708	—	—	—
Issuance for acquisition of corporation	2,555	13,333	—	—	—	—

Balance, December 31	371,474	365,221	348,428	3,920	1,655	1,250

Our acquisition of Peak Energy Resources, Inc. in June 2006 was partially funded through issuance to the seller of 2.555 million shares of common stock (Note 13). We registered these shares under our shelf registration statement (see below) in June 2006.

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

Treasury Stock

In August 2004, our Board of Directors authorized the repurchase of up to 20 million shares of our common stock which may be purchased from time to time in open market or negotiated transactions. This authorization effectively replaced the share repurchase authorization remaining from May 2000. In June 2006, we repurchased 2.2 million shares of our common stock on the open market at $37.80 per share, or a total of $83 million. As of December 31, 2006, we have repurchased 2,233,600 shares.

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

Common Stock Warrants

Our purchase of Antero Resources Corporation was partially funded by issuance of warrants to purchase 2.1 million shares of common stock at $25.97 per share (Note 13). The warrants expire in March 2010.

Common Stock Dividends

The Board of Directors declared quarterly dividends of $0.0075 per common share for first and second quarter 2004, $0.0375 per common share for third and fourth quarter 2004, $0.05 per common share for the first three quarters of 2005, $0.075 per common share for fourth quarter 2005 and first three quarters 2006 and $0.09 per common share for fourth quarter 2006. On February 20, 2007, the Board of Directors declared a $0.12 per common share dividend for first quarter 2007.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.059609 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, or approximately $1.687 per common share, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31.

The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters the Board of Directors deems relevant.

See Note 12.

10. Earnings Per Share

The following reconciles earnings (numerator) and shares (denominator) used in the computation of basic and diluted earnings per share:

(in millions, except per share data)	Earnings	Shares	Earnings per Share
2006
Basic	$1,860	364.8	$5.10

Effect of dilutive securities:
Stock options	—	4.1
Warrants	—	0.9

Diluted	$1,860	369.8	$5.03

2005
Basic	$1,152	358.4	$3.21

Effect of dilutive securities:
Stock options	—	6.8
Warrants	—	0.4

Diluted	$1,152	365.6	$3.15

2004
Basic	$508	332.9	$1.53

Effect of dilutive securities:
Stock options	—	2.8

Diluted	$508	335.7	$1.51

11. Supplemental Cash Flow Information

The consolidated statements of cash flows exclude the following non-cash transactions:

-	Distribution of 21.7 million Hugoton Royalty Trust units as a dividend to common stockholders in May 2006 (Note 9)

-	Non-cash components of the June 2006 Peak Energy Resources acquisition purchase price, including issuance of 2.555 million shares of common stock and assumption of other liabilities (Note 13)

-	Exchange of producing properties with ConocoPhillips in March 2005 and Occidental Petroleum in September 2005 (Note 13)

-

Non-cash components of the April 2005 Antero Resources acquisition purchase price, including issuance of 13.3 million shares of common stock and warrants to purchase 2.1 million shares of common stock, and assumption of debt and other liabilities (Note 13)

-	Exchange of nonstrategic working and royalty interests for nonproducing acres in August 2004 (Note 2)

-	Grants of 1.0 million restricted shares in 2006

-	Grants and immediate vesting of unrestricted common shares to nonemployee directors totaling 20,000 shares in 2006 and 18,000 shares in each of 2005 and 2004

-	The following performance share activity (Note 12):

-	Grants of 150,000 shares in 2006, 414,000 shares in 2005 and 2.6 million shares in 2004

-	Vesting of 161,000 shares in 2006, 1.1 million in 2005 and 3.2 million shares in 2004

Interest payments in 2006 totaled $172 million (including $18 million of capitalized interest), $150 million in 2005 (including $6 million of capitalized interest) and $77 million in 2004 (including $3 million of capitalized interest). Net income tax payments were $556 million during 2006, $248 million during 2005 and $50 million during 2004.

Prior to January 1, 2006, we did not recognize compensation expense related to stock options granted. Because of this, the tax benefit realized upon exercise of stock options has been recorded as an increase in additional paid-in capital. This tax benefit has decreased our current income tax payable and, as reflected in our consolidated statements of cash flows, has increased our cash provided by operating activities by $21 million in 2005 and $18 million in 2004. Upon adoption of SFAS 123R (Note 12), this tax benefit for 2006 of $50 million has been classified as cash provided by financing activities.

12. Employee Benefit Plans

401(k) Plan

We sponsor a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. We match employee contributions of up to 10% of wages, subject to annual dollar maximums established by the federal government. Employee contributions vest immediately while our matching contributions vest 100% upon completion of three years of service. All employees over 21 years of age may participate. Company contributions under the plan were $11 million in 2006, $9 million in 2005 and $7 million in 2004.

Post-Retirement Health Plan

Effective January 1, 2001, we adopted a medical plan for employees who retire at age 55 or over, as well as directors age 55 or over, with a minimum of five years service. During 2003, our retiree medical plan was amended to provide benefits to employees and directors when their combined age and qualified years of service total 60, with a minimum age of 45 and a minimum of five years of service. Benefits under the plan are the same as for active employees, and continue until the retired employee or director or dependents are eligible for Medicare or another similar state health insurance program. Post-retirement medical benefits are not prefunded but are paid when incurred. The plan’s benefit obligation, funded status and net periodic benefit cost for 2006, 2005 and 2004 are as follows:

(in millions)	December 31
	2006	2005	2004
Benefit obligation at December 31	$8	$7	$4
Funded status	$(8)	$(7)	$(4)
Net periodic benefit cost	$1	$1	$1
Accrued benefit liability, as recognized in the consolidated balance sheet at December 31	$(8)	$(5)	$(4)

During December 2006, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R that required us to recognize in our consolidated balance sheet a liability for the underfunded status of our post-retirement health plan as of December 31, 2006. This liability, which is equal to the amount shown in the table above, is included as part of other long-term liabilities. The underfunded portion of $3 million, net of a deferred tax asset of $1 million, was recorded as a reduction to accumulated other comprehensive income. After 2006, changes in the funded status of the plan will be included in comprehensive income in the year during which the changes occur.

Unrecognized net actuarial loss is amortized to expense over the estimated average remaining service life of plan participants and prior service cost is amortized over a remaining life of four years. Including such amortization, the 2007 accrued benefit cost is expected to be approximately $2 million.

The following are assumptions used by us to determine our benefit obligation as of December 31 of each of the years presented:

	2006	2005	2004
Weighted average discount rate	6%	6%	6%
Health care cost trend rate assumed for the following year	9%	8.5%	9%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6%	6%	6%
Year that the rate reaches the ultimate trend rate	2013	2010	2010

Assumed health care cost trends have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have a $1 million effect or less on both total service and interest cost and the post-retirement benefit obligation as of December 31, 2006.

Through 2016, projected benefit payments, which reflect expected future service, are not expected to exceed $800,000 in any one year and are less than $5 million in total.

Stock Incentive Plans

In November 2004, stockholders approved the 2004 Stock Incentive Plan under which 24 million shares of common stock were available for grants of stock awards. In May 2006, stockholders approved certain amendments to the 2004 Plan including increasing the shares available for grants of stock awards to 33.75 million shares. Prior to approval of the 2004 Plan, grants of stock awards were made pursuant to the 1998 Stock Incentive Plan. No further grants will be made under the 1998 Plan. Stock award grants are subject to certain limitations as specified in the Plan. The maximum term of stock awards is ten years under the 1998 Plan and seven years under the 2004 Plan. As a result of the May 12, 2006 distribution of the Hugoton Royalty Trust units (Note 9), appropriate antidilution adjustments were made to stock awards outstanding on that date.

Stock awards under the 2004 Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and related amounts for each year:

	December 31
(in millions)	2006	2005	2004
Non-cash stock option compensation expense	$53	$—	$—
Non-cash performance share and unrestricted share compensation expense	8	34	67
Non-cash restricted stock compensation expense	2	—	—
Cash-equivalent performance share expense	—	—	22
Related tax benefit recorded in income statement	23	12	34
Intrinsic value of stock option exercises	136	60	48
Excess income tax benefit on exercise of stock options (a)	50	21	18
Grant date fair value of stock options vested	24	78	20
Share-based liabilities at year-end	—	—	—

(a)	Recorded as additional paid-in-capital

Included in stock option compensation expense in 2006 is $36 million related to options granted during May 2006, which were subject to accelerated vesting provisions upon retirement under employment agreements. Under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant rather than over the expected vesting period (Note 6). In 2005 and prior, before adoption of SFAS No. 123R, performance share compensation was recorded at the vesting price, recognized ratably over the estimated vesting period or at actual vesting, if earlier or if the vesting period could not be reasonably assessed.

Stock Options

Stock options granted under the 2004 Plan generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels as determined by the Compensation Committee of the Board of Directors. Some stock options granted in 2006 vest only when the common stock reaches specified levels. There was a total of 19.8 million options outstanding under the 2004 Plan and the 1998 Plan at December 31, 2006, including 13.6 million that were exercisable at that date. Of the remaining options, 5.7 million vest over three years at a rate of one-third at each grant anniversary date, 0.3 million vested when the stock price closed above $52.50 in February 2007 and 0.2 million vest when the stock price closes at or above $57.50.

The following summarizes option activity and balances for the year ended December 31, 2006:

	Weighted- Average Exercise Price	Stock Options (in thousands)	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2006	$23.82	20,202
Grants	42.91	5,428
Exercises	21.44	(5,699)
Forfeitures	36.73	(106)

Balance at December 31, 2006	29.66	19,825	5.4	$345

Exercisable at December 31, 2006	24.53	13,654	5.0	$308

As a result of options exercised in 2006, outstanding common stock increased by 2.5 million shares and stockholders’ equity increased by $28 million.

Performance Shares

Performance shares granted under the 2004 Plan are subject to restrictions determined by the Compensation Committee of the Board of Directors and are subject to forfeiture if performance criteria are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other common stockholders. To date, the performance criteria for all awards has been the achievement of specified increases in the common stock price above the market price at the grant date. The following summarizes performance share activity for each year:

	December 31
(in thousands, except per share amounts)	2006	2005	2004
Shares granted to key employees (a)	150	414	2,576
Shares vested when common stock price reached specified levels	161	1,056	3,240
Weighted average fair value of shares when granted (b)	$33.47	$36.98	$20.94

(in millions)
Treasury stock purchases related to vested shares	$3	$14	$24

(a)	Performance share grants in 2006 and 2005 were to key employees other than executive officers.
(b)	Based on fair value in 2006 and intrinsic value at vesting in 2005 and 2004. Fair value was determined using a Monte Carlo simulation model. For further discussion of determination of fair value, see “Estimated Fair Value of Grants” below.

The following summarizes performance shares outstanding at December 31, 2006 by vesting price:

Vesting Price	Performance Shares
$53.17	1,250
55.00	72,437
65.00	71,438

145,125

Performance share grants in 2006 and 2005 were to key employees other than executive officers. Prior to September 2004, most performance share awards were to executive officers. In September 2004, the Compensation Committee of the Board of Directors announced that it intended to restructure the Company’s equity incentive program to discontinue the use of performance shares for executive officers named in the proxy and to provide that all future grants to the officers would be in the form of options or other stock appreciation shares. As a result, in October 2004, the Compensation Committee of the Board of Directors amended the change in control performance share grant agreements to delete the provisions regarding the grant of performance shares for every $0.75 increment in the price of the common stock and to provide that, immediately prior to a change in control, these officers will receive a lump-sum cash payment equal to the value of 1,667,000 shares of common stock on the date of the change in control. A provision, providing that certain of these officers will also receive a total grant of 517,000 performance shares immediately prior to a change in control without regard to the price of our common stock, has been revised to provide that such payment will be in cash and not in shares of common stock. All amounts to be granted under these agreements will be adjusted for any future stock splits or other extraordinary transactions. If the named executive officers are subject to the 20% parachute excise tax, the Company will pay the officer an additional amount to “gross up” the payment so that the officer will receive the full amount due under the terms of the amended change in control grant agreement after payment of the excise tax.

Restricted Shares

In November 2006, we granted 1,047,000 restricted shares to key employees other than executive officers. These shares vest over three years, with one-third vesting at each grant anniversary date. Holders of restricted shares generally have all the voting, dividend and other rights of other common stockholders.

Nonemployee Director Awards

Nonemployee directors are each eligible to receive discretionary stock awards under the 2004 Plan covering up to 20,000 shares annually, as approved by the Corporate Governance and Nominating Committee and the Board of Directors. Nonemployee directors received automatic annual grants of unrestricted common shares that totaled 18,000 shares in 2004 under the 1998 Plan. Nonemployee directors received a total of 20,000 unrestricted shares in February 2007 and 2006 and 18,000 unrestricted shares in February 2005 under the 2004 Plan. In November 2004, nonemployee directors were granted a total of 88,000 stock options which vested in February 2005 when the common stock price reached specified levels. In November 2005, nonemployee directors received 96,000 stock options, 50% of which vested in 2005 when the common stock price closed above the target price of $45 and 50% which vested in 2006 when the common stock price closed above the target price of $50. In November 2006, nonemployee directors received 96,000 stock options, 50% of which vested when the stock closed above the target price of $52.50 in February 2007 and 50% which vest when the common stock price closes at or above the target price of $57.50.

Nonvested Stock Awards

The following summarizes the status of the nonvested stock options, performance shares and restricted shares as of December 31, 2006 and changes for the year ended December 31, 2006:

	Stock Options		Performance Shares		Restricted Shares
(in thousands, except per share amounts)	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares
Nonvested at
January 1, 2006	$11.50	2,874	$48.21	156	$—	—
Vested	11.88	(2,025)	47.73	(161)	—	—
Grants	13.62	5,428	33.47	150	47.85	1,047
Forfeitures	12.52	(106)	—	—	—	—

Nonvested at
December 31, 2006	$13.22	6,171	$33.51	145	$47.85	1,047

As of December 31, 2006, the remaining unrecognized compensation expense related to nonvested stock options was $49 million. Total deferred compensation at December 31, 2006 related to performance shares was $3 million and related to restricted shares was $46 million. For these nonvested stock awards at December 31, 2006, we estimate that stock incentive compensation for service periods after December 31, 2006 will be $47 million in 2007, $34 million in 2008 and $17 million in 2009. The weighted-average remaining vesting period is 1.8 years for stock options, 1.5 years for performance shares and 2.9 years for restricted shares.

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

During 2006, we used both a trinomial lattice model and a Monte Carlo simulation model to determine the fair value of options granted, and we used a Monte Carlo simulation model to determine the fair value of performance shares granted. For restricted stock grants, the fair value is equal to the closing price of our common stock on the grant date.

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

We record stock incentive compensation only for awards expected to vest. During 2006, we estimated annual forfeitures using a rate of 2.5% for stock options, 0% for performance shares and 2.5% for restricted shares.

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

During 2006, we granted 5.4 million options with an estimated total grant-date fair value of $74 million and a weighted-average fair value of $13.62 per option. The estimated fair value of stock-based awards not expected to vest was less than $1 million. During the year ended December 31, 2005, we granted 4.2 million options with a weighted-average fair value of $10.20. During the year ended December 31, 2004, we granted 16.2 million options with a weighted-average fair value of $5.34. Fair values were determined using the following assumptions:

	2006	2005	2004
Weighted-average expected term (years)	4.4	3.5	3
Range of risk-free interest rates	4.3% - 5.2%	—	—
Weighted-average risk-free interest rates	4.9%	4.0%	3.5%
Dividend yield	0.7%	0.7%	0.6%
Range of volatility	29% - 35%	—	—
Weighted-average volatility	32%	35%	26%

13. Acquisitions

On February 28, 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. The acquisition was funded by bank borrowings and is subject to typical post-closing adjustments.

On June 30, 2006, we acquired Peak Energy Resources, Inc., which operates gas-producing properties and owns unproved properties in the Barnett Shale in the Fort Worth Basin. The total purchase price is estimated to be $108 million, which was primarily funded by issuance of 2.555 million shares of common stock valued at $102 million (Note 9), $5 million cash for additional leasehold interests and $1 million cash for other transaction costs. After recording estimated deferred taxes of $37 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $54 million. The purchase price allocation is subject to adjustment, pending final determination of the tax bases and the fair value of certain assets acquired and liabilities assumed.

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

To further establish our presence in the Barnett Shale in the Fort Worth Basin, we acquired Antero Resources Corporation on April 1, 2005. Antero Resources owned operated gas-producing properties and unproved properties in the Barnett Shale. In the transaction, we paid cash of $342 million, issued 13.3 million shares of our common stock, and issued warrants that expire March 2010 to purchase an additional 2.1 million shares of our common stock at $25.97 per share (as adjusted by antidilution adjustments resulting from the distribution of Hugoton Royalty Trust units (Note 9)). We also assumed $218 million of bank debt from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, bank debt assumed from Antero Resources was repaid with borrowings under our revolving credit facility.

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

In May 2005, we acquired producing properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. The acquisition was funded with borrowings under our revolving credit facility.

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

In July 2005, we acquired producing properties in the Permian Basin of West Texas and New Mexico from ExxonMobil Corporation for an adjusted purchase price of $200 million. The acquisition was funded with borrowings under our revolving credit facility.

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

	Pro Forma (Unaudited)
(in millions, except per share data)	Year Ended December 31
	2005	2004
Revenues	$3,555	$2,267

Net income	$1,155	$566

Earnings per common share:
Basic	$3.19	$1.59

Diluted	$3.13	$1.58

Weighted average shares outstanding:
Basic	361.7	355.5

Diluted	369.0	358.3

14. Quarterly Financial Data (Unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2006 and 2005:

(in millions, except per share data)	Quarter
	1st	2nd		3rd	4th
2006
Revenues	$1,215	$1,066		$1,096	$1,199
Gross profit (a)	$809	$651		$659	$742
Net income	$467	$597	(c)	$367	$429
Earnings per common share (b)
Basic	$1.28	$1.64		$1.00	$1.17
Diluted	$1.26	$1.62		$0.99	$1.16
Average shares outstanding	363.9	363.8		365.9	366.0

2005
Revenues	$629	$749		$964	$1,177
Gross profit (a)	$336	$420		$572	$790
Net income	$166	$220		$313	$453
Earnings per common share (b)
Basic	$0.48	$0.61		$0.86	$1.25
Diluted	$0.47	$0.60		$0.85	$1.22
Average shares outstanding	347.4	361.0		361.9	363.4

(a)	Operating income before general and administrative expense.
(b)	Because quarterly earnings per share is based on the weighted average shares outstanding during the quarter, the sum of quarterly earnings per share may not equal earnings per share for the year.
(c)	Included in second quarter net income is an after-tax gain on the distribution of Hugoton Royalty Trust units of $292 million (Note 9).

15. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

All of our operations are directly related to oil and gas producing activities located in the United States.

Costs Incurred Related to Oil and Gas Producing Activities

The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes:

(in millions)	2006	2005	2004
Acquisitions:
Proved properties	$561	$1,710	$1,949	(a)
Unproved properties—acquisition of corporation (b)	54	180	—
Unproved properties—other	171	92	50
Development (c)	2,022	1,341	570
Exploration	123	52	17
Asset retirement obligation accrued upon:
Acquisition	7	24	48
Development (d)	64	29	12

Total Costs Incurred	$3,002	$3,428	$2,646

(a)	Includes a deferred income tax step-up adjustment of $72 million.
(b)	Represents a portion of the allocated purchase price of Peak Energy Resources, Inc. in 2006 and Antero Resources Corporation in 2005 (Note 13).
(c)	Includes capitalized interest of $18 million in 2006, $6 million in 2005 and $3 million in 2004.
(d)	Includes revisions of $36 million in 2006, $16 million in 2005 and $6 million in 2004.

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

Proved Reserves	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
(in millions)
December 31, 2003	3,644.2	34.7	55.4	4,184.9
Revisions	(96.1)	(0.1)	3.0	(79.0)
Extensions, additions and discoveries	755.4	3.7	4.2	802.8
Production	(305.5)	(2.7)	(8.3)	(371.7)
Purchases in place	716.5	2.9	98.2	1,323.3

December 31, 2004	4,714.5	38.5	152.5	5,860.3
Revisions	4.0	5.3	12.1	108.5
Extensions, additions and discoveries	986.6	4.9	34.2	1,221.2
Production	(377.1)	(3.8)	(14.3)	(485.5)
Purchases in place	803.4	2.8	31.1	1,007.1
Sales in place	(45.8)	(0.3)	(6.9)	(89.4)

December 31, 2005	6,085.6	47.4	208.7	7,622.2
Revisions	(94.9)	1.8	0.1	(83.2)
Extensions, additions and discoveries	1,416.8	4.0	20.3	1,562.6
Production	(433.0)	(4.4)	(16.4)	(557.6)
Purchases in place	157.9	4.2	3.3	202.9
Sales in place (a)	(188.2)	—	(1.6)	(198.3)

December 31, 2006	6,944.2	53.0	214.4	8,548.6

(a) Includes effect of distribution of Hugoton Royalty Trust units (Note 9).

Proved Developed Reserves	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
(in millions)
December 31, 2003	2,651.3	28.2	47.9	3,107.7

December 31, 2004	3,252.7	30.0	134.4	4,239.1

December 31, 2005	4,033.1	36.5	168.5	5,262.9

December 31, 2006	4,481.6	40.1	167.3	5,725.9

Standardized Measure of Discounted Future

Net Cash Flows Relating to Proved Reserves	December 31
	2006	2005	2004
(in millions)
Future cash inflows	$51,477	$69,732	$34,027
Future costs:
Production	(14,958)	(15,660)	(8,842)
Development	(4,260)	(3,175)	(1,580)

Future net cash flows before income tax	32,259	50,897	23,605
Future income tax	(10,251)	(16,823)	(7,366)

Future net cash flows	22,008	34,074	16,239
10% annual discount	(11,180)	(16,980)	(7,837)

Standardized measure (a)	$10,828	$17,094	$8,402

(a)	Before income tax, the year-end standardized measure (or discounted present value of future net cash flows) was $16.2 billion in 2006, $25.8 billion for 2005 and $12.2 billion for 2004.

Changes in Standardized Measure of Discounted Future Net Cash Flows	2006	2005	2004
(in millions)
Standardized measure, January 1	$17,094	$8,402	$5,989

Revisions:
Prices and costs	(10,687)	8,506	(20)
Quantity estimates	960	708	437
Accretion of discount	1,511	741	517
Future development costs	(2,479)	(2,167)	(797)
Income tax	4,090	(4,550)	(979)
Production rates and other	3	(2)	(2)

Net revisions	(6,602)	3,236	(844)
Extensions, additions and discoveries	2,248	3,723	1,384
Production	(3,629)	(2,744)	(1,512)
Development costs	1,917	1,128	484
Purchases in place (a)	396	3,527	2,901
Sales in place (b)	(596)	(178)	—

Net change	(6,266)	8,692	2,413

Standardized measure, December 31	$10,828 (c)	$17,094 (d)	$8,402 (e)

(a)	Generally based on the year-end present value (at year-end prices and costs) plus the cash flow received from such properties during the year, rather than the estimated present value at the date of acquisition.
(b)	Generally based on beginning of the year present value (at beginning of year prices and costs) less the cash flow received from such properties during the year, rather than the estimated present value at the date of sale. Included in 2006 is the effect of distribution of Hugoton Royalty Trust units (Note 9).
(c)	The December 31, 2006 standardized measure includes a reduction of $29 million ($46 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2006 includes a liability of $307 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions as required by SFAS No. 143, as described above.
(d)	The December 31, 2005 standardized measure includes a reduction of $22 million ($34 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2005 includes a liability of $223 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions as required by SFAS No. 143, as described above.
(e)	The December 31, 2004 standardized measure includes a reduction of $15 million ($23 million before income tax) for estimated property abandonment costs.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

Year-end average realized gas prices used in the estimation of proved reserves and calculation of the standardized measure were $5.46 for 2006, $9.26 for 2005, $5.69 for 2004 and $5.71 for 2003. Year-end average realized natural gas liquids prices were $31.96 for 2006, $36.33 for 2005, $28.24 for 2004 and $23.17 for 2003. Year-end average realized oil prices were $55.47 for 2006, $57.02 for 2005, $41.03 for 2004, and $30.55 for 2003.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, based on these criteria, we have maintained in all material respects, effective internal control over financial reporting as of December 31, 2006. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on our assessment of our internal control over financial reporting, which is included herein.

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

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XTO Energy Inc.:

We have audited the accompanying consolidated balance sheets of XTO Energy Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated income statements, statements of cash flows and statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XTO Energy Inc. and its subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of XTO Energy Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XTO Energy Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that XTO Energy Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XTO Energy Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that XTO Energy Inc. and its subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, XTO Energy Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XTO Energy Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated income statements, statements of cash flows and statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 28, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 2007.

XTO ENERGY INC.

By	/s/ BOB R. SIMPSON
Bob R. Simpson, Chairman of the Board
and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 1st day of March 2007.

PRINCIPAL EXECUTIVE OFFICERS	DIRECTORS
(AND DIRECTORS)

/s/ BOB R. SIMPSON	/s/ WILLIAM H. ADAMS III
Bob R. Simpson, Chairman of the Board	William H. Adams III
and Chief Executive Officer

/s/ KEITH A, HUTTON	/s/ LANE G. COLLINS
Keith A. Hutton, President	Lane G. Collins

/s/ VAUGHN O. VENNERBERG II	/s/ PHILLIP R. KEVIL
Vaughn O. Vennerberg II, Senior	Phillip R. Kevil
Executive Vice President and
Chief of Staff
/s/ JACK P. RANDALL
Jack P. Randall

/s/ SCOTT G. SHERMAN
Scott G. Sherman

/s/ HERBERT D. SIMONS
Herbert D. Simons

PRINCIPAL FINANCIAL OFFICER	PRINCIPAL ACCOUNTING OFFICER

/s/ LOUIS G. BALDWIN	/s/ BENNIE G. KNIFFEN
Louis G. Baldwin, Executive Vice President	Bennie G. Kniffen, Senior Vice President
and Chief Financial Officer	and Controller

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page
2.1 +	Asset Sale Agreement dated May 14, 2004 between Chevron U.S.A. Inc. as Seller and XTO Energy Inc. as Buyer (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 19, 2004)

2.2 +	Agreement and Plan of Merger dated January 9, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.2 to Form 10-K for the year ended December 31, 2004)

2.3 +	Amendment No. 1 to Agreement and Plan of Merger dated February 3, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.3 to Form 10-K for the year ended December 31, 2004)

2.4 +	Amendment No. 2 to Agreement and Plan of Merger dated March 22, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 28, 2005)

2.5 +	Amendment No. 3 to Agreement and Plan of Merger dated March 31, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 5, 2005)

3.1	Restated Certificate of Incorporation of the Company, as restated on June 21, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2006)

3.2	Amended and Restated Bylaws of the Company dated November 18, 2003 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2006)

4.1	Form of Indenture for Senior Debt Securities dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 17, 2002)

4.2	First Supplemental Indenture dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee for the 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2002)

4.3	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2006)

4.4	Preferred Stock Purchase Rights Agreement dated August 25, 1998 between the Company and ChaseMellon Shareholder Services, LLC (incorporated by reference to Exhibit 4.1 to Form 8-A/A filed September 8, 1998)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $ 0.01 per share, dated August 25, 1998 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

Exhibit No.	Description	Page
4.6	Registration Rights Agreement among the Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

4.7	Indenture dated as of April 23, 2003 between the Company and the Bank of New York, as Trustee for the 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2003)

4.8	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2006)

4.9	Registration Rights Agreement dated April 23, 2003 between the Company and certain Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003)

4.10	Indenture for Senior Debt Securities dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed January 16, 2004)

4.11	First Supplemental Indenture dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee for the 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed January 16, 2004)

4.12	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2006)

4.13	Indenture dated as of September 23, 2004 between the Company and the Bank of New York, as Trustee for the 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 24, 2004)

4.14	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.6 to Form 10-Q for the quarter ended March 31, 2006)

4.15	Indenture for Senior Debt Securities dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 12, 2005)

4.16	First Supplemental Indenture dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed April 12, 2005)

4.17	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2006)

4.18	Third Supplemental Indenture dated as of March 30, 2006 between the Company and The Bank of New York Trust Company, as Trustee, for 5.65% Senior Notes due 2016 and 6.10% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2006)

Exhibit No.	Description	Page
4.19	Registration Rights Agreement dated April 1, 2005 among XTO Energy Inc. and the security holders of Antero Resources Corporation (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2005)

10.1*	Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated May 17, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000)

10.2*	Amendment to Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated August 20, 2002 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002)

10.3*	Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006)

10.4*	Employment Agreement between the Company and Keith A. Hutton, dated May 16, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006)

10.5*	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated May 16, 2006 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006)

10.6*	Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated May 17, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000)

10.7*	Amendment to Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated August 20, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002)

10.8*	1998 Stock Incentive Plan, as amended March 17, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004)

10.9*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement dated April 13, 2006 for the Annual Meeting of Stockholders held May 16, 2006)

10.10*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated through November 21, 2006)

10.11*	Form of Nonqualified Stock Option Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 22, 2004)

10.12*	Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006)

10.13*	Form of Stock Award Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 22, 2004)

10.14*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed November 22, 2004)

Exhibit No.	Description	Page

10.15*	Form of Stock Award Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 22, 2004)

10.16*	Form of Stock Grant Agreement for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005)

10.17*	Amended Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1999)

10.18*	Amendment to Amended Employee Severance Protection Plan, as amended August 20, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2002)

10.19*	Second Amended and Restated Employee Severance Protection Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006)

10.20*	Amended and Restated Management Group Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 1999)

10.21*	Amendment to Amended and Restated Management Group Employee Severance Protection Plan, as amended August 20, 2002 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2002)

10.22*	Second Amended and Restated Management Group Employee Severance Protection Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006)

10.23*	Outside Directors Severance Plan dated August 20, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2002)

10.24*	Amended and Restated Outside Directors Severance Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006)

10.25*	Form of Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, Steffen E. Palko, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg II, dated October 15, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2004)

10.26*	Form of Amendment No. One to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg, dated November 21, 2006

10.27*	Agreement (relating to change in control) between the Company and Timothy L Petrus, dated November 21, 2006

10.28*	Consulting and Non-Competition Agreement dated April 1, 2005 between the Company and Steffen E. Palko (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 5, 2005)

Exhibit No.	Description	Page
10.29*	Form of Indemnification Agreement dated November 15, 2005 between the Company and each director, executive officer and certain other officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 18, 2005)

10.30*	Form of Stock Award Agreement (Restricted Shares) for Employees under the 2004 Stock Incentive Plan

10.31*	Phantom Performance Share Award Agreement between the Company and Bob R. Simpson, dated April 23, 2004 (incorporated by reference to Form 10-Q for the quarter ended June 30, 2004)

10.32*	Phantom Performance Share Award Agreement between the Company and Bob R. Simpson, dated June 18, 2004 (incorporated by reference to Form 10-Q for the quarter ended June 30, 2004)

10.33*	Form of Agreement for Grant of Phantom Performance Shares between the Company and each of Bob R. Simpson, Steffen E. Palko, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg II, dated June 24, 2004 (incorporated by reference to Form 10-Q for the quarter ended June 30, 2004)

10.34*	Form of Agreement for Grant of Phantom Performance Shares between the Company and each of Bob R. Simpson, Steffen E. Palko, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg II, dated July 8, 2004 (incorporated by reference to Form 10-Q for the quarter ended June 30, 2004)

10.35	5-Year Revolving Credit Agreement dated February 17, 2004 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2003)

10.36	Amended and Restated 5-Year Revolving Credit Agreement dated April 1, 2005 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005)

10.37	First Amendment to Five-Year Revolving Credit Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006)

10.38	Second Amendment to Five-Year Revolving Credit Agreement dated October 25, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2006)

10.39	Term Loan Credit Agreement dated November 10, 2004 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.20 to Form S-4 dated December 13, 2004)

10.40	First Amendment to Term Loan Agreement dated April 1, 2005 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2005)

10.41	Second Amendment to Term Loan Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006)

Exhibit No.	Description	Page
10.42	Firm Intrastate Gas Transportation Agreement dated July 1, 2005 between the Company, XTO Resources I, LP and Energy Transfer Fuel, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005) (Material has been omitted from this Exhibit pursuant to a request for confidential treatment and the omitted material has been separately filed with the Securities and Exchange Commission.)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of XTO Energy Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Miller and Lents, Ltd.

31	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 1350 Certifications

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan

Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, XTO Energy Inc., 810 Houston Street, Fort Worth, Texas 76102.