Form 10-Q
period 2007-03-31
XTO ENERGY INC
filed 2007-05-07
CIK 868809

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2007
Common stock, $.01 par value	368,367,111

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2007

P A R T    I.    F I N A N C I AL    I N F O R M A T I O N

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)	March 31, 2007	December 31, 2006
ASSETS	(Unaudited)

Current Assets:
Cash and cash equivalents	$15	$5
Accounts receivable, net	674	656
Derivative fair value	342	804
Current income tax receivable	—	66
Other	54	54

Total Current Assets	1,085	1,585

Property and Equipment, at cost – successful efforts method:
Proved properties	13,285	12,369
Unproved properties	404	414
Other	913	799

Total Property and Equipment	14,602	13,582
Accumulated depreciation, depletion and amortization	(2,992)	(2,758)

Net Property and Equipment	11,610	10,824

Derivative fair value	31	56
Acquired gas gathering contracts, net of amortization	119	121
Goodwill	215	215
Other	92	84

Total Other Assets	457	476

TOTAL ASSETS	$13,152	$12,885

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$911	$912
Payable to royalty trusts	30	23
Derivative fair value	50	37
Deferred income tax payable	99	263
Current income tax payable	21	—
Other	6	5

Total Current Liabilities	1,117	1,240

Long-term Debt	3,609	3,451

Other Long-term Liabilities:
Derivative fair value	1	1
Deferred income taxes payable	2,079	1,978
Asset retirement obligation	354	303
Other	48	47

Total Other Long-term Liabilities	2,482	2,329

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 372,274,447 and 371,473,935 shares issued)	4	4
Additional paid-in capital	2,094	2,058
Treasury stock, at cost (3,955,761 and 3,919,872 shares)	(126)	(125)
Retained earnings	3,780	3,442
Accumulated other comprehensive income	192	486

Total Stockholders’ Equity	5,944	5,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,152	$12,885

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in millions, except per share data)	Three Months Ended March 31
	2007	2006
REVENUES

Gas and natural gas liquids	$872	$955
Oil and condensate	274	228
Gas gathering, processing and marketing	22	31
Other	1	1

Total Revenues	1,169	1,215

EXPENSES

Production	129	124
Taxes, transportation and other	81	104
Exploration	4	6
Depreciation, depletion and amortization	240	196
Accretion of discount in asset retirement obligation	5	4
Gas gathering and processing	19	4
General and administrative	56	40
Derivative fair value (gain) loss	(12)	(32)

Total Expenses	522	446

OPERATING INCOME	647	769

OTHER EXPENSE

Interest expense, net	(47)	(41)

INCOME BEFORE INCOME TAX	600	728

INCOME TAX

Current	106	137
Deferred	111	124

Total Income Tax Expense	217	261

NET INCOME	$383	$467

EARNINGS PER COMMON SHARE

Basic	$1.04	$1.28

Diluted	$1.03	$1.26

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.075

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	366.7	363.9

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)	Three Months Ended March 31
	2007	2006
OPERATING ACTIVITIES
Net income	$383	$467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	240	196
Accretion of discount in asset retirement obligation	5	4
Non-cash incentive compensation	17	7
Dry hole expense	2	3
Deferred income tax	111	124
Non-cash change in derivative fair value	36	1
Other non-cash items	(1)	(2)
Changes in operating assets and liabilities (a)	58	163

Cash Provided by Operating Activities	851	963

INVESTING ACTIVITIES
Property acquisitions	(235)	(332)
Development costs, capitalized exploration costs and dry hole expense	(599)	(476)
Other property and asset additions	(136)	(61)

Cash Used by Investing Activities	(970)	(869)

FINANCING ACTIVITIES
Proceeds from long-term debt	1,176	2,148
Payments on long-term debt	(1,018)	(1,965)
Dividends	(33)	(27)
Senior note offering and debt costs	(1)	(9)
Proceeds from exercise of stock options	15	6
Payments upon exercise of stock options	(10)	(6)
Excess tax benefit on exercise of stock options	13	7
Purchases of treasury stock and other	(13)	(2)

Cash Provided by Financing Activities	129	152

INCREASE IN CASH AND CASH EQUIVALENTS	10	246

Cash and Cash Equivalents, Beginning of Period	5	2

Cash and Cash Equivalents, End of Period	$15	$248

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(18)	$113
Other current assets	66	37
Other operating assets and liabilities	(4)	(2)
Current liabilities	14	15

	$58	$163

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.	Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2006, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2007 and our income and cash flows for the three months ended March 31, 2007 and 2006. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three-month periods ended March 31, 2007 and 2006 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $38 million at March 31, 2007 and $37 million at December 31, 2006.

As of March 31, 2007, capitalized costs totaled approximately $9 million for three exploratory wells completed more than one year ago and pending completion of pipelines to the well site. These exploratory wells are expected to be transferred to proved properties during the second quarter of 2007.

Our effective income tax rates for the three-month 2007 and 2006 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2.	Related Party Transactions

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment is expected to be paid in the second quarter of 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the expense will not be included as general and administrative expense until such time as the condition is satisfied which is also the time of the expected payments. Concurrently, our Chairman and Chief Executive Officer made a $3.2 million pledge for the same project. In return for these contributions, the Company and Mr. Simpson obtained naming rights for the building and certain facilities within the building.

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

(in millions)
Asset retirement obligation, December 31, 2006	$307

Revision in estimated cash flows	39
Liability incurred upon acquiring and drilling wells	9
Liability settled upon plugging and abandoning wells	(1)
Accretion of discount expense	5

Asset retirement obligation, March 31, 2007	$359
Less current portion	(5)

Asset retirement obligation, long term	$354

4.	Long-term Debt

Our long-term debt consists of the following:

(in millions)	March 31, 2007	December 31, 2006
Bank debt:
Commercial paper, 5.4% at March 31, 2007	$317	$159
Revolving credit agreement due April 1, 2012	—	—
Term loan due April 1, 2012, 5.7% at March 31, 2007	300	300
Senior notes:
7 1/2%, due April 15, 2012	350	350
6 1/4%, due April 15, 2013	400	400
4.9%, due February 1, 2014, net of discount	497	497
5%, due January 31, 2015, net of discount	350	350
5.3% due June 30, 2015, net of discount	399	399
5.65% due April 1, 2016, net of discount	400	400
6.1% due April 1, 2036, net of discount	596	596

Total long-term debt	$3,609	$3,451

Other than borrowings under our commercial paper program, no debt matures within five years. Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2012, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2012, we may renegotiate the commercial paper program, revolving credit agreement and term loan to increase the borrowing commitment and extend the maturity.

Commercial Paper

In March 2007, we increased our commercial paper program availability to $2.0 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On March 31, 2007, borrowings were $317 million at an interest rate of 5.4%.

Bank Debt

On March 31, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.68 billion net of our commercial paper borrowings. In March 2007, we amended this agreement to, among other things, increase the borrowing capacity to $2.0 billion, allow commitment increases up to an additional $1 billion, and increase our allowed debt-to-total capitalization ratio from 60% to 65%. Lenders also extended the maturity date on $1.765 billion of the facility for an additional year to April 1, 2012, with the remaining $235 million of the facility maturing on April 1, 2011. We have annual options to request successive one-year extensions. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see above).

In March 2007, we also amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity. The term loan now matures April 1, 2012.

We have unsecured and uncommitted lines of credit with commercial banks totaling $325 million. As of March 31, 2007, there were no borrowings under these lines.

5.	Income Tax

The current income tax provision exceeds our actual cash tax expense by the benefit realized upon exercise of stock options not expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $13 million for first quarter 2007 and $7 million for first quarter 2006.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of March 31, 2007, we did not have any unrecognized tax benefits, and no interest or penalties related to income tax reporting were recorded in the consolidated income statements or balance sheet. The Internal Revenue Service is currently in process of completing its examination of our federal income tax returns for 2003 and 2004. Additional federal tax resulting from this examination was fully accrued in our December 31, 2006 consolidated financial statements as current income tax payable. Under the proposed terms of the final settlement with the IRS, expected to occur in second quarter 2007, we will incur immaterial related interest expense and no penalties. Subsequent amendment of our state tax returns for these years is not expected to have a significant effect on our results of operations or financial position. Tax years 2003 and 2004 remain subject to examination by state jurisdictions, and subsequent years are open to both federal and state examination.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines for various terms through 2017. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of March 31, 2007, maximum commitments under our transportation contracts were as follows:

(in millions)
2007	$72
2008	103
2009	108
2010	106
2011	99
Remaining	463

$951

In December 2006, we entered into a ten-year firm transportation contract that commences upon completion of a new 502-mile pipeline spanning from southeast Oklahoma to east Alabama. Upon the pipeline’s completion, currently expected in first quarter 2009, we will transport gas volumes for a minimum transportation fee of $2 million per month plus fuel not to exceed 1.2%, depending on receipt point and other conditions. The potential effect of this agreement is not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipeline.

Drilling Contracts

As of March 31, 2007, we have contracts with various drilling contractors to use 73 drilling rigs with terms of up to three years and minimum future commitments of $148 million in 2007, $58 million in 2008 and $25 million in 2009. Early termination of these contracts at March 31, 2007 would have required us to pay maximum penalties of $120 million. We do not expect to pay any early termination penalties related to these contracts.

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

The components of derivative fair value (gain) loss in the consolidated income statements are:

(in millions)	Three Months Ended March 31
	2007	2006

Final settlement of Btu swap contracts	$—	$(16)
Change in fair value of other derivatives that do not qualify for hedge accounting	2	1
Ineffective portion of derivatives qualifying for hedge accounting	(14)	(17)

Derivative fair value (gain) loss	$(12)	$(32)

Derivative fair value (gain) loss comprises the following realized and unrealized components related to nonhedge derivatives and the ineffective portion of hedge derivatives:

(in millions)	Three Months Ended March 31
	2007	2006
Net cash received from counterparties	$(48)	$(33)
Non-cash change in derivative fair value	36	1

Derivative fair value (gain) loss	$(12)	$(32)

The estimated fair values of derivatives included in the consolidated balance sheets at March 31, 2007 and December 31, 2006 are summarized below. The decrease in the net derivative asset from December 31, 2006 to March 31, 2007 is primarily attributable to the effect of higher natural gas and crude oil prices and cash settlements of derivatives during the period.

(in millions)	March 31, 2007	December 31, 2006
Derivative Assets:
Fixed-price natural gas futures and swaps	$264	$669
Fixed-price crude oil futures and differential swaps	109	191
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(45)	(37)
Fixed-price crude oil futures and differential swaps	(6)	(1)

Net derivative asset	$322	$822

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of March 31, 2007 and December 31, 2006, our allowance for uncollectible receivables was $5 million.

8.	Commodity Sales Commitments

Our policy is to consider hedging a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management may enter into hedging agreements because of the benefits of more predictable, stable cash flows. See Note 7 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from both natural gas and crude oil sales through December 2008.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2007	April to December	900,000	$9.19
2008	January to December	300,000	$8.71

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2007	April	410,000	$0.35
	May	230,000	$0.45
	June to October	210,000	$0.47
	November to December	90,000	$0.39
2008	January to December	30,000	$0.39

(a)	Reductions to NYMEX gas prices for delivery location.

In first quarter 2007, net gains on futures and basis swap hedge contracts increased gas revenue by $114 million. In first quarter 2006, net gains on these contracts increased gas revenue by $179 million. As of March 31, 2007, an unrealized pre-tax derivative fair value gain of $220 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Of this fair value gain, $217 million is expected to be reclassified into earnings through March 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts and basis swap agreements related to April 2007 gas production increased gas revenue by approximately $49 million, or $1.22 per Mcf.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Average NYMEX Price per Bbl
2007	April to December	37,500	$74.40
2008	January to December	22,500	$74.26

We have entered crude sweet and sour differential swaps of $5.14 per Bbl for 20,000 Bbls per day of sour crude oil production for April to December 2007.

In first quarter 2007, net gains on futures, swaps and differential swap hedge contracts increased oil revenue by $50 million. In first quarter 2006, net losses on these contracts decreased oil revenue by $3 million. As of March 31, 2007, an unrealized pre-tax derivative fair value gain of $88 million, related to cash flow hedges of oil price risk, was recorded in accumulated other comprehensive income. Of this fair value gain, $65 million is expected to be reclassified into earnings through March 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts, swap agreements and differential swap contracts related to April 2007 production increased oil revenue by approximately $11 million, or $7.91 per Bbl.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 6), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2007	April	145,000	$0.73
	May	125,000	$0.68
	June to October	75,000	$0.68
	November to December	55,000	$0.61
2008	January to March	55,000	$0.61

(a)	Reductions to NYMEX gas prices for purchase location.

9.	Earnings per Share

The following reconciles earnings and shares used in the computation of basic and diluted earnings per share:

(in millions, except per share data)	Three Months Ended March 31
	2007			2006
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$383	366.7	$1.04	$467	363.9	$1.28

Effect of dilutive securities:
Stock awards	—	4.5		—	4.8
Warrants	—	1.0		—	0.8

Diluted	$383	372.2	$1.03	$467	369.5	$1.26

10.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended March 31
(in millions)	2007	2006
Net income	$383	$467

Other comprehensive income (loss):
Change in hedge derivative fair value	(296)	225
Realized gain on hedge derivative contract settlements reclassified into earnings from other comprehensive income (a)	(171)	(162)

Net unrealized hedge derivative gain (loss)	(467)	63
Income tax (expense) benefit	173	(23)

Total other comprehensive income (loss)	(294)	40

Total comprehensive income	$89	$507

(a)	For realized gains upon contract settlements, the reduction to comprehensive income is offset by contract proceeds generally recorded as oil and gas revenue.

11.	Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in millions)	2007	2006
Interest	$40	$37
Income tax	6	6

The accompanying consolidated statements of cash flows exclude the following non-cash stock award transactions (Note 12) during the three-month periods ended March 31, 2007 and 2006:

-	Vesting of 70,000 performance shares in 2007. No performance shares vested in the 2006 period.

-	Grants and immediate vesting of 20,000 unrestricted common shares to nonemployee directors in 2007 and 2006.

12.	Employee Benefit Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and related amounts for each three-month period:

	Three Months Ended March 31
(in millions)	2007	2006
Non-cash stock option compensation expense	$10	$3
Non-cash performance share and unrestricted share compensation expense	3	4
Non-cash restricted stock compensation expense	4	—
Related tax benefit recorded in income statement	6	2
Intrinsic value of stock option exercises	35	23
Excess income tax benefit on exercise of stock options (a)	13	7

(a)	Recorded as additional paid-in-capital

During the first three months of 2007, 47,000 stock options were granted to employees at a weighted average exercise price of $50.32 per share. A total of 1.1 million stock options were exercised at a weighted average exercise price of $20.58 per share. As a result of these exercises, outstanding common stock increased by 781,000 shares and stockholders’ equity increased by a net $18 million.

During the first three months of 2007, 70,000 performance shares vested. As of March 31, 2007, there were 71,000 performance shares outstanding with a vesting price of $65.00. In February 2007, nonemployee directors received in total a grant of 20,000 unrestricted common shares.

As of March 31, 2007, nonvested stock options had remaining unrecognized compensation expense of $40 million. Total deferred compensation at March 31, 2007 related to performance shares was $1 million and related to restricted shares was $42 million. For these nonvested stock awards, we estimate that stock incentive compensation for service periods after March 31, 2007 will be $32 million in 2007, $34 million in 2008 and $17 million in 2009. The weighted average remaining vesting period is 1.7 years for stock options, 1.6 years for performance shares and 2.6 years for restricted shares.

13.	Acquisitions

On June 30, 2006, we acquired Peak Energy Resources, Inc., which operated gas-producing properties and owned unproved properties in the Barnett Shale in the Fort Worth Basin. The total purchase price was estimated to be $108 million, which was primarily funded by issuance of 2.555 million shares of common stock valued at $102 million, $5 million cash for additional leasehold interests and $1 million cash for other transaction costs. After recording estimated deferred taxes of $36 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $53 million. The purchase price allocation is subject to adjustment, pending final determination of the tax bases and the fair value of certain assets acquired and liabilities assumed.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of March 31, 2007, the related consolidated income statements for the three-month periods ended March 31, 2007 and 2006, and the consolidated cash flow statements for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of XTO Energy Inc. as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2006 Annual Report on Form 10-K, and in our report dated February 28, 2007, we expressed an unqualified opinion on those statements. Our report on those statements referred to a change in accounting for share-based payments in 2006. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2006 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Dallas, Texas

May 4, 2007

It em 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2006 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended March 31
	2007	2006	Increase (Decrease)
Total production
Gas (Mcf)	113,716,285	101,340,419	12%
Natural gas liquids (Bbls)	973,006	1,001,332	(3%)
Oil (Bbls)	4,108,425	4,010,633	2%
Mcfe	144,204,871	131,412,209	10%

Average daily production
Gas (Mcf)	1,263,514	1,126,005	12%
Natural gas liquids (Bbls)	10,811	11,126	(3%)
Oil (Bbls)	45,649	44,563	2%
Mcfe	1,602,276	1,460,136	10%

Average sales price
Gas per Mcf	$7.37	$9.08	(19%)
Natural gas liquids per Bbl	$35.97	$34.76	3%
Oil per Bbl	$66.62	$56.98	17%

Average sales price before hedging
Gas per Mcf	$6.36	$7.32	(13%)
Natural gas liquids per Bbl	$35.97	$34.76	3%
Oil per Bbl	$54.35	$57.84	(6%)

Average NYMEX prices
Gas per MMBtu	$6.77	$8.98	(25%)
Oil per Bbl	$58.33	$63.41	(8%)

Bbl – Barrel

Mcf – Thousand cubic feet

Mcfe – Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu – One million British Thermal Units, a common energy measurement

Gas and oil production increased from the first quarter of 2006 to 2007 primarily because of development activity and acquisitions, partially offset by natural decline. Natural gas liquids production slightly decreased over these periods primarily due to weather-related problems and ethane rejection, which generally lowers natural gas liquids production.

Gas prices decreased from first quarter 2006 to first quarter 2007 primarily due to the effect of 2005 Gulf of Mexico hurricanes on first quarter 2006 gas prices, versus the absence of 2006 Gulf of Mexico hurricane activity affecting first quarter 2007 gas prices. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and liquified natural gas imports. Natural gas prices are expected to remain volatile. The NYMEX price for April 2007 was $7.56 per MMBtu. At April 30, 2007, the average NYMEX futures price for the following twelve months was $8.79 per MMBtu.

Average oil sales prices before hedging and average NYMEX oil prices decreased from first quarter 2006 to first quarter 2007 primarily because of warmer-than-normal temperatures in January 2007. With the onset of colder temperatures in February 2007 and because of rising tension in the Middle East, recent NYMEX oil prices have fluctuated between $60 and $66 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for April 2007 was $64.21 per Bbl. At April 30, 2007, the average NYMEX futures price for the following twelve months was $69.44 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from both natural gas and crude oil sales through December 2008; see Note 8 to Consolidated Financial Statements.

Results of Operations

Quarter Ended March 31, 2007 Compared with Quarter Ended March 31, 2006

Net income for first quarter 2007 was $383 million compared to $467 million for first quarter 2006. First quarter 2007 earnings include the net after-tax effects of a $23 million non-cash change in derivative fair value loss. First quarter 2006 earnings include the net after-tax effects of a less than $1 million non-cash change in derivative fair value loss.

Total revenues for first quarter 2007 were $1.17 billion, a 4% decrease from first quarter 2006 revenues of $1.22 billion. Operating income for the quarter was $647 million, a 16% decrease from first quarter 2006 operating income of $769 million. Gas and natural gas liquids revenues decreased $83 million (9%) because of the 19% decrease in gas prices and the 3% decrease in natural gas liquids volumes, partially offset by the 12% increase in gas volumes and the 3% increase in natural gas liquids prices. Oil revenue increased $46 million (20%) because of the 17% increase in oil prices and the 2% increase in production.

First quarter 2007 gas gathering, processing and marketing activities resulted in a net contribution of $3 million compared to a net contribution of $27 million in the 2006 period. The decreased net contribution was primarily due to decreased margins on natural gas sales and lower prices as well as higher costs as a result of higher throughput volumes.

Expenses for first quarter 2007 totaled $522 million, a 17% increase from first quarter 2006 expenses of $446 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $5 million (4%) primarily because of increased overall production. Taxes, transportation and other decreased $23 million (22%) from the first quarter of 2006 primarily because of lower product prices and the benefit of reduced production tax rates on new drill wells. Depreciation, depletion and amortization increased $44 million (22%) because of increased production and higher acquisition, development and facility costs. General and administrative expense increased $16 million (40%) because of a $10 million increase in non-cash incentive award compensation and increased other general and administrative expense primarily due to higher employee expenses related to Company growth.

The derivative fair value gain for first quarter 2007 was $12 million compared to a derivative fair value gain of $32 million for first quarter 2006. The gain in first quarter 2007 is primarily related to the ineffective portion of hedge derivatives. The gain in first quarter 2006 is primarily related to the ineffective portion of hedge derivatives and a $16 million gain on the final settlement of the Btu swap contracts. See Note 7 to Consolidated Financial Statements. Interest expense increased $6 million (15%) primarily because of a 15% increase in weighted average borrowings incurred primarily to fund acquisitions.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2007	2006	Increase (Decrease)
Production	$0.89	$0.94	(5%)
Taxes, transportation and other	$0.57	$0.79	(28%)
Depreciation, depletion and amortization (DD&A)	$1.66	$1.49	11%
General and administrative (G&A):
Non-cash stock incentive compensation	$0.12	$0.06	100%
All other G&A	$0.27	$0.25	8%
Interest	$0.32	$0.32	—

The following are explanations of variances of expenses on an Mcfe basis:

Production expenses – Decreased production expense is primarily because of decreased workover costs, labor and electricity costs as well as lower cost of gas used for fuel, partially offset by increased maintenance costs.

Taxes, transportation and other – Most of these expenses vary with product prices. Decreased taxes, transportation and other expense is primarily because of lower product prices and the benefit of reduced production tax rates on new drill wells.

DD&A – Increased DD&A is primarily because of higher acquisition, development and infrastructure costs per Mcfe.

G&A – Increased stock incentive compensation is related to additional incentive award grants since last year including restricted stock awards granted in November 2006 and accelerated vesting of options due to our common stock price closing above specified target prices. Other G&A expense increased primarily because of higher employee expenses related to Company growth.

Interest – Interest expense was flat because an increase in weighted average borrowings to fund recent acquisitions was offset by increased production.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $851 million for first quarter 2007, compared with $963 million for the same 2006 period. Decreased first quarter cash provided by operating activities is primarily because of a lower benefit from changes in operating assets and liabilities of $58 million in first quarter 2007 compared to $163 million in first quarter 2006. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $2 million in first quarter 2007 and $3 million in first quarter 2006.

During the quarter ended March 31, 2007, cash provided by operating activities of $851 million and net debt proceeds of $158 million were used to fund net property acquisitions, development costs and other net capital additions of $970 million and dividends of $33 million. The resulting increase in cash and cash equivalents for the period was $10 million.

Total current assets decreased $500 million during the first quarter of 2007 primarily because of a $462 million decrease in derivative fair value as a result of higher natural gas and crude oil prices and cash settlements of derivatives during the period. Also, current income taxes receivable decreased $66 million. Total current liabilities decreased $123 million during the first quarter of 2007 primarily because of a $164 million decrease in deferred income taxes payable primarily due to the decrease in derivative fair value. This decrease was partially offset by a $21 million increase in current income tax payable and a $13 million increase in derivative fair value liabilities due to the effect of higher natural gas prices.

Working capital decreased $377 million from $345 million at December 31, 2006 to a negative position of $32 million at March 31, 2007. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital decreased $66 million from a negative position of $159 million at December 31, 2006 to a negative position of $225 million at March 31, 2007.

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

Acquisitions and Development

Exploration and development expenditures for the first three months of 2007 were $601 million, compared with $479 million for the first three months of 2006. Expenditures are currently being incurred at a rate consistent with our $2.4 billion budget for the 2007 development and exploration program. We will be assessing the level of our development expenditures during the year and we may revise our capital budget. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

Property acquisitions for the first three months of 2007 were $235 million, compared with $332 million for the first three months of 2006. The 2007 property acquisitions include bolt-on acquisitions of additional properties, mineral interests and undeveloped leasehold primarily in our Eastern and North Texas regions.

We will continue to evaluate additional acquisition opportunities during 2007. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Property acquisitions during 2007 may alter the amount currently budgeted for development and exploration. Our expenditures for acquisitions, development and exploration will be adjusted throughout 2007 to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs in the event of significant changes in oil and gas prices.

Through the first three months of 2007, we participated in drilling approximately 210 gas wells and 23 oil wells and performed 152 workovers. Our drilling activity for the year to date was concentrated in East Texas, the Barnett Shale and the San Juan Basin. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

In March 2007, we increased our commercial paper program availability to $2.0 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On March 31, 2007, borrowings were $317 million at an interest rate of 5.4%.

On March 31, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.68 billion net of our commercial paper borrowings. In March 2007, we amended this agreement to, among other things, increase the borrowing capacity to $2.0 billion, allow commitment increases up to an additional $1 billion, and increase our allowed debt-to-total capitalization ratio from 60% to 65%. Lenders also extended the maturity date on $1.765 billion of the facility for an additional year to April 1, 2012, with the remaining $235 million of the facility maturing on April 1, 2011. We have annual options to request successive one-year extensions. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see above).

In March 2007, we also amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity. The term loan now matures April 1, 2012.

We have unsecured and uncommitted lines of credit with commercial banks totaling $325 million. As of March 31, 2007, there were no borrowings under these lines.

Stockholders’ equity at March 31, 2007 increased $79 million from year-end because of earnings of $383 million for the three months ended March 31, 2007 and an increase in common stock and additional paid-in capital of $36 million primarily related to the exercise of stock options and non-cash incentive compensation expense, partially offset by a decrease in accumulated other comprehensive income of $294 million and common stock dividends declared of $44 million. The decrease in accumulated other comprehensive income was attributable to increased natural gas and crude oil prices and cash settlements of hedge derivatives during the first three months of 2007.

See Note 4 to Consolidated Financial Statements.

Dividends

In February 2007, the Board of Directors increased the dividend rate 33% by declaring a first quarter 2007 dividend of $0.12 per share payable April 13, 2007 to stockholders of record on March 30, 2007.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of March 31, 2007. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2007	2008	2009	2010	2011	After 2011
Long-term debt	$3,609	$—	$—	$—	$—	$—	$3,609
Operating leases	108	21	24	20	16	11	16
Drilling contracts	231	148	58	25	—	—	—
Purchase commitments	77	57	20	—	—	—	—
Transportation contracts	951	72	103	108	106	99	463
Derivative contract liabilities at March 31, 2007 fair value	51	37	14	—	—	—	—

Total	$5,027	$335	$219	$153	$122	$110	$4,088

Long-Term Debt. At March 31, 2007, borrowings were $317 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2012, the $317 million outstanding under the commercial paper program is reflected in the table above as due in 2012. Borrowings of $300 million under our term bank facility are due in April 2012, and our senior notes, totaling $2.99 billion at March 31, 2007, are due 2012 through 2036. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

Transportation Contracts. We have entered firm transportation contracts with various pipelines for various terms through 2017. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under these firm transportation contracts, therefore avoiding payment for deficiencies.

In December 2006, we entered into a ten-year firm transportation contract that commences upon completion of a new 502-mile pipeline spanning from southeast Oklahoma to east Alabama. Upon the pipeline’s completion, currently expected in first quarter 2009, we will transport gas volumes for a minimum transportation fee of $2 million per month plus fuel not to exceed 1.2%, depending on receipt point and other conditions. The potential effect of this agreement is not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipeline.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of March 31, 2007, the fixed prices specified by these contracts generally exceeded market prices, resulting in a net derivative fair value current asset of $292 million and a long-term asset of $30 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of March 31, 2007, the current liability related to such contracts was $50 million and the long-term liability was $1 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 7 to Consolidated Financial Statements.

Accounting Pronouncements

In July 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109, was issued. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. The provisions of FIN No. 48 were adopted effective January 1, 2007. The adoption of FIN No. 48 did not have a significant effect on our reported financial position or earnings. See Note 5 to Consolidated Financial Statements.

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 159 has not been determined, but it is not expected to have a significant effect on reported financial position or earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters, competition and assumptions related to the expensing of stock options and performance shares. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

Among the factors that could cause actual results to differ materially are:

–	changes in commodity prices,

–	higher than expected costs and expenses, including production, drilling and well equipment costs,

–	potential delays or failure to achieve expected production from existing and future exploration and development projects,

–	basis risk and counterparty credit risk in executing commodity price risk management activities,

–	potential liability resulting from pending or future litigation,

–	changes in interest rates,

–	competition in the oil and gas industry as well as competition from other sources of energy, and

–	general domestic and international economic and political conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2006 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2007, our variable rate debt had a carrying value of $617 million, which approximated its fair value, and our fixed rate debt had a carrying value of $2.99 billion and an approximate fair value liability of $2.97 billion. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2007, the fair value of our fixed rate debt would change by approximately $216 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our crude oil and natural gas sales. As of March 31, 2007, outstanding gas futures contracts, swap agreements and gas sell basis swap agreements had a net fair value gain of $217 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $213 million in the fair value of these instruments at March 31, 2007. As of March 31, 2007, outstanding gas purchase basis swap agreements had a net fair value gain of $2 million. Changes in fair value of these gas purchase basis swap agreements are included in derivative fair value (gain) loss. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $1 million in the fair value of these gas purchase basis swap agreements at March 31, 2007. As of March 31, 2007, outstanding oil futures contracts and differential swaps had a net fair value gain of $103 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $119 million in the fair value of these oil futures and differential swaps at March 31, 2007. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

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

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods required and that this information is accumulated and communicated to allow timely decisions regarding required disclosures.

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

P A R T    I  I.    O T H E R    I N F O R M A T I O N

Item 1.

Not applicable.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during first quarter 2007:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	21,899		$50.46	—

February	40,548		$51.26	—

March	114,137		$54.47	—

Total	176,584	(2)	$53.24	—	17,766,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.

(2)	Does not include restricted share forfeitures. Includes 20,989 shares of common stock purchased during the quarter from employees in connection with the settlement of income tax withholding obligations upon vesting of performance shares under the 2004 Stock Incentive Plan. Also includes 155,595 shares of common stock delivered or attested to in satisfaction of the exercise price upon the exercise of employee stock options under both the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common stock.

Items 3. through 5.

Not applicable.

Item 6.	Exhibits

Exhibit Number and Description

10.1	Third Amendment to 5-Year Revolving Credit Agreement dated March 19, 2007 between the Company and certain commercial banks names therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2007)

10.2	Third Amendment to Term Loan Agreement dated March 19, 2007 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 23, 2007)

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: May 7, 2007	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/S/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page

10.1	Third Amendment to 5-Year Revolving Credit Agreement dated March 19, 2007 between the Company and certain commercial banks names therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2007)

10.2	Third Amendment to Term Loan Agreement dated March 19, 2007 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 23, 2007)

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002