Form 10-Q
period 2007-06-30
XTO ENERGY INC
filed 2007-08-07
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer  ☒     Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of June 30, 2007
Common stock, $.01 par value	385,824,055

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended June 30, 2007

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
(in millions, except shares)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$742	$5
Accounts receivable, net	744	656
Derivative fair value	381	804
Current income tax receivable	11	66
Other	60	54

Total Current Assets	1,938	1,585

Property and Equipment, at cost – successful efforts method:
Proved properties	14,165	12,369
Unproved properties	405	414
Other	1,030	799

Total Property and Equipment	15,600	13,582
Accumulated depreciation, depletion and amortization	(3,250)	(2,758)

Net Property and Equipment	12,350	10,824

Other Assets:
Derivative fair value	35	56
Acquired gas gathering contracts, net of accumulated amortization	117	121
Goodwill	215	215
Other	97	84

Total Other Assets	464	476

TOTAL ASSETS	$14,752	$12,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$977	$912
Payable to royalty trusts	23	23
Derivative fair value	17	37
Deferred income tax payable	124	263
Other	6	5

Total Current Liabilities	1,147	1,240

Long-term Debt	3,552	3,451

Other Liabilities:
Derivative fair value	11	1
Deferred income taxes payable	2,222	1,978
Asset retirement obligation	371	303
Other	49	47

Total Other Liabilities	2,653	2,329

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 389,791,116 and 371,473,935 shares issued)	4	4
Additional paid-in capital	3,123	2,058
Treasury stock, at cost (3,967,061 and 3,919,872 shares)	(126)	(125)
Retained earnings	4,166	3,442
Accumulated other comprehensive income	233	486

Total Stockholders’ Equity	7,400	5,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,752	$12,885

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2007	2006	2007	2006
REVENUES
Gas and natural gas liquids	$1,019	$788	$1,891	$1,743
Oil and condensate	281	256	555	484
Gas gathering, processing and marketing	30	22	52	53
Other	(1)	—	—	1

Total Revenues	1,329	1,066	2,498	2,281

EXPENSES
Production	146	119	275	243
Taxes, transportation and other	107	86	188	190
Exploration	7	3	11	9
Depreciation, depletion and amortization	265	211	505	407
Accretion of discount in asset retirement obligation	6	4	11	8
Gas gathering and processing	22	10	41	14
General and administrative	52	75	108	115
Derivative fair value (gain) loss	(1)	(18)	(13)	(50)

Total Expenses	604	490	1,126	936

OPERATING INCOME	725	576	1,372	1,345

OTHER (INCOME) EXPENSE
Gain on distribution of royalty trust units	—	(469)	—	(469)
Interest expense, net	47	46	94	87

Total Other (Income) Expense	47	(423)	94	(382)

INCOME BEFORE INCOME TAX	678	999	1,278	1,727

INCOME TAX
Current	101	329	207	466
Deferred	145	73	256	197

Total Income Tax Expense	246	402	463	663

NET INCOME	$432	$597	$815	$1,064

EARNINGS PER COMMON SHARE
Basic	$1.16	$1.64	$2.21	$2.93

Diluted	$1.14	$1.62	$2.17	$2.88

DIVIDENDS DECLARED PER COMMON SHARE
Cash	$0.12	$0.075	$0.24	$0.15

Distribution of royalty trust units	$—	$1.687	$—	$1.687

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	371.9	363.8	369.4	363.8

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
(in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$815	$1,064
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	505	407
Accretion of discount in asset retirement obligation	11	8
Non-cash incentive compensation	30	50
Dry hole expense	8	4
Gain on distribution of royalty trust units	—	(469)
Deferred income tax	256	197
Non-cash change in derivative fair value	36	(18)
Other non-cash items	1	8
Changes in operating assets and liabilities (a)	(11)	125

Cash Provided by Operating Activities	1,651	1,376

INVESTING ACTIVITIES
Property acquisitions, including acquisitions of corporations	(469)	(396)
Development costs, capitalized exploration costs and dry hole expense	(1,228)	(1,014)
Other property and asset additions	(272)	(130)

Cash Used by Investing Activities	(1,969)	(1,540)

FINANCING ACTIVITIES
Proceeds from long-term debt	1,965	2,796
Payments on long-term debt	(1,865)	(2,478)
Dividends	(77)	(54)
Senior note offering and debt costs	(1)	(9)
Common stock offering proceeds	1,009	—
Proceeds from exercise of stock options	22	11
Payments upon exercise of stock options	(14)	(33)
Excess tax benefit on exercise of stock options	17	33
Purchases of treasury stock and other	(1)	(96)

Cash Provided by Financing Activities	1,055	170

INCREASE IN CASH AND CASH EQUIVALENTS	737	6
Cash and Cash Equivalents, Beginning of Period	5	2

Cash and Cash Equivalents, End of Period	$742	$8

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(88)	$159
Other current assets	50	23
Other operating assets and liabilities	(8)	(8)
Current liabilities	35	(49)

	$(11)	$125

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1.	Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2006, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2007, our income for the three and six months ended June 30, 2007 and 2006 and cash flows for the six months ended June 30, 2007 and 2006. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and six-month periods ended June 30, 2007 and 2006 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $42 million at June 30, 2007 and $37 million at December 31, 2006.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2.	Related Party Transactions

In June 2007, we paid $1.6 million to a division of a firm, affiliated with one of our directors, for services provided as one of 18 co-managers on our June 2007 common stock offering (see Note 9).

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment was made May 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the first payment is included as general and administrative expense in second quarter 2007. However, the second payment will not be made and included in general and administrative expense until the condition is satisfied. Concurrently, our Chairman and Chief Executive Officer made a $3.2 million pledge for the same project. In return for these contributions, the Company and Mr. Simpson obtained naming rights for the building and certain facilities within the building.

3.	Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the six months ended June 30, 2007:

(in millions)
Asset retirement obligation, December 31, 2006	$307
Revision in estimated cash flows	39
Liability incurred upon acquiring and drilling wells	20
Liability settled upon plugging and abandoning wells	(1)
Accretion of discount expense	11

Asset retirement obligation, June 30, 2007	376
Less current portion	(5)

Asset retirement obligation, long-term	$371

4.	Long-term Debt

Our long-term debt consists of the following:

(in millions)	June 30, 2007	December 31, 2006
Bank debt:
Commercial paper, 5.4% at June 30, 2007	$259	$159
Revolving credit agreement due April 1, 2012	—	—
Term loan due April 1, 2012, 5.7% at June 30, 2007	300	300
Senior notes:
7.5%, due April 15, 2012	350	350
6.25%, due April 15, 2013	400	400
4.9%, due February 1, 2014, net of discount	498	497
5%, due January 31, 2015, net of discount	350	350
5.3%, due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	400
6.1%, due April 1, 2036, net of discount	596	596

Total long-term debt	$3,552	$3,451

Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2012, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2012, we may renegotiate the revolving credit agreement and term loan to increase the borrowing commitment and/or extend the maturity.

Commercial Paper

In March 2007, we increased our commercial paper program availability to $2.0 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On June 30, 2007, borrowings were $259 million at an interest rate of 5.4%.

Bank Debt

On June 30, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.74 billion net of our commercial paper borrowings. In March 2007, we amended this agreement to, among other things, increase the borrowing capacity to $2.0 billion, allow commitment increases up to an additional $1 billion, and increase our allowed debt-to-total capitalization ratio from 60% to 65%. The maturity date on $1.855 billion of the facility is now April 1, 2012, with the remaining $145 million of the facility maturing on April 1, 2011. We have annual options to request successive one-year extensions. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see above).

In March 2007, we also amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity. The term loan now matures April 1, 2012.

We have unsecured and uncommitted lines of credit with commercial banks totaling $325 million. As of June 30, 2007, there were no borrowings under these lines.

See Note 15.

5.	Income Tax

The current income tax provision exceeds our actual cash tax expense by the benefit realized upon exercise of stock options not expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $17 million for the first six months of 2007 and $33 million for first six months of 2006.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of June 30, 2007, we did not have any unrecognized tax benefits.

In second quarter 2007, the Internal Revenue Service completed its examination of our federal income tax returns for 2003 and 2004. Additional federal tax resulting from this examination was fully accrued in our December 31, 2006 consolidated financial statements as current income tax payable. Under the terms of the final settlement with the IRS, we incurred immaterial interest expense and no penalties. Subsequent amendment of our state tax returns for these years is not expected to have a significant effect on our results of operations or financial position. Tax years 2003 and 2004 remain subject to examination by state jurisdictions, and subsequent years are open to both federal and state examination.

Our effective income tax rates for the three- and six-month 2007 and 2006 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines for various terms through 2017. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of June 30, 2007, maximum commitments under our transportation contracts were as follows:

(in millions)
2007	$49
2008	101
2009	106
2010	105
2011	100
Remaining	446

$907

In December 2006, we entered into a ten-year firm transportation contract that commences upon completion of a new 502-mile pipeline spanning from southeast Oklahoma to east Alabama. Upon the pipeline’s completion, currently expected in first quarter 2009, we will transport gas volumes for a minimum transportation fee of $2 million per month plus fuel not to exceed 1.2% of the sales price, depending on receipt point and other conditions. The potential effect of this agreement is not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipeline.

Drilling Contracts

As of June 30, 2007, we have contracts with various drilling contractors to use 81 drilling rigs with terms of up to three years and minimum future commitments of $123 million in 2007, $84 million in 2008, $34 million in 2009 and $4 million in 2010. The estimated effect of early termination of these contracts at June 30, 2007 would have required us to pay maximum penalties of $120 million. We do not expect to pay any early termination penalties related to these contracts.

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

The components of derivative fair value (gain) loss in the consolidated income statements are:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006
Final settlement of Btu swap contracts	$—	$—	$—	$(16)
Change in fair value of other derivatives that do not qualify for hedge accounting	1	(1)	3	—
Ineffective portion of derivatives qualifying for hedge accounting	(2)	(17)	(16)	(34)

Derivative fair value (gain) loss	$(1)	$(18)	$(13)	$(50)

Derivative fair value (gain) loss comprises the following realized and unrealized components related to nonhedge derivatives and the ineffective portion of hedge derivatives:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006
Net cash (received from) paid to counterparties	$(1)	$1	$(49)	$(32)
Non-cash change in derivative fair value	—	(19)	36	(18)

Derivative fair value (gain) loss	$(1)	$(18)	$(13)	$(50)

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2007 and December 31, 2006 are summarized below. The decrease in the net derivative asset from December 31, 2006 to June 30, 2007 is primarily attributable to the effect of higher natural gas prices and cash settlements of derivatives during the period.

(in millions)	June 30, 2007	December 31, 2006
Derivative Assets:
Fixed-price natural gas futures and swaps	$373	$669
Fixed-price crude oil futures and differential swaps	43	191
Derivative Liabilities:
Fixed-price natural gas futures and swaps	(23)	(37)
Fixed-price crude oil futures and differential swaps	(5)	(1)

Net derivative asset	$388	$822

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of June 30, 2007 and December 31, 2006, our allowance for uncollectible receivables was $5 million.

8.	Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of predictable, stable cash flows. See Note 7 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from natural gas sales and crude oil sales through December 2008.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2007	July to December	900,000	$9.19
2008	January to December	400,000	$8.80

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2007	July	545,000	$0.25
	August	585,000	$0.27
	September to October	555,000	$0.27
	November to December	455,000	$0.20
2008	January to March (b)	380,000	$0.49
	April to December (b)	140,000	$1.10
2009	January to December (b)	110,000	$1.29
2010	January to December	10,000	$0.27

(a)	Reductions to NYMEX gas prices for delivery location.
(b)	2008 and 2009 amounts include 100,000 Mcf per day at $1.39 to be delivered in the Rocky Mountain Region.

In the first six months of 2007, net gains on futures and basis swap hedge contracts increased gas revenue by $233 million. In first six months of 2006, net gains on these contracts increased gas revenue by $274 million. As of June 30, 2007, an unrealized pre-tax derivative fair value gain of $342 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Of this fair value gain, $327 million is expected to be reclassified into earnings through June 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Average NYMEX Price per Bbl
2007	July to December	37,500	$74.40
2008	January to December	22,500	$74.26

We have entered crude sweet and sour differential swaps of $5.14 per Bbl for 20,000 Bbls per day of sour crude oil production for July to December 2007, and $4.00 per Bbl for 10,000 Bbls per day of sour crude oil production for January to December 2008.

In the first six months of 2007, net gains on futures, swaps and differential swap hedge contracts increased oil revenue by $81 million. In first six months of 2006, net losses on these contracts decreased oil revenue by $17 million. As of June 30, 2007, an unrealized pre-tax derivative fair value gain of $30 million, related to cash flow hedges of oil price risk, was recorded in accumulated other comprehensive income. Of this fair value gain, $24 million is expected to be reclassified into earnings through June 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 6), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2007	July	105,000	$0.70
	August	165,000	$0.62
	September to October	128,000	$0.71
	November to December	78,000	$0.64
2008	January to March	75,000	$0.64

(a)	Reductions to NYMEX gas prices for purchase location.

9.	Equity

In June 2006, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities or common stock. The securities are offered at prices and on terms determined at the time of sale. Net proceeds from the sale of such securities are used for general corporate purposes, including the reduction of bank debt.

In June 2007, we completed a public offering of 17.25 million common shares at $60.50 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc. (See Note 15).

See Note 13.

10.	Earnings per Common Share

The following reconciles earnings and shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30
(in millions, except per share data)	2007			2006
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share

Basic	$432	371.9	$1.16	$597	363.8	$1.64

Effect of dilutive securities:
Stock options	—	5.4		—	4.8
Warrants	—	1.2		—	0.7

Diluted	$432	378.5	$1.14	$597	369.3	$1.62

	Six Months Ended June 30
	2007			2006
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$815	369.4	$2.21	$1,064	363.8	$2.93

Effect of dilutive securities:
Stock options	—	4.9		—	4.9
Warrants	—	1.1		—	0.7

Diluted	$815	375.4	$2.17	$1,064	369.4	$2.88

11.	Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006
Net income	$432	$597	$815	$1,064

Other comprehensive income (loss):
Change in hedge derivative fair value	226	231	(70)	456
Realized gain on hedge derivative contracts settlements reclassified into earnings from other comprehensive income (a)	(161)	(84)	(332)	(246)

	65	147	(402)	210
Income tax (expense) benefit	(24)	(53)	149	(76)

Total other comprehensive income (loss)	41	94	(253)	134

Total comprehensive income	$473	$691	$562	$1,198

(a)	For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as additional oil and gas revenue.

12.	Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Six Months Ended June 30
(in millions)	2007	2006
Interest	$102	$80
Income tax	$135	$411

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the six-month periods ended June 30, 2007 and 2006:

-	Vesting of 70,000 performance shares and forfeitures of 10,000 performance shares in 2007. Grants of 148,000 performance shares in 2006. No performance shares were granted in the 2007 period and no performance shares vested or were forfeited in the 2006 period (Note 13).

-	Grants and immediate vesting of 20,000 unrestricted common shares to nonemployee directors in 2007 and 2006 (Note 13).

-	Grants of 5,000 restricted shares and forfeitures of 16,000 restricted shares in 2007. No restricted shares were granted or forfeited in the 2006 period (Note 13).

-	Distribution of 21.7 million Hugoton Royalty Trust units as a dividend to common stockholders in May 2006.

-	Non-cash components of the June 2006 Peak Energy Resources acquisition purchase price, including issuance of 2.555 million shares of common stock and assumption of other liabilities (Note 14).

13.	Employee Benefit Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and related amounts for the three- and six-month 2007 and 2006 periods:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2007	2006	2007	2006
Non-cash stock option compensation expense	$9	$40	$19	$43
Non-cash performance share and unrestricted share compensation expense	—	3	3	7
Non-cash restricted stock compensation expense	4	—	8	—
Related tax benefit recorded in income statement	5	16	11	18
Intrinsic value of stock option exercises	13	76	48	95
Excess income tax benefit on exercise of stock options (a)	4	26	17	33
(a) Recorded as additional paid-in-capital

During the first six months of 2007, 122,000 stock options were granted to employees at a weighted average exercise price of $53.20 per share. A total of 1.5 million stock options were exercised at a weighted average exercise price of $21.55 per share. As a result of these exercises, outstanding common stock increased by 1,042,000 shares and stockholders’ equity increased by a net $25 million.

During the first six months of 2007, 70,000 performance shares vested and 10,000 performance shares were forfeited. As of June 30, 2007, there were 65,000 performance shares outstanding with a vesting price of $65.00. In February 2007, nonemployee directors received in total a grant of 20,000 unrestricted common shares.

As of June 30, 2007, nonvested stock options had remaining unrecognized compensation expense of $33 million. Total deferred compensation at June 30, 2007 related to performance shares was $1 million and related to restricted shares was $38 million. For these nonvested stock awards, we estimate that stock incentive compensation for service periods after June 30, 2007 will be $20 million in 2007, $34 million in 2008 and $18 million in 2009. The weighted average remaining vesting period is 1.4 years for stock options, 1.4 years for performance shares and 2.4 years for restricted shares.

14.	Acquisitions

On June 30, 2006, we acquired Peak Energy Resources, Inc., which operated gas-producing properties and owned unproved properties in the Barnett Shale in the Fort Worth Basin. The total purchase price was $108 million, which was primarily funded by issuance of 2.555 million shares of common stock valued at $102 million, $5 million cash for additional leasehold interests and $1 million cash for other transaction costs. After recording estimated deferred taxes of $36 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $53 million.

15.	Subsequent Events

In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. The 5.9% senior notes were issued at 99.864% of par to yield 5.931% to maturity. The 6.25% senior notes were issued at 99.71% of par to yield 6.289% to maturity. The 6.75% senior notes were issued at 99.881% of par to yield 6.759% to maturity. Interest is payable on each series of notes on February 1 and August 1 of each year, beginning February 1, 2008. Net proceeds of $1.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. (see below).

In July 2007, we paid $352,625 to a division of a firm, affiliated with one of our directors, for services provided as one of 19 co-managers on our July 2007 $1.25 billion senior note offering.

On July 31, 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion, subject to typical post-closing adjustments. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 17.25 million shares of our common stock in June 2007 for net proceeds of $1.0 billion (Note 9), the issuance of $1.25 billion of senior notes and with borrowings under our commercial paper program.

In conjunction with our announcement of the Dominion acquisition, we disclosed our intent to review our entire portfolio of producing properties, including those acquired in the acquisition, for selective inclusion in a master limited partnership to be formed by us with an initial capitalization of over $500 million. We are in the early stages of evaluating the benefits of such a transaction. Any decision to pursue it will depend on the outcome of our consideration of a number of factors, and we cannot be sure that we will form a master limited partnership or that any properties we acquired in the acquisition will be included.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2007, and the related consolidated income statements for the three- and six-month periods ended June 30, 2007 and 2006, and the consolidated cash flow statements for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

August 6, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2006 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Total production
Gas (Mcf)	121,104,148	106,888,797	13%	234,820,433	208,229,216	13%
Natural gas liquids (Bbls)	1,382,296	1,065,747	30%	2,355,302	2,067,079	14%
Oil (Bbls)	4,190,662	4,109,431	2%	8,299,087	8,120,064	2%
Mcfe	154,541,896	137,939,865	12%	298,746,767	269,352,074	11%

Average daily production
Gas (Mcf)	1,330,815	1,174,602	13%	1,297,350	1,150,438	13%
Natural gas liquids (Bbls)	15,190	11,712	30%	13,013	11,420	14%
Oil (Bbls)	46,051	45,159	2%	45,851	44,862	2%
Mcfe	1,698,263	1,515,823	12%	1,650,535	1,488,133	11%

Average sales price
Gas per Mcf	$7.94	$6.99	14%	$7.66	$8.00	(4)%
Natural gas liquids per Bbl	$41.20	$38.53	7%	$39.04	$36.70	6%
Oil per Bbl	$67.03	$62.25	8%	$66.82	$59.64	12%

Average sales price before hedging
Gas per Mcf	$6.95	$6.10	14%	$6.67	$6.69	—
Natural gas liquids per Bbl	$41.20	$38.53	7%	$39.04	$36.70	6%
Oil per Bbl	$59.82	$65.47	(9)%	$57.11	$61.70	(7)%

Average NYMEX prices
Gas per MMBtu	$7.55	$6.79	11%	$7.16	$7.88	(9)%
Oil per Bbl	$65.08	$70.66	(8)%	$61.71	$67.04	(8)%

Bbl—Barrel

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu—One million British Thermal Units, a common energy measurement

Production increases from 2006 to 2007 for the three- and six-month periods are primarily because of development activity and acquisitions, partially offset by natural decline.

Realized gas prices and average NYMEX gas prices decreased from year-to-date 2006 to 2007 primarily due to the effect of 2005 Gulf of Mexico hurricanes on 2006 gas prices, versus the absence of 2006 Gulf of Mexico hurricane activity affecting 2007 gas prices. Prices will continue to be affected by weather, the U.S. economy, the level of North American production and liquified natural gas imports. Natural gas prices are expected to remain volatile. The NYMEX price for July 2007 was $6.93 per MMBtu. At July 31, 2007, the average NYMEX futures price for the following twelve months was $7.89 per MMBtu.

Average oil sales prices before hedging and average NYMEX oil prices decreased from 2006 to 2007 primarily because of higher oil prices in 2006 as a result of 2005 Gulf of Mexico hurricanes, supply shortage concerns and inadequate sour crude refining capacity. Recent NYMEX oil prices have fluctuated between $70.00 and $79.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for July 2007 was $74.13 per Bbl. At July 31, 2007, the average NYMEX futures price for the following twelve months was $75.19 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our oil and gas production. We have hedged a portion of our exposure to variability in future cash flows from both natural gas and oil sales through December 2008. See Note 8 to Consolidated Financial Statements.

Results of Operations

Quarter Ended June 30, 2007 Compared with Quarter Ended June 30, 2006

Net income for second quarter 2007 was $432 million compared to $597 million for second quarter 2006. Second quarter 2007 earnings include the net after-tax effect of a less than $1 million non-cash change in derivative fair value. Second quarter 2006 earnings include the net after-tax effects of a $292 million gain on the distribution of Hugoton Royalty Trust units, $26 million of income tax expense related to the State of Texas margin tax enacted during the quarter as well as a $12 million non-cash change in derivative fair value.

Total revenues for second quarter 2007 were $1.33 billion, a 25% increase from second quarter 2006 revenues of $1.07 billion. Operating income for the quarter was $725 million, a 26% increase from second quarter 2006 operating income of $576 million. Gas and natural gas liquids revenues increased $231 million (29%) because of the 13% increase in gas production and the 30% increase in natural gas liquids production, as well as the 14% increase in gas prices and the 7% increase in natural gas liquids prices. Oil revenue increased $25 million (10%) because of the 2% increase in production and the 8% increase in oil prices.

Second quarter 2007 gas gathering, processing and marketing activities resulted in a net contribution of $8 million compared to a net contribution of $12 million in the 2006 period. The decreased net contribution was primarily due to higher costs as a result of higher throughput volumes, partially offset by increased margins on natural gas sales.

Expenses for second quarter 2007 totaled $604 million, a 23% increase from second quarter 2006 expenses of $490 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $27 million (23%) primarily because of increased overall production and higher maintenance, power, fuel and workover costs. Taxes, transportation and other increased $21 million (24%) from the second quarter of 2006 primarily because of higher product prices. Exploration expense increased $4 million primarily because of costs associated with unsuccessful exploratory wells. Depreciation, depletion and amortization increased $54 million (26%) because of increased production and higher acquisition, development and facility costs.

General and administrative expense decreased $23 million (31%) because of a $30 million decrease in non-cash incentive award compensation, partially offset by increased other general and administrative expense primarily due to higher employee expenses related to Company growth. Included in stock option expense in the 2006 period is $36 million related to options granted during second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees.

The derivative fair value gain for second quarter 2007 was $1 million compared to an $18 million gain in the same 2006 period. The gain in both the 2007 and 2006 periods is primarily related to the ineffective portion of hedge derivatives. See Note 7 to Consolidated Financial Statements.

The effective income tax rate for the 2007 quarter was 36.2%, as compared with 40.2% for second quarter 2006. Excluding the effect of the $26 million income tax expense related to the State of Texas margin tax enacted during the 2006 quarter, the effective tax rate for the 2006 quarter was 37.6%. The higher rate in 2006 is because of increased income taxes in states other than Texas.

Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006

Net income for the six months ended June 30, 2007 was $815 million, compared to $1.06 billion for the same 2006 period. Earnings for the first half of 2007 include the net after-tax effect of a $23 million non-cash change in derivative fair value. Earnings for the first six months of 2006 include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, $26 million of income tax expense related to enactment of the State of Texas margin tax as well as a $12 million non-cash change in derivative fair value.

Total revenues for the first half of 2007 were $2.50 billion, or $217 million (10%) higher than revenues of $2.28 billion for the first half of 2006. Operating income for the first half of 2007 was $1.37 billion, a 2% increase from operating income of $1.35 billion for the comparable 2006 period. Gas and natural gas liquids revenues increased $148 million (8%) primarily because of the 13% increase in gas production and the 14% increase in natural gas liquids production, as well as the 6% increase in natural gas liquids prices, partially offset by a 4% decrease in gas prices. Oil revenue increased $71 million (15%) because of the 2% increase in production and the 12% increase in prices.

Gas gathering, processing and marketing activities for the first half of 2007 resulted in a net contribution of $11 million compared to a net contribution of $39 million in the 2006 period. The decreased net contribution was primarily due to decreased margins on natural gas sales as well as higher costs as a result of higher throughput volumes.

Expenses for the first half of 2007 totaled $1.13 billion, a 20% increase from total expenses for the first half of 2006 of $936 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $32 million (13%) primarily because of increased production and higher maintenance, power and fuel costs. Depreciation, depletion and amortization increased $98 million (24%) because of increased production and higher acquisition, development and facility costs.

General and administrative expense decreased $7 million (6%) because of a $20 million decrease in non-cash incentive award compensation, partially offset by increased other general and administrative expense primarily due to higher employee expenses related to Company growth. Included in stock option expense in the 2006 period is $36 million related to options granted during second quarter 2006 which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees.

The derivative fair value gain for the first six months of 2007 was $13 million compared to $50 million in the same 2006 period. The gain in the first half of 2007 is primarily related to the ineffective portion of hedge derivatives. The gain in the first half of 2006 is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of the BTU swap contracts. See Note 7 to Consolidated Financial Statements.

Interest expense increased $7 million (8%) primarily because of a 14% increase in the weighted average borrowings to partially fund property acquisitions. The 2007 year-to-date effective income tax rate was 36.2%, compared with a 38.4% effective rate for the six-month 2006 period. Excluding the effect of the $26 million income tax expense related to the State of Texas margin tax enacted during second quarter of 2006, the effective tax rate for the 2006 period was 36.9%. The higher rate in 2006 is because of increased income taxes in states other than Texas.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended June 30			Six Months Ended June 30
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Production	$0.95	$0.86	10%	$0.92	$0.90	2%
Taxes, transportation and other	0.69	0.62	11%	0.63	0.70	(10)%
Depreciation, depletion and amortization (DD&A)	1.71	1.54	11%	1.69	1.51	12%
General and administrative (G&A):
Non-cash stock incentive compensation	0.08	0.31	(74)%	0.10	0.19	(47)%
All other G&A	0.26	0.23	13%	0.26	0.24	8%
Interest	0.31	0.33	(6)%	0.32	0.32	—

The following are explanations of expense variances on an Mcfe basis:

Production expenses—Increased production expense is primarily because of increased maintenance costs.

Taxes, transportation and other—Most of these expenses vary with product prices. Increased taxes, transportation and other expense for the quarter is primarily because of higher natural gas prices. Decreased taxes, transportation and other expenses for the six-month period is primarily because of lower gas and oil prices and the benefit of reduced production tax rates on new drill wells.

DD&A—Increased DD&A is primarily because of higher acquisition, development and facility costs per Mcfe.

G&A—Decreased stock incentive compensation is primarily related to options granted during second quarter 2006 which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. The 2006 periods include $0.26 per Mcfe for the quarter and $0.13 per Mcfe for the six-month period related to these options. This decrease was partially offset by increased stock incentive compensation related to additional incentive award grants since last year including restricted stock awards granted in November 2006 and accelerated vesting of options due to our common stock price closing above specified target prices during the first half of 2007. Other G&A expense increased primarily because of higher employee expenses related to Company growth.

Interest—Decreased interest is primarily because of increased production partially offset by an increase in weighted average borrowings to fund recent acquisitions.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $1.65 billion for the first six months of 2007, compared with $1.38 billion for the same 2006 period. Cash provided by operating activities for the first half of 2007 increased primarily because of production from development activity and acquisitions. Cash flow from operating activities was decreased by changes in operating assets and liabilities of $11 million in first half 2007 and increased by $125 million in first half 2006. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $3 million in the first half 2007 and $5 million in the first half 2006.

During the six months ended June 30, 2007, cash provided by operating activities of $1.65 billion, proceeds from the June 2007 common stock offering of $1.0 billion and net debt proceeds of $100 million were used to fund net property acquisitions, development costs and other net capital additions of $1.97 billion and dividends of $77 million. The resulting increase in cash and cash equivalents for the period was $737 million.

Total current assets increased $353 million during the first half of 2007 primarily because of a $737 million increase in cash and cash equivalents due to the June 2007 common stock offering and an $88 million increase in accounts receivable as a result of increased production. These increases were partially offset by a $423 million decrease in derivative fair value as a result of the higher natural gas prices and cash settlements as well as a decline in current income taxes receivable of $55 million. Total current liabilities decreased $93 million during the first half of 2007 primarily because of a $139 million decrease in deferred income tax payable related to the decrease in the derivative fair value current asset partially offset by a $65 million increase in accounts payable and accrued liabilities.

Working capital, calculated as current assets less current liabilities, increased $446 million from $345 million at December 31, 2006 to $791 million at June 30, 2007. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital increased $710 million from a negative position of $159 million at December 31, 2006 to a working capital surplus of $551 million at June 30, 2007. The increase in working capital is primarily because of an increase in cash due to the proceeds received from June 2007 common stock offering.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, often lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under either our revolving credit agreement, our other unsecured and uncommited lines of credit or our commercial paper program.

Acquisitions and Development

On July 31, 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion, subject to typical post-closing adjustments. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 17.25 million shares of our common stock in June 2007 for $1.0 billion, the issuance of $1.25 billion of senior notes and with borrowings under our commercial paper program. See Notes 9 and 15 to Consolidated Financial Statements.

Exploration and development expenditures for the first six months of 2007 were $1.23 billion, compared with $1.02 billion for the first six months of 2006. Our 2007 development and exploration budget has been increased from $2.4 billion to $2.6 billion to cover additional expenditures related to the properties acquired from Dominion Resources, Inc. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

Property acquisitions for the first half of 2007 were $469 million, compared with $396 million for the first half of 2006. The 2007 property acquisitions include bolt-on acquisitions of additional properties, mineral interests and undeveloped leasehold primarily in our Eastern and North Texas regions and the San Juan Basin.

We will continue to evaluate additional acquisition opportunities during 2007. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Property acquisitions during 2007 may alter the amount currently budgeted for development and exploration. Our expenditures for acquisitions, development and exploration will be adjusted to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs in the event of significant changes in oil and gas prices.

Through the first six months of 2007, we participated in drilling approximately 395 gas wells and 36 oil wells and performed 253 workovers. Our drilling activity for the year to date was concentrated in East Texas, the Barnett Shale, the Arkoma Basin and the San Juan Basin. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

In March 2007, we increased our commercial paper program availability to $2.0 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On June 30, 2007, borrowings were $259 million at an interest rate of 5.4%.

On June 30, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.74 billion net of our commercial paper borrowings. In March 2007, we amended this agreement to, among other things, increase the borrowing capacity to $2.0 billion, allow commitment increases up to an additional $1 billion, and increase our allowed debt-to-total capitalization ratio from 60% to 65%. The maturity date on $1.855 billion of the facility is now April 1, 2012, with the remaining $145 million of the facility maturing on April 1, 2011. We have annual options to request successive one-year extensions. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see above).

In March 2007, we also amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity. The term loan now matures April 1, 2012.

We have unsecured and uncommitted lines of credit with commercial banks totaling $325 million. As of June 30, 2007, there were no borrowings under these lines.

In June 2007, we completed a public offering of 17.25 million common shares at $60.50 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc. (see above).

In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. The 5.9% senior notes were issued at 99.864% of par to yield 5.931% to maturity. The 6.25% senior notes were issued at 99.71% of par to yield 6.289% to maturity. The 6.75% senior notes were issued at 99.881% of par to yield 6.759% to maturity. Interest is payable on each series of notes on February 1 and August 1 of each year, beginning February 1, 2008. Net proceeds of $1.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. (see above).

Possible Formation of a Master Limited Partnership

In conjunction with our announcement of the Dominion acquisition, we disclosed our intent to review our entire portfolio of producing properties, including those acquired in the acquisition, for selective inclusion in a master limited partnership to be formed by us with an initial capitalization of over $500 million. We are in the early stages of evaluating the benefits of such a transaction. Any decision to pursue it will depend on the outcome of our consideration of a number of factors, and we cannot be sure that we will form a master limited partnership or that any properties we acquired in the acquisition will be included.

Common Stock Dividends

In May 2007, the Board of Directors declared a second quarter 2007 dividend of $0.12 per share that was paid in July to stockholders of record on June 29, 2007.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of June 30, 2007. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2007	2008	2009	2010	2011	After 2011
Long-term debt	$3,552	$—	$—	$—	$—	$—	$3,552
Operating leases	104	14	25	21	17	12	15
Drilling contracts	245	123	84	34	4	—	—
Purchase commitments	65	44	21	—	—	—	—
Transportation contracts	907	49	101	106	105	100	446
Derivative contract liabilities at June 30, 2007 fair value	28	15	3	10	—	—	—

Total	$4,901	$245	$234	$171	$126	$112	$4,013

Long-Term Debt. At June 30, 2007, borrowings were $259 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2012, the $259 million outstanding under the commercial paper program is reflected in the table above as due after 2011. Borrowings of $300 million under our term bank facility are due in April 2012, and our senior notes, totaling $2.99 billion at June 30, 2007, are due 2012 through 2036. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

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

In December 2006, we entered into a ten-year firm transportation contract that commences upon completion of a new 502-mile pipeline spanning from southeast Oklahoma to east Alabama. Upon the pipeline’s completion, currently expected in first quarter 2009, we will transport gas volumes for a minimum transportation fee of $2 million per month plus fuel not to exceed 1.2% of the sales price, depending on receipt point and other conditions. The potential effect of this agreement is not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the pipeline.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of June 30, 2007, the fixed prices specified by these contracts generally exceeded market prices, resulting in a net derivative fair value current asset of $364 million and a net long-term asset of $24 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2007, the current liability related to such contracts was $17 million and the noncurrent liability was $11 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 7 to Consolidated Financial Statements.

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

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The effect of adopting SFAS No. 159 has not been determined, but it is not expected to have a significant effect on reported financial position or earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters, competition, formation of a master limited partnership and assumptions related to the expensing of stock options and performance shares. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2007, our variable rate debt had a carrying value of $559 million, which approximated its fair value, and our fixed rate debt had a carrying value of $2.99 billion and an approximate fair value liability of $2.91 billion. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2007, the fair value of our fixed rate debt would change by approximately $204 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of June 30, 2007, outstanding gas futures contracts, swap agreements and gas sell basis swap agreements had a net fair value gain of $348 million. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $214 million in the fair value of these gas futures contracts, swap agreements and gas sell basis swap agreements at June 30, 2007. As of June 30, 2007, outstanding gas purchase basis swap agreements had a net fair value gain of $2 million. Changes in fair value of these gas purchase basis swap agreements are included in derivative fair value (gain) loss. The aggregate effect of a hypothetical 10% change in gas prices would result in a change of approximately $1 million in the fair value of these gas purchase basis swap agreements at June 30, 2007. As of June 30, 2007, outstanding oil futures contracts and differential swaps had a net fair value gain of $38 million. The aggregate effect of a hypothetical 10% change in oil prices would result in a change of approximately $99 million in the fair value of these oil futures and differential swaps at June 30, 2007. None of our derivative contracts have margin requirements or collateral provisions that could require funding prior to the scheduled cash settlement date.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during second quarter 2007:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	6,564		$57.10	—
May	—		$—	—
June	27,755		$61.26	—

Total	34,319	(2)	$60.47	—	17,766,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.
(2)	Does not include performance or restricted share forfeitures. The 34,319 shares represent common stock delivered or attested to in satisfaction of the exercise price upon the exercise of employee stock options under both the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common stock.

Item 3.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 15, 2007. A total of 333,108,372 of the Company’s shares were present or represented by proxy at the meeting. This represented 90.4% of the Company’s outstanding shares at March 30, 2007, the record date of the meeting. The individuals listed below were elected as directors based on the following tabulations.

Name	For	Against	Abstain
Lane G. Collins	312,732,094	17,606,439	2,769,838
Scott G. Sherman	306,046,292	24,251,883	2,810,196
Bob R. Simpson	306,360,686	23,751,502	2,996,183

Other directors continuing in office are William H. Adams III, Keith A. Hutton, Phillip R. Kevil, Jack R. Randall, Herbert D. Simons and Vaughn O. Vennerberg. Louis G. Baldwin and Timothy L. Petrus continue to serve as non-voting advisory directors.

The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditor for 2007 with 329,071,210 votes for, 2,102,811 votes against and 1,934,351 votes abstaining.

Item 5.

Not applicable.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number and Description
2.1	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC. as Sellers and XTO Energy Inc. as Buyer. (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 6, 2007)

4.1	Indenture for Senior Debt Securities dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed July 16, 2007)

4.2	First Supplemental Indenture dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 5.90% Senior Notes due 2012, 6.25% Senior Notes due 2017 and 6.75% Senior Notes due 2037 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed July 16, 2007)

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: August 7, 2007	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page
2.1	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC. as Sellers and XTO Energy Inc. as Buyer. (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 6, 2007)

4.1	Indenture for Senior Debt Securities dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed July 16, 2007)

4.2	First Supplemental Indenture dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 5.90% Senior Notes due 2012, 6.25% Senior Notes due 2017 and 6.75% Senior Notes due 2037 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed July 16, 2007)

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002