Form 10-Q
period 2007-09-30
XTO ENERGY INC
filed 2007-11-05
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer   ☒             Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of September 30, 2007
Common stock, $.01 par value	386,839,689

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended September 30, 2007

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
(in millions, except shares)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$504	$5
Accounts receivable, net	694	656
Derivative fair value	316	804
Current income tax receivable	29	66
Other	98	54

Total Current Assets	1,641	1,585

Property and Equipment, at cost—successful efforts method:
Proved properties	17,630	12,369
Unproved properties	603	414
Other	1,242	799

Total Property and Equipment	19,475	13,582
Accumulated depreciation, depletion and amortization	(3,567)	(2,758)

Net Property and Equipment	15,908	10,824

Other Assets:
Derivative fair value	20	56
Acquired gas gathering contracts, net of accumulated amortization	115	121
Goodwill	215	215
Other	108	84

Total Other Assets	458	476

TOTAL ASSETS	$18,007	$12,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,182	$912
Payable to royalty trusts	21	23
Derivative fair value	60	37
Deferred income tax payable	86	263
Other	4	5

Total Current Liabilities	1,353	1,240

Long-term Debt	6,107	3,451

Other Liabilities:
Derivative fair value	14	1
Deferred income taxes payable	2,347	1,978
Asset retirement obligation	430	303
Other	53	47

Total Other Liabilities	2,844	2,329

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 390,819,194 and 371,473,935 shares issued)	4	4
Additional paid-in capital	3,136	2,058
Treasury stock, at cost (3,979,505 and 3,919,872 shares)	(126)	(125)
Retained earnings	4,531	3,442
Accumulated other comprehensive income	158	486

Total Stockholders’ Equity	7,703	5,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,007	$12,885

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2007	2006	2007	2006
REVENUES
Gas and natural gas liquids	$1,090	$824	$2,981	$2,567
Oil and condensate	310	262	865	746
Gas gathering, processing and marketing	25	10	77	63
Other	(4)	—	(4)	1

Total Revenues	1,421	1,096	3,919	3,377

EXPENSES
Production	165	122	440	365
Taxes, transportation and other	124	88	312	278
Exploration	22	9	33	18
Depreciation, depletion and amortization	326	229	831	636
Accretion of discount in asset retirement obligation	5	4	16	12
Gas gathering and processing	21	14	62	28
General and administrative	48	39	156	154
Derivative fair value (gain) loss	3	(29)	(10)	(79)

Total Expenses	714	476	1,840	1,412

OPERATING INCOME	707	620	2,079	1,965

OTHER (INCOME) EXPENSE
Gain on distribution of royalty trust units	—	—	—	(469)
Interest expense, net	64	47	158	134

Total Other (Income) Expense	64	47	158	(335)

INCOME BEFORE INCOME TAX	643	573	1,921	2,300

INCOME TAX
Current	100	92	307	558
Deferred	131	114	387	311

Total Income Tax Expense	231	206	694	869

NET INCOME	$412	$367	$1,227	$1,431

EARNINGS PER COMMON SHARE
Basic	$1.07	$1.00	$3.28	$3.93

Diluted	$1.05	$0.99	$3.22	$3.87

DIVIDENDS DECLARED PER COMMON SHARE
Cash	$0.12	$0.075	$0.36	$0.225

Distribution of royalty trust units	$—	$—	$—	$1.687

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	384.9	365.9	374.6	364.5

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended September 30
(in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$1,227	$1,431
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	831	636
Accretion of discount in asset retirement obligation	16	12
Non-cash incentive compensation	38	55
Dry hole expense	10	8
Gain on distribution of royalty trust units	—	(469)
Deferred income tax	387	311
Non-cash change in derivative fair value	42	(48)
Other non-cash items	7	11
Changes in operating assets and liabilities (a)	83	176

Cash Provided by Operating Activities	2,641	2,123

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1	—
Property acquisitions, including acquisitions of corporations	(3,256)	(451)
Development costs, capitalized exploration costs and dry hole expense	(1,956)	(1,554)
Other property and asset additions	(507)	(198)

Cash Used by Investing Activities	(5,718)	(2,203)

FINANCING ACTIVITIES
Proceeds from long-term debt	5,751	3,873
Payments on long-term debt	(3,098)	(3,612)
Dividends	(124)	(82)
Senior note and debt offering costs	(19)	(9)
Net proceeds from common stock offering	1,009	—
Proceeds from exercise of stock options and warrants	26	15
Payments upon exercise of stock options	(44)	(36)
Excess tax benefit on exercise of stock options	48	36
Other, including purchases of treasury stock	27	(101)

Cash Provided by Financing Activities	3,576	84

INCREASE IN CASH AND CASH EQUIVALENTS	499	4
Cash and Cash Equivalents, Beginning of Period	5	2

Cash and Cash Equivalents, End of Period	$504	$6

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(40)	$105
Other current assets	3	26
Other operating assets and liabilities	125	(10)
Current liabilities	(5)	55

	$83	$176

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2006, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2007, our income for the three and nine months ended September 30, 2007 and 2006 and cash flows for the nine months ended September 30, 2007 and 2006. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and nine-month periods ended September 30, 2007 and 2006 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2006 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $72 million at September 30, 2007 and $37 million at December 31, 2006.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2. Related Party Transactions

In September 2007, we paid $1.05 million to a division of a firm, affiliated with one of our directors, for property acquisition advisory services.

In August 2007, we paid $369,375 to a division of a firm, affiliated with the same director, for services provided as one of 8 co-managers on our August 2007 $1.0 billion senior note offering (Note 4).

In July 2007, we paid $352,625 to a division of a firm, affiliated with the same director, for services provided as one of 19 co-managers on our July 2007 $1.25 billion senior note offering (Note 4).

In June 2007, we paid $1.6 million to a division of a firm, affiliated with the same director, for services provided as one of 18 co-managers on our June 2007 common stock offering (Note 9).

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment was made May 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the first payment is included as general and administrative expense in the first nine months of 2007. However, the second payment will not be made and included in general and administrative expense until the condition is satisfied. Concurrently, our Chairman and Chief Executive Officer made a $3.2 million pledge for the same project. In return for these contributions, the Company and our Chairman and Chief Executive Officer obtained naming rights for the building and certain facilities within the building.

3. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the nine months ended September 30, 2007:

(in millions)
Asset retirement obligation, December 31, 2006	$307
Revision in estimated cash flows	39
Liability incurred upon acquiring and drilling wells	72
Liability settled upon plugging and abandoning wells	(2)
Accretion of discount expense	16

Asset retirement obligation, September 30, 2007	432
Less current portion	(2)

Asset retirement obligation, long-term	$430

4. Long-term Debt

Our long-term debt consists of the following:

(in millions)	September 30, 2007	December 31, 2006
Bank debt:
Commercial paper, 5.4% at September 30, 2007	$558	$159
Revolving credit agreement due April 1, 2012	—	—
Term loan due April 1, 2012, 5.7% at September 30, 2007	300	300
Senior notes:
7.50%, due April 15, 2012	350	350
5.90%, due August 1, 2012, plus premium	553	—
6.25%, due April 15, 2013	400	400
4.90%, due February 1, 2014, net of discount	498	497
5.00%, due January 31, 2015, net of discount	350	350
5.30%, due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	400
6.25%, due August 1, 2017, plus premium	753	—
6.10%, due April 1, 2036, net of discount	596	596
6.75%, due August 1, 2037, plus premium	950	—

Total long-term debt	$6,107	$3,451

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

Commercial Paper

In March 2007, we increased our commercial paper program availability to $2.0 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On September 30, 2007, borrowings were $558 million at an interest rate of 5.4%.

Bank Debt

On September 30, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.44 billion net of our commercial paper borrowings. In March 2007, we amended this agreement to, among other things, increase the borrowing capacity to $2.0 billion, allow commitment increases up to an additional $1 billion, and increase our allowed debt-to-total capitalization ratio from 60% to 65%. The maturity date on $1.855 billion of the facility is now April 1, 2012, with the remaining $145 million of the facility maturing on April 1, 2011. We have annual options to request successive one-year extensions. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see above). We have not made any borrowings under our revolving credit facility during 2007.

In March 2007, we also amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity. The term loan now matures April 1, 2012.

We have unsecured and uncommitted lines of credit with commercial banks totaling $325 million. As of September 30, 2007, there were no borrowings under these lines.

Senior Notes

In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. In August 2007, we sold an additional $1.0 billion of notes that constituted a further issuance of the $1.25 billion aggregate principal amount of senior notes issued in July 2007. We sold an additional $250 million of the 5.9% senior notes, $300 million of the 6.25% senior notes and $450 million of the 6.75% senior notes. Together, the 5.9% senior notes were issued at 100.585% of par to yield 5.761% to maturity. The 6.25% senior notes were issued at 100.419% of par to yield 6.193% to maturity. The 6.75% senior notes were issued at 100.022% of par to yield 6.748% to maturity. Interest is payable on each series of notes on February 1 and August 1 of each year, beginning February 1, 2008. Net proceeds of $2.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. (Note 14) and to pay down outstanding commercial paper borrowings.

5. Income Tax

The current income tax provision exceeds our actual cash tax expense by the benefit realized upon exercise of stock options not expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $48 million for the first nine months of 2007 and $36 million for first nine months of 2006.

Effective January 1, 2007, we adopted FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which clarifies the financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. At the time of adoption and as of September 30, 2007, we did not have any unrecognized tax benefits.

In second quarter 2007, the Internal Revenue Service completed its examination of our federal income tax returns for 2003 and 2004. Additional federal tax resulting from this examination was fully accrued in our December 31, 2006 consolidated financial statements as current income tax payable. Under the terms of the final settlement with the IRS, we incurred immaterial interest expense and no penalties. Subsequent amendment of our state tax returns for these years did not have a significant effect on our results of operations or financial position. Tax years 2003 and 2004 remain subject to examination by state jurisdictions, and subsequent years are open to both federal and state examination.

Our effective income tax rates for the three- and nine-month 2007 and 2006 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes.

6. Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas during at least the past ten years. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by Grynberg against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss Grynberg’s royalty valuation claims, and Grynberg’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that Grynberg failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. In September 2007, the district judge dismissed those claims against us pertaining to the royalty value of carbon dioxide. Grynberg has filed appeals of these decisions. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines for various terms through 2022. Under these contracts we are obligated to transport minimum daily gas volumes or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of September 30, 2007, maximum commitments under our transportation contracts were as follows:

(in millions)
2007	$27
2008	117
2009	122
2010	121
2011	116
Remaining	524

$1,027

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

Drilling Contracts

As of September 30, 2007, we have contracts with various drilling contractors to use 77 drilling rigs with terms of up to three years and minimum future commitments of $66 million in 2007, $108 million in 2008, $40 million in 2009 and $8 million in 2010. The estimated effect of early termination of these contracts at September 30, 2007 would have required us to pay maximum penalties of $112 million. We do not expect to pay any early termination penalties related to these contracts.

See Note 8 regarding commodity sales commitments.

7. Financial Instruments

Derivatives

We use financial and commodity-based derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. See Note 8.

All derivative financial instruments are recorded on the balance sheet at fair value. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Changes in the fair value of effective cash flow hedges are recorded as a component of accumulated other comprehensive income, which is later transferred to earnings when the hedged transaction occurs (Note 11). Changes in the fair value of derivatives that are not designated as hedges, as well as the ineffective portion of the hedge derivatives, are recorded in derivative fair value (gain) loss in the income statement. This ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in future cash flows from the item hedged.

The components of derivative fair value (gain) loss in the consolidated income statements are:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Final settlement of Btu swap contracts	$—	$—	$—	$(16)
Change in fair value of other derivatives that do not qualify for hedge accounting	(7)	(19)	(4)	(19)
Ineffective portion of derivatives qualifying for hedge accounting	10	(10)	(6)	(44)

Derivative fair value (gain) loss	$3	$(29)	$(10)	$(79)

Derivative fair value (gain) loss comprises the following realized and unrealized components related to nonhedge derivatives and the ineffective portion of hedge derivatives:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Net cash (received from) paid to counterparties	$(3)	$1	$(52)	$(31)
Non-cash change in derivative fair value	6	(30)	42	(48)

Derivative fair value (gain) loss	$3	$(29)	$(10)	$(79)

The estimated fair values of derivatives included in the consolidated balance sheets at September 30, 2007 and December 31, 2006 are summarized below. The decrease in the net derivative asset from December 31, 2006 to September 30, 2007 is primarily attributable to the effect of higher oil prices and cash settlements of derivatives during the period, partially offset by lower natural gas prices and new derivatives entered during the year.

(in millions)	September 30, 2007	December 31, 2006
Derivative Assets:
Fixed-price natural gas futures and basis swaps	$332	$669
Fixed-price crude oil futures and differential swaps	4	191
Derivative Liabilities:
Fixed-price natural gas futures and basis swaps	(17)	(37)
Fixed-price crude oil futures and differential swaps	(56)	(1)
Fixed-price natural gas liquids futures	(1)	—

Net derivative asset	$262	$822

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. Our allowance for uncollectible receivables was $7 million at September 30, 2007 and $5 million at December 31, 2006.

8. Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of predictable, stable cash flows. See Note 7 regarding accounting for cash flow hedge derivatives.

In addition to selling gas under fixed price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas, crude oil and natural gas liquids sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged a portion of our exposure to variability in future cash flows from natural gas, crude oil and natural gas liquids sales through December 2008.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2007	October	1,120,000	$8.65
	November	920,000	$9.15
	December	900,000	$9.19
2008	January to December	1,000,000	$8.35

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2007	October	555,000	$0.27
	November to December	505,000	$0.21
2008	January to March (b)	505,000	$0.43
	April to October (b)	285,000	$0.67
	November to December (b)	215,000	$0.79
2009	January to December (b)	150,000	$1.02
2010	January to December	50,000	$0.27

(a)	Reductions to NYMEX gas prices for delivery location.
(b)	2008 and 2009 amounts include 100,000 Mcf per day at $1.39 to be delivered in the Rocky Mountain Region.

In the first nine months of 2007, net gains on futures and basis swap hedge contracts increased gas revenue by $479 million. In the first nine months of 2006, net gains on these contracts increased gas revenue by $382 million. As of September 30, 2007, an unrealized pre-tax derivative fair value gain of $304 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income. Of this fair value gain, $296 million is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Average NYMEX Price per Bbl
2007	October to December	37,500	$74.40
2008	January to December	30,000	$74.20

We have entered crude sweet and sour differential swaps of $5.14 per Bbl for 20,000 Bbls per day of sour crude oil production for October to December 2007, and $4.00 per Bbl for 10,000 Bbls per day of sour crude oil production for January to December 2008.

In the first nine months of 2007, net gains on futures, swaps and differential swap hedge contracts increased oil revenue by $77 million. In the first nine months of 2006, net losses on these contracts decreased oil revenue by $24 million. As of September 30, 2007, an unrealized pre-tax derivative fair value loss of $50 million, related to cash flow hedges of oil price risk, was recorded in accumulated other comprehensive income. Of this fair value loss, $48 million is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Natural Gas Liquids

We have entered into natural gas liquids futures contracts that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Average Price per Bbl
2008	January to December	5,000	$44.22

As of September 30, 2007, an unrealized pre-tax derivative fair value loss of $1 million, related to cash flow hedges of natural gas liquids price risk, was recorded in accumulated other comprehensive income. This fair value loss of $1 million is expected to be reclassified into earnings through September 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 6), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2007	October	148,000	$0.69
	November	133,000	$0.81
	December	128,000	$0.69
2008	January to March	125,000	$0.69
	April to October	30,000	$0.83

(a)	Reductions to NYMEX gas prices for purchase location.

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

In June 2007, we completed a public offering of 17.25 million common shares at $60.50 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc. (Note 14).

See Note 13 for information on our employee benefit plans.

10. Earnings per Common Share

The following reconciles earnings and shares used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30
(in millions, except per share data)	2007			2006
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$412	384.9	$1.07	$367	365.9	$1.00

Effect of dilutive securities:
Stock options	—	5.3		—	4.1
Warrants	—	1.2		—	0.8

Diluted	$412	391.4	$1.05	$367	370.8	$0.99

	Nine Months Ended September 30
	2007			2006
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$1,227	374.6	$3.28	$1,431	364.5	$3.93

Effect of dilutive securities:
Stock options	—	5.0		—	4.6
Warrants	—	1.1		—	0.8

Diluted	$1,227	380.7	$3.22	$1,431	369.9	$3.87

11. Comprehensive Income

The following are components of comprehensive income:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006
Net income	$412	$367	$1,227	$1,431

Other comprehensive income (loss):
Change in hedge derivative fair value	123	625	53	1,081
Realized gain on hedge derivative contracts settlements reclassified into earnings from other comprehensive income (a)	(242)	(103)	(574)	(349)

	(119)	522	(521)	732
Income tax benefit (expense)	44	(196)	193	(272)

Total other comprehensive income (loss)	(75)	326	(328)	460

Total comprehensive income	$337	$693	$899	$1,891

(a)	For realized gains upon contract settlements, the reduction to comprehensive income offsets contract proceeds generally recorded as additional oil and gas revenue.

12. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Nine Months Ended September 30
(in millions)	2007	2006
Interest	$152	$110
Income tax	$223	$471

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the nine-month periods ended September 30, 2007 and 2006:

•

Vesting of 70,000 performance shares and forfeitures of 12,000 performance shares in 2007. No performance shares were granted in 2007. Grants of 150,000 performance shares and vesting of 157,000 performance shares in 2006. No performance shares were forfeited in 2006 (Note 13).

•	Grants and immediate vesting of 20,000 unrestricted common shares to nonemployee directors in 2007 and 2006 (Note 13).

•	Grants of 45,000 restricted shares, vesting of 3,000 restricted shares and forfeitures of 26,000 restricted shares in 2007. No restricted shares were granted, vested or forfeited in 2006 (Note 13).

•	Distribution of 21.7 million Hugoton Royalty Trust units as a dividend to common stockholders in May 2006.

•	Non-cash components of the June 2006 Peak Energy Resources acquisition purchase price, including issuance of 2.555 million shares of common stock and assumption of other liabilities (Note 14).

13. Employee Benefit Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and related amounts for the three- and nine-month 2007 and 2006 periods:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2007	2006	2007	2006
Non-cash stock option compensation expense	$4	$4	$23	$47
Non-cash performance share and unrestricted share compensation expense	—	1	3	8
Non-cash restricted stock compensation expense	4	—	12	—
Related tax benefit recorded in income statement	3	2	14	20
Intrinsic value of stock option exercises	86	11	134	106
Excess income tax benefit on exercise of stock options (a)	31	3	48	36

(a)	Recorded as additional paid-in-capital

During the first nine months of 2007, 147,000 stock options were granted to employees at a weighted average exercise price of $54.31 per share. A total of 3.8 million stock options were exercised at a weighted average exercise price of $22.52 per share. As a result of these exercises, outstanding common stock increased by 2,028,000 shares and stockholders’ equity increased by a net $30 million.

During the first nine months of 2007, 70,000 performance shares vested and 12,000 performance shares were forfeited. As of September 30, 2007, there were 63,000 nonvested performance shares with a vesting price of $65.00, all of which vested in October 2007. In February 2007, nonemployee directors received in total, a grant of 20,000 unrestricted common shares.

As of September 30, 2007, nonvested stock options had remaining unrecognized compensation expense of $26 million. Total deferred compensation at September 30, 2007 related to performance shares was $1 million and related to restricted shares was $36 million. For these nonvested stock awards, we estimate that stock incentive compensation for service periods after September 30, 2007 will be $11 million in 2007, $33 million in 2008, $18 million in 2009 and $1 million in 2010. The weighted average remaining vesting period is 1.2 years for stock options and 2.2 years for restricted shares.

14. Acquisitions

Dominion Resources, Inc.

On July 31, 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion, subject to typical post-closing adjustments. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 17.25 million shares of our common stock in June 2007 for net proceeds of $1.0 billion (Note 9), the issuance of $1.25 billion of senior notes in July 2007 and with borrowings under our commercial paper program, which was repaid with a portion of the proceeds from the issuance of $1.0 billion of senior notes in August 2007 (Note 4). After recording asset retirement obligation of $32 million and transaction costs of $19 million, the purchase price allocated to proved properties was $2.49 billion and unproved properties was $64 million. The purchase price allocation is preliminary and subject to adjustment pending final determination of the fair value of certain assets acquired.

As part of the acquisition, Dominion retained interests in certain of the acquired properties. Under the terms of the acquisition and the retained interest agreements, Dominion will retain the rights to approximately 12.5 Bcf of gas beginning from the date of acquisition through February 2009.

The Dominion acquisition was recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the nine months ended September 30, 2007 and 2006 and the year ended December 31, 2006, as if the Dominion acquisition was made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
	Nine Months Ended September 30		Year Ended December 31
(in millions, except per share data)	2007	2006	2006
Revenues	$4,249	$3,862	$5,212

Net income	$1,254	$1,511	$1,959

Earnings per common share:
Basic	$3.26	$3.96	$5.13

Diluted	$3.21	$3.90	$5.06

Weighted average shares outstanding:
Basic	384.5	381.7	382.1

Diluted	390.6	387.1	387.1

Peak Energy Resources, Inc.

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

15. Subsequent Events

During October 2007, we completed acquisitions of both producing and unproved properties for approximately $500 million. These acquisitions were funded by cash on hand and are subject to typical post-closing adjustments.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. (a Delaware corporation) and its subsidiaries as of September 30, 2007, and the related consolidated income statements for the three- and nine-month periods ended September 30, 2007 and 2006, and the consolidated cash flow statements for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Company’s management.

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

November 2, 2007

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2006 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Oil and Gas Production and Prices

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Total production
Gas (Mcf)	143,584,304	111,622,805	29%	378,404,737	319,852,021	18%
Natural gas liquids (Bbls)	1,257,984	1,122,219	12%	3,613,286	3,189,298	13%
Oil (Bbls)	4,379,439	4,088,337	7%	12,678,526	12,208,401	4%
Mcfe	177,408,842	142,886,141	24%	476,155,609	412,238,215	16%

Average daily production
Gas (Mcf)	1,560,699	1,213,291	29%	1,386,098	1,171,619	18%
Natural gas liquids (Bbls)	13,674	12,198	12%	13,235	11,682	13%
Oil (Bbls)	47,603	44,438	7%	46,441	44,719	4%
Mcfe	1,928,357	1,553,110	24%	1,744,160	1,510,030	16%

Average sales price
Gas per Mcf	$7.20	$6.97	3%	$7.48	$7.64	(2)%
Natural gas liquids per Bbl	$45.29	$41.13	10%	$41.22	$38.26	8%
Oil per Bbl	$70.73	$64.00	11%	$68.17	$61.10	12%

Average sales price before hedging
Gas per Mcf	$5.48	$6.01	(9)%	$6.22	$6.45	(4)%
Natural gas liquids per Bbl	$45.29	$41.13	10%	$41.22	$38.26	8%
Oil per Bbl	$71.63	$65.82	9%	$62.13	$63.08	(2)%

Average NYMEX prices
Gas per MMBtu	$6.16	$6.58	(6)%	$6.83	$7.45	(8)%
Oil per Bbl	$75.21	$70.62	6%	$66.21	$68.23	(3)%

Bbl—Barrel

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu—One million British Thermal Units, a common energy measurement

Production increases from 2006 to 2007 for the three- and nine-month periods are primarily because of development activity and acquisitions, partially offset by natural decline.

Realized gas prices and average NYMEX gas prices decreased from year-to-date 2006 to 2007 primarily due to the effect of 2005 Gulf of Mexico hurricanes on 2006 gas prices, versus the absence of 2006 Gulf of Mexico hurricane activity affecting 2007 gas prices. Prices will continue to be affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquified natural gas, and are expected to remain volatile. The NYMEX price for October 2007 was $6.42 per MMBtu. At October 31, 2007, the average NYMEX futures price for the following twelve months was $8.41 per MMBtu.

Average oil sales prices before hedging and average NYMEX oil prices decreased from year-to-date 2006 to 2007 primarily because of higher oil prices in 2006 as a result of 2005 Gulf of Mexico hurricanes, supply shortage concerns and inadequate sour crude refining capacity. In October 2007, rising tension in the Middle East, weakness in the dollar and strong demand caused oil prices to reach record levels of $96.00 per Bbl. Oil prices are expected to remain volatile. The average NYMEX price for October 2007 was $85.83 per Bbl. At October 31, 2007, the average NYMEX futures price for the following twelve months was $89.56 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on our production and have hedged a portion of our natural gas, oil and natural gas liquids sales through December 2008. See Note 8 to Consolidated Financial Statements.

Results of Operations

Quarter Ended September 30, 2007 Compared with Quarter Ended September 30, 2006

Net income for the third quarter 2007 was $412 million compared to $367 million for the third quarter 2006. Third quarter 2007 earnings include the net after-tax effect of a $4 million non-cash change in derivative fair value. Third quarter 2006 earnings include the net after-tax effects of an $18 million non-cash change in derivative fair value.

Total revenues for third quarter 2007 were $1.42 billion, a 30% increase from third quarter 2006 revenues of $1.10 billion. Operating income for the quarter was $707 million, a 14% increase from third quarter 2006 operating income of $620 million. Gas and natural gas liquids revenues increased $266 million (32%) because of the 29% increase in gas production and the 12% increase in natural gas liquids production, as well as the 3% increase in gas prices and the 10% increase in natural gas liquids prices. Oil revenue increased $48 million (18%) because of the 7% increase in production and the 11% increase in oil prices.

Expenses for third quarter 2007 totaled $714 million, a 50% increase from third quarter 2006 expenses of $476 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $43 million (35%) primarily because of increased production and higher maintenance costs. Taxes, transportation and other increased $36 million (41%) from the third quarter of 2006 primarily because of higher product revenues as well as higher transportation costs related to increased volumes. Exploration expense increased $13 million primarily because of increased seismic costs in South Texas. Depreciation, depletion and amortization increased $97 million (42%) because of increased production and higher acquisition, development and facility costs.

General and administrative expense increased $9 million (23%) because of a $3 million increase in non-cash incentive award compensation and higher employee expenses related to Company growth.

The derivative fair value loss for third quarter 2007 was $3 million compared to a $29 million gain in the same 2006 period. The loss in the 2007 period is primarily related to the ineffective portion of hedge derivatives. The gain in third quarter 2006 is primarily related to gains on purchase basis swap agreements that do not qualify for hedge accounting and the ineffective portion of hedge derivatives. See Note 7 to Consolidated Financial Statements.

Interest expense increased $17 million (36%) primarily because of a 55% increase in the weighted average borrowings to fund property acquisitions, partially offset by higher interest income related to increased cash on hand and an increase in capitalized interest. The effective income tax rate for the 2007 quarter was 35.9%, as compared with 36.0% for third quarter 2006.

Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006

Net income for the nine months ended September 30, 2007 was $1.23 billion, compared to $1.43 billion for the same 2006 period. Earnings for the first nine months of 2007 include the net after-tax effect of a $27 million non-cash change in derivative fair value. Earnings for the first nine months of 2006 include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, $26 million of income tax expense related to enactment of the State of Texas margin tax as well as a $30 million non-cash change in derivative fair value.

Total revenues for the first nine months of 2007 were $3.92 billion, or $542 million (16%) higher than revenues of $3.38 billion for the first nine months of 2006. Operating income for the first nine months of 2007 was $2.08 billion, a 6% increase from operating income of $1.97 billion for the comparable 2006 period. Gas and natural gas liquids revenues increased $414 million (16%) primarily because of the 18% increase in gas production and the 13% increase in natural gas liquids production, as well as the 8% increase in natural gas liquids prices, partially offset by a 2% decrease in gas prices. Oil revenue increased $119 million (16%) because of the 4% increase in production and the 12% increase in prices.

Gas gathering, processing and marketing activities for the first nine months of 2007 resulted in a net contribution of $15 million compared to a net contribution of $35 million in the 2006 period. The decreased net contribution was primarily due to higher costs.

Expenses for the first nine months of 2007 totaled $1.84 billion, a 30% increase from total expenses for the first nine months of 2006 of $1.41 billion. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $75 million (21%) primarily because of increased production and higher maintenance costs. Taxes, transportation and other increased $34 million (12%) primarily because of higher product revenues. Exploration expense increased $15 million primarily because of increased seismic costs in South Texas. Depreciation, depletion and amortization increased $195 million (31%) because of increased production and higher acquisition, development and facility costs.

General and administrative expense increased $2 million (1%) primarily due to higher employee expenses related to Company growth, partially offset by a $17 million decrease in non-cash incentive award compensation. Included as stock option expense in the 2006 period is $36 million related to options granted during second quarter 2006 which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees.

The derivative fair value gain for the first nine months of 2007 was $10 million compared to $79 million in the same 2006 period. The gain in the first nine months of 2007 is primarily related to the ineffective portion of hedge derivatives. The gain in the first nine months of 2006 is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of the BTU swap contracts. See Note 7 to Consolidated Financial Statements.

Interest expense increased $24 million (18%) primarily because of a 28% increase in the weighted average borrowings to fund property acquisitions, partially offset by higher interest income related to increased cash on hand and an increase in capitalized interest. The 2007 year-to-date effective income tax rate was 36.1%, compared with a 37.8% effective rate for the nine-month 2006 period. Excluding the effect of the $26 million income tax expense related to the State of Texas margin tax enacted during second quarter of 2006, the effective tax rate for the 2006 period was 36.7%. The higher rate in 2006 is because of increased income taxes in states other than Texas.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended September 30			Nine Months Ended September 30
	2007	2006	Increase (Decrease)	2007	2006	Increase (Decrease)
Production	$0.93	$0.85	9%	$0.92	$0.88	5%
Taxes, transportation and other	0.70	0.62	13%	0.65	0.67	(3)%
Depreciation, depletion and amortization (DD&A)	1.84	1.60	15%	1.74	1.54	13%
General and administrative (G&A):
Non-cash stock incentive compensation	0.05	0.03	67%	0.08	0.13	(38)%
All other G&A	0.22	0.24	(8)%	0.25	0.24	4%
Interest	0.36	0.33	9%	0.33	0.32	3%

The following are explanations of expense variances on an Mcfe basis:

Production expenses—Increased production expense is primarily because of increased maintenance costs.

Taxes, transportation and other—Most of these expenses vary with product prices. Increased taxes, transportation and other expense for the quarter is primarily because of higher transportation rates. Decreased taxes, transportation and other expenses for the nine-month period is primarily because the benefit of increased gas volumes subject to reduced production tax rates on new drill wells and lower property taxes, partially offset by higher transportation rates.

DD&A—Increased DD&A is primarily because of higher acquisition, development and facility costs per Mcfe.

G&A—Increased stock incentive compensation for the quarter is related to additional incentive award grants since last year including restricted stock awards in November 2006. Decreased stock incentive compensation for the nine-month period is primarily related to options granted during 2006 which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. The 2006 nine-month period included $0.09 per Mcfe related to these options. This decrease was partially offset by increased stock incentive compensation related to additional incentive award grants since last year and accelerated vesting of options due to our common stock price closing above specified target prices during the first nine months of 2007.

Interest—Increased interest is primarily because of an increase in weighted average borrowings to fund recent acquisitions partially offset by increased production, higher interest income related to increased cash on hand, and increased capitalized interest.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $2.64 billion for the first nine months of 2007, compared with $2.12 billion for the same 2006 period. Cash provided by operating activities for the first nine months of 2007 increased primarily because of production from development activity and acquisitions. Cash flow from operating activities was increased by changes in operating assets and liabilities of $83 million in the first nine months 2007 and by $176 million in the first nine months 2006. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $23 million in the first nine months 2007 and $10 million in the first nine months 2006.

During the nine months ended September 30, 2007, cash provided by operating activities of $2.64 billion, proceeds from the June 2007 common stock offering of $1.0 billion, proceeds from the two senior notes offerings totaling $2.24 billion and other net debt proceeds of $396 million were used to fund net property acquisitions, development costs and other net capital additions of $5.72 billion and dividends of $124 million. The resulting increase in cash and cash equivalents for the period was $499 million.

Total current assets increased $56 million during the first nine months of 2007 primarily because of a $499 million increase in cash and cash equivalents due to the August 2007 debt offering and a $44 million increase in other assets primarily due to an increased inventory of tubular goods and equipment. These increases were partially offset by a $488 million decrease in derivative fair value as a result of the higher oil prices and cash settlements. Total current liabilities increased $113 million during the first nine months of 2007 primarily because of a $270 million increase in accounts payable and accrued liabilities partially offset by a $177 million decrease in deferred income tax payable related to the decrease in the derivative fair value current asset.

Working capital, calculated as current assets less current liabilities, decreased $57 million from $345 million at December 31, 2006 to $288 million at September 30, 2007. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital increased $277 million from a negative position of $159 million at December 31, 2006 to a working capital surplus of $118 million at September 30, 2007. The increase in working capital is primarily because of an increase in cash due to the proceeds received from the August 2007 debt offering.

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

Acquisitions and Development

On July 31, 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion, subject to typical post-closing adjustments. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 17.25 million shares of our common stock in June 2007 for $1.0 billion, the issuance of $1.25 billion of senior notes in July 2007 and with borrowings under our commercial paper program, which was repaid with a portion of the proceeds from the issuance of $1.0 billion senior notes in August 2007. See Notes 4 and 9 to Consolidated Financial Statements.

During October 2007, we completed acquisitions of both producing and unproved properties for approximately $500 million. These acquisitions were funded by cash on hand and are subject to typical post-closing adjustments. See Note 15 to Consolidated Financial Statements.

Exploration and development expenditures for the first nine months of 2007 were $1.98 billion, compared with $1.56 billion for the first nine months of 2006. In June, our 2007 development and exploration budget was increased from $2.4 billion to $2.6 billion to cover additional expenditures related to the properties acquired from Dominion Resources, Inc. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. Additionally, we expect our 2007 expenditures to be approximately $500 million for the construction of pipeline, compression and processing infrastructure.

Property acquisitions for the first nine months of 2007 were $3.26 billion, compared with $451 million for the first nine months of 2006. The 2007 property acquisitions include the Dominion properties, bolt-on acquisitions of additional properties, mineral interests and undeveloped leasehold primarily in our Eastern and North Texas regions and the San Juan Basin. Including our October 2007 acquisitions, we have met our 2007 stated goal of acquiring $1 billion of additional bolt-on properties. We continue to evaluate additional acquisition opportunities. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales.

Through the first nine months of 2007, we participated in drilling approximately 699 gas wells and 73 oil wells and performed 384 workovers. Our drilling activity for the year to date was concentrated in East Texas, the Barnett Shale, the Arkoma Basin and the San Juan Basin. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

In March 2007, we increased our commercial paper program availability to $2.0 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On September 30, 2007, borrowings were $558 million at an interest rate of 5.4%.

On September 30, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.44 billion net of our commercial paper borrowings. In March 2007, we amended this agreement to, among other things, increase the borrowing capacity to $2.0 billion, allow commitment increases up to an additional $1 billion, and increase our allowed debt-to-total capitalization ratio from 60% to 65%. The maturity date on $1.855 billion of the facility is now April 1, 2012, with the remaining $145 million of the facility maturing on April 1, 2011. We have annual options to request successive one-year extensions. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see above). We have not made any borrowings under our revolving credit facility during 2007.

In March 2007, we also amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity. The term loan now matures April 1, 2012.

We have unsecured and uncommitted lines of credit with commercial banks totaling $325 million. As of September 30, 2007, there were no borrowings under these lines.

In June 2007, we completed a public offering of 17.25 million common shares at $60.50 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc. (see above).

In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. In August 2007, we sold an additional $1.0 billion of notes that constituted a further issuance of the $1.25 billion aggregate principal amount of senior notes issued in July 2007. We sold an additional $250 million of the 5.9% senior notes, $300 million of the 6.25% senior notes and $450 million of the 6.75% senior notes. Together, the 5.9% senior notes were issued at 100.585% of par to yield 5.761% to maturity. The 6.25% senior notes were issued at 100.419% of par to yield 6.193% to maturity. The 6.75% senior notes were issued at 100.022% of par to yield 6.748% to maturity. Interest is payable on each series of notes on February 1 and August 1 of each year, beginning February 1, 2008. Net proceeds of $2.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. (see above) and to pay down outstanding commercial paper borrowings.

Possible Formation of a Master Limited Partnership

In conjunction with our announcement of the Dominion acquisition, we disclosed our intent to review our entire portfolio of producing properties, including those acquired in the acquisition, for selective inclusion in a potential master limited partnership to be formed by us with an initial capitalization of over $500 million. We are evaluating the benefits of such a transaction. Any decision to pursue it will depend on the outcome of our consideration of a number of factors, and we cannot be sure that we will form a master limited partnership or that any properties we acquired in the acquisition will be included. We expect to issue an update regarding our evaluation no later than the first quarter of 2008.

Common Stock Dividends

In August 2007, the Board of Directors declared a third quarter 2007 dividend of $0.12 per share that was paid in October to stockholders of record on September 28, 2007.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of September 30, 2007. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2007	2008	2009	2010	2011	After 2011
Long-term debt	$6,107	$—	$—	$—	$—	$—	$6,107
Operating leases	101	7	25	22	18	13	16
Drilling contracts	222	66	108	40	8	—	—
Purchase commitments	101	27	58	16	—	—	—
Transportation contracts	1,027	27	117	122	121	116	524
Derivative contract liabilities at September 30, 2007 fair value	74	30	44	—	—	—	—

Total	$7,632	$157	$352	$200	$147	$129	$6,647

Long-Term Debt. At September 30, 2007, borrowings were $558 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2012, the $558 million outstanding under the commercial paper program is reflected in the table above as due after 2011. Borrowings of $300 million under our term bank facility are due in April 2012, and our senior notes, totaling $5.25 billion at September 30, 2007, are due 2012 through 2037. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

Transportation Contracts. We have entered firm transportation contracts with various pipelines for various terms through 2022. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under these firm transportation contracts, therefore avoiding payment for deficiencies.

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

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to natural gas, oil and natural gas liquids price fluctuations. As of September 30, 2007, the fixed prices specified by these contracts generally exceeded market prices, resulting in a derivative fair value net current asset of $256 million and a net long-term asset of $6 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of September 30, 2007, the current liability related to such contracts was $60 million and the noncurrent liability was $14 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 7 to Consolidated Financial Statements.

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

Among the factors that could cause actual results to differ materially are:

•	changes in commodity prices,

•	higher than expected costs and expenses, including production, drilling and well equipment costs,

•	potential delays or failure to achieve expected production from existing and future exploration and development projects,

•	basis risk and counterparty credit risk in executing commodity price risk management activities,

•	potential liability resulting from pending or future litigation,

•	changes in interest rates,

•	competition in the oil and gas industry as well as competition from other sources of energy, and

•	general domestic and international economic, political and market conditions.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2007, our variable rate debt had a carrying value of $858 million, which approximated its fair value, and our fixed rate debt had a carrying value of $5.25 billion and an approximate fair value liability of $5.28 billion. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2007, the fair value of our fixed rate debt would change by approximately $418 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas, crude oil and natural gas liquid sales. As of September 30, 2007, our outstanding futures contracts and swap agreements had a net fair value gain of $262 million. The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% change in commodities prices or basis prices at September 30, 2007. The hypothetical change in fair value could be a gain or a loss depending on whether prices increase or decrease.

(in millions)	Fair Value	Hypothetical Change in Fair Value
Natural gas futures and sell basis swap agreements	$316	$258
Natural gas purchase basis swap agreements	(1)	1
Crude oil futures and differential swaps	(52)	101
Natural gas liquids futures	(1)	8

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

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports filed with the Securities and Exchange Commission is recorded, processed, summarized and reported within the periods required and that this information is accumulated and communicated to allow timely decisions regarding required disclosures.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during third quarter 2007:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July	—		$—	—
August	—		$—	—
September	816,208		$60.37	—

Total	816,208	(2)	$60.37	—	17,766,400

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 20,000,000 shares of the Company’s common stock.
(2)	Does not include performance or restricted share forfeitures. Includes 794 shares of common stock purchased during the quarter from an employee in connection with the settlement of income tax withholding obligations upon vesting of restricted shares under the 2004 Stock Incentive Plan. Also includes 815,414 shares of common stock delivered or attested to in satisfaction of the exercise price upon the exercise of employee stock options under both the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common stock.

Items 3. through 5.

Not applicable.

Item 6.	Exhibits

(a) Exhibits

Exhibit Number and Description
2.1	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC. as Sellers and XTO Energy Inc. as Buyer. (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 6, 2007)

4.1	Indenture for Senior Debt Securities dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed July 16, 2007)

4.2	First Supplemental Indenture dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 5.90% Senior Notes due 2012, 6.25% Senior Notes due 2017 and 6.75% Senior Notes due 2037 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed July 16, 2007)

11	Computation of per share earnings (included in Note 10 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: November 5, 2007	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
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