Form 10-Q/A
period 2007-03-31
XTO ENERGY INC
filed 2007-11-13
CIK 868809

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

This amendment to the Form 10-Q of XTO Energy Inc. for the quarterly period ended March 31, 2007 is to amend certain language in Exhibits 31.1 and 31.2 to conform to Item 601(b)(31) of Regulation S-K.

2

PART I.    FINANCIAL INFORMATION

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

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: November 13, 2007	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President
and Chief Financial Officer
(Principal Financial Officer)

	By	/S/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)

4