Form 10-K
period 2007-12-31
XTO ENERGY INC
filed 2008-02-26
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Registrant’s telephone number, including area code

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $22.0 billion based on the closing price as reported on the New York Stock Exchange.

Number of Shares of Common Stock outstanding as of February 21, 2008—510,323,631

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant’s definitive Proxy Statement for its Annual Meeting of Stockholders, which will be filed with the Commission no later than April 29, 2008.

XTO ENERGY INC.

2007 ANNUAL REPORT ON FORM 10-K

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

All common stock shares and per share amounts in this Form 10-K have been restated for the effect of the five-for-four stock split effected December 13, 2007.

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

We have grown through acquisition of proved oil and gas reserves and unproved properties, development and exploitation activities and purchases of additional interests in or near our acquired properties. We expect growth in the immediate future to continue to be accomplished through a combination of acquisitions and development. During 2008, we plan to continue to review acquisition opportunities including property divestitures by major energy related companies, public exploration and development companies and private energy companies. Completion of additional acquisitions will depend on the quality of properties available, commodity prices and competitive factors.

Our corporate headquarters are located in Fort Worth, Texas at 810 Houston Street (telephone 817-870-2800). Our proved reserves are principally located in relatively long-lived fields with an extensive base of hydrocarbons in place and well-established production histories concentrated in the following areas:

•	Eastern Region, including the East Texas Basin, northwestern Louisiana and Mississippi;

•	North Texas Region, including the Barnett Shale;

•	San Juan Region;

•	Permian and South Texas Region; and

•	Mid-Continent and Rocky Mountain Region, including the Fayetteville and Woodford Shales.

We use the following volume abbreviations throughout this Form 10-K. “Equivalent” volumes are computed with oil and natural gas liquid quantities converted to Mcf, or natural gas converted to Bbls, on an energy equivalent ratio of one barrel to six Mcf.

• Bbl	Barrel (of oil or natural gas liquids)

• Bcf	Billion cubic feet (of natural gas)

• Bcfe	Billion cubic feet of natural gas equivalent

• BOE	Barrels of oil equivalent

• Mcf	Thousand cubic feet (of natural gas)

• Mcfe	Thousand cubic feet of natural gas equivalent

• MMBtu	One million British Thermal Units, a common energy measurement

• Tcf	Trillion cubic feet (of natural gas)

• Tcfe	Trillion cubic feet equivalent

Our estimated proved reserves at December 31, 2007 were 9.44 Tcf of natural gas, 67 million Bbls of natural gas liquids and 241 million Bbls of oil, based on December 31, 2007 prices of $6.39 per Mcf for gas, $60.24 per Bbl for natural gas liquids and $91.19 per Bbl for oil. On an energy equivalent basis, our proved reserves were 11.29 Tcfe at December 31, 2007, a 32% increase from proved reserves of 8.55 Tcfe at the prior year end. Increased proved reserves during 2007 were primarily the result of development and exploitation activities and acquisitions. On an Mcfe basis, 66% of proved reserves were proved developed reserves at December 31, 2007. During 2007, our average daily production was 1.46 Bcf of gas, 13,545 Bbls of natural gas liquids and 47,047 Bbls of oil. Fourth quarter 2007 average daily production was 1.67 Bcf of gas, 14,462 Bbls of natural gas liquids and 48,844 Bbls of oil.

Our properties typically have relatively long reserve lives and predictable production profiles. Based on December 31, 2007 proved reserves and projected 2008 production from properties owned as of December 31, 2007, the average reserve-to-production index of our proved reserves is 16.3 years. The projected 2008 production is from proved developed producing reserves as of December 31, 2007. In general, our properties have extensive production histories and production enhancement opportunities. Within each of our geographical regions, we have one or more core areas in which our major producing fields are concentrated. For example, the core area in the North Texas region is the Barnett Shale. This allows for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. As of December 31, 2007, we owned interests in 25,163 gross (13,403.8 net) producing wells, and we operated wells representing 88% of the present value of cash flows before income taxes (discounted at 10%) from estimated proved reserves. The high proportion of operated properties allows us to exercise more control over expenses, capital allocation and the timing of development and exploitation activities in our fields.

We have a substantial inventory of between 9,500 and 10,300 identified potential drilling locations. Of these locations, approximately 3,100 have proved undeveloped reserves attributed to them. Drilling plans are primarily dependent upon product prices, the availability and pricing of drilling equipment and supplies, and gathering, processing and transmission infrastructure.

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

We operate gas gathering systems in several of our core producing areas. We also operate gas processing plants in Texas County, Oklahoma and the Cotton Valley Field of Louisiana. Our gas gathering and processing operations are only in areas where we have production and are considered activities that facilitate our natural gas production and sales operations.

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

During 1991, we formed Cross Timbers Royalty Trust by conveying a 90% net profits interest in substantially all of the royalty and overriding royalty interests that we then owned in Texas, New Mexico and

Oklahoma, and a 75% net profits interest in seven nonoperated working interest properties in Texas and Oklahoma. Cross Timbers Royalty Trust units are listed on the New York Stock Exchange under the symbol “CRT.” From 1996 to 1998, we purchased 1,360,000, or 22.7%, of the outstanding units, at a total cost of $18.7 million. In August 2003, the Board of Directors declared a dividend of 0.0036 units of the trust for each share of our common stock outstanding on September 2, 2003. As a result of this dividend, all of the 1,360,000 trust units were distributed on September 18, 2003.

In December 1998, we formed the Hugoton Royalty Trust by conveying an 80% net profits interest in principally gas-producing operated working interests in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. These net profits interests were conveyed to the trust in exchange for 40 million units of beneficial interest. Hugoton Royalty Trust units are listed on the New York Stock Exchange under the symbol “HGT.” We sold 17 million units in the trust’s initial public offering in 1999 and issued 1.3 million units pursuant to an employee incentive plan in 1999 and 2000. In January 2006, the Board of Directors declared a dividend of 0.047688 trust units for each share of our common stock outstanding on April 26, 2006. As a result of this dividend, all of the remaining 21.7 million trust units were distributed on May 12, 2006.

Industry Operating Environment

The oil and gas industry is affected by many factors that we generally cannot control. Governmental regulations, particularly in the areas of taxation, energy and the environment, can have a significant impact on operations and profitability. Crude oil prices are determined by global supply and demand. Oil supply is significantly influenced by production levels of OPEC member countries, while demand is largely driven by the condition of worldwide economies, as well as weather. Natural gas prices are generally determined by North American supply and demand and are increasingly being affected by imports of liquefied natural gas. Weather has a significant impact on demand for natural gas since it is a primary heating resource. Its increased use for electrical generation has kept natural gas demand elevated throughout the year, removing some of the seasonal swing in prices. See “Significant Events, Transactions and Conditions—Product Prices” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, regarding recent price fluctuations and their effect on our results.

Business Strategy

The primary components of our business strategy are:

•	acquiring long-lived, operated oil and gas properties, including undeveloped leases,

•	increasing production and reserves through efficient management of operations and through development, exploitation and exploration activities,

•	hedging a portion of our production to provide adequate cash flow to fund our development budget and protect the economic return on development projects and acquisitions, and

•	retaining management and technical staff that have substantial experience in our core areas.

Acquiring Long-Lived, Operated Properties. We seek to acquire long-lived, operated producing properties that:

•	contain complex, multiple-producing horizons with the potential for increases in reserves and production,

•	produce from nonconventional sources, including tight natural gas reservoirs, coal bed methane and natural gas-producing shale formations,

•	are in core operating areas or in areas with similar geologic and reservoir characteristics, and

•	provide opportunities to improve operating efficiencies.

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

Exploration Activities. During 2008, we plan to focus our exploration activities on projects that are near currently owned productive fields. We believe that we can prudently and successfully add growth potential through exploratory activities given improved technology, our experienced technical staff and our expanded base of operations. We have allocated approximately $125 million of our $2.6 billion 2008 development budget for exploration activities.

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

Business Goals. In February 2008, we announced a strategic goal for 2008 of increasing production by 20% over 2007 levels and to increase proved reserves to 15 Tcfe by December 31, 2009. To achieve these growth targets, we plan to drill about 1,160 (980 net) development wells and perform approximately 750 (600 net) workovers and recompletions in 2008. No development budget has been announced for 2009.

We have budgeted $2.6 billion for our 2008 development program, which is expected to be funded by cash flow from operations. We plan to spend approximately $850 million in the Eastern Region, $700 million in the North Texas Region, $425 million in the Permian and South Texas Region, $300 million in the San Juan Region and $200 million in the Mid-Continent and Rocky Mountain Region and other areas and approximately $125 million for exploration activities. An additional $400 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities that are critical to the transportation and sale of production in several operating regions.

While an acquisition budget has not been formalized, we expect to complete acquisitions of both producing and unproved properties for approximately $1.0 billion, during the first quarter of 2008. These acquisitions will be funded both by commercial paper borrowings and by proceeds from the February 2008 common stock offering and are subject to typical post-closing adjustments. We plan to actively review additional acquisition opportunities during 2008. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Strategic property acquisitions during 2008 may alter the amount currently budgeted for development and exploration. Our total budget for acquisitions, development and exploration will be adjusted throughout 2008 to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs in the event of significant changes in oil and gas prices or additional acquisitions. Our ability to achieve production goals depends on the success of our planned drilling programs or property acquisitions made in place of a portion of the drilling program.

Continued raw material shortages and strong global demand for steel have caused prices to remain high. In response, we have maintained a higher tubular inventory and have negotiated supply contracts with our suppliers to support our development program. While we expect to acquire adequate supplies to complete our development program, a further tightening of steel supplies could restrain the program, limiting production growth and increasing development costs.

Although drilling rigs have been in short supply throughout the industry, we have secured or contracted to secure the rigs necessary to support our current drilling program.

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

During 2004, we acquired proved properties for a total cost of $1.9 billion. In January 2004, we acquired proved properties in East Texas and northwestern Louisiana for $243 million from multiple parties. From February through April, we purchased $223 million of properties located primarily in the Barnett Shale of North Texas and in the Arkoma Basin. Two of these acquisitions were purchases of corporations that primarily owned producing and nonproducing properties. Purchase accounting adjustments related to these acquisitions included a $72 million deferred income tax step-up adjustment. During April, we acquired predominantly oil-producing properties in the Permian Basin of West Texas and gas-producing properties in the Powder River Basin of Wyoming from ExxonMobil Corporation for $336 million. In August, we acquired properties from ChevronTexaco Corporation for a purchase price of $958 million, as adjusted for subsequent purchase of properties that were subject to preferential purchase rights. These properties expanded our operations in our Eastern Region, the Permian Basin and the Mid-Continent Region and added new coal bed methane properties in the Rocky Mountains and new properties in South Texas. Our 2004 acquisitions increased reserves by approximately 716.5 Bcf of natural gas, 2.9 million Bbls of natural gas liquids and 98.2 million Bbls of oil.

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

During 2006, we acquired proved properties for a total cost of $561 million. In February 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. In June 2006, we acquired Peak Energy Resources, Inc., which operated gas-producing properties and owned unproved properties in the Barnett Shale in the Fort Worth Basin. The purchase price was $108 million, which was primarily funded by issuance of 3.2 million shares of common stock valued at $102 million, $5 million cash for additional leasehold interests and $1 million cash for other transaction costs. After recording estimated deferred taxes of $36 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $53 million. Our 2006 acquisitions increased reserves by approximately 157.9 Bcf of natural gas, 4.2 million Bbls of natural gas liquids and 3.3 million Bbls of oil.

During 2007, we acquired proved reserves for a total of $3.2 billion. We also acquired $831 million of unproved properties in 2007. In July 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion, subject to typical post-closing adjustments. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 21.6 million shares of our common stock in June 2007 for net proceeds of $1.0 billion, the issuance of $1.25 billion of senior notes in July 2007 and with borrowings under our commercial paper program, which was repaid with a portion of the proceeds from the issuance of $1.0 billion of senior notes in August 2007. After recording an asset retirement obligation of $32 million, other liabilities and transaction costs of $18 million, the purchase price allocated to proved properties was $2.5 billion and unproved properties was $73 million. In October 2007, we announced acquisitions from multiple parties of both producing and unproved properties in the Barnett Shale for approximately $550 million. All 2007 acquisitions are subject to typical post-closing adjustments. Our 2007 acquisitions increased reserves by approximately 1.3 Tcf of natural gas, 2.7 million Bbls of natural gas liquids and 11.3 million Bbls of oil.

Significant Properties

The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by major operating areas at December 31, 2007:

	Proved Reserves				Discounted Present Value before Income Tax of Proved Reserves(a)
(in millions)	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
Eastern Region	3,861.1	15.8	11.8	4,026.8	$9,242	32%
North Texas Region	2,288.6	6.3	—	2,326.4	4,501	15%
San Juan Region	1,129.1	42.5	2.2	1,397.3	3,164	11%
Permian and South Texas Region	560.2	2.2	192.4	1,728.0	8,127	28%
Mid-Continent and
Rocky Mountain Region	1,598.8	—	18.5	1,709.3	3,681	13%
Other	3.3	—	16.3	101.2	454	1%

Total	9,441.1	66.8	241.2	11,289.0	$29,169	100%

(a)	We believe that the discounted present value of estimated future net cash flows before income tax is a useful supplemental disclosure to the standardized measure, or after-tax amount, of $19.5 billion. While the standardized measure is dependent on the unique tax situation of each company, the pre-tax discounted amount is based on prices and discount factors that are consistent for all companies. Because of this, the pre- tax discounted amount can be used within the industry and by securities analysts to evaluate estimated future net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the pre-tax discounted amount is the discounted estimated future income tax of $9.6 billion at December 31, 2007.

Eastern Region

We began operations in East Texas and northwestern Louisiana in 1998. These properties produce from various formations at depths between 7,000 feet and 14,000 feet. Subsequent acquisitions and development activity have significantly increased reserves here since we began operations, and we now own an interest in approximately 690,000 net acres. Over 35% of our total proved reserves are in this region. We have 2,650 to 2,950 identified potential drilling locations in this area. In 2005, we expanded our gathering facilities to increase treating capacity to 730,000 Mcf per day. An additional 330,000 Mcf per day of treating capacity is expected to be completed in mid 2008. In 2008, we plan to drill between 340 and 380 wells in the Eastern Region.

Our primary focus in the Eastern Region is in the Freestone Trend where we have an interest in approximately 347,000 net acres. The trend consists of the Freestone, Bald Prairie, Oaks, Luna, Teague, Dew, Farrar and Bear Grass fields and was our most active gas development area in 2007. Other areas in the region include the Sabine Uplift and Cotton Valley areas of East Texas and northwestern Louisiana.

North Texas Region

Our operations in the Barnett Shale of North Texas began in January 2004 and, with our 2005 acquisition of Antero Resources Corporation, 2006 acquisition of Peak Energy Resources and various 2007 acquisitions, we are one of the largest producers in the area. We own approximately 250,000 net acres, 50% of which is in the core productive area, 841 producing wells and gas gathering and pipeline assets. We have 2,200 to 2,300 identified potential drilling locations in this area and plan to drill approximately 250 to 300 wells in 2008. We also own 225,000 Mcf per day of treating capacity allowing us to add new wells as they are completed. An additional 330,000 Mcf per day of treating capacity is expected to be completed during second quarter 2008.

San Juan Region

Our San Juan Region includes properties in the San Juan and Raton Basins of New Mexico and Colorado, as well as properties in the Uinta Basin of Utah. As a result of the 2007 Dominion acquisition, we significantly expanded our holdings in the Uinta Basin. Production is from conventional as well as coal bed methane sources. We have 1,500 to 1,600 identified potential drilling locations to develop these complex, multi-pay basins. In 2005, we entered a new tight-gas play in the Piceance Basin of Colorado through a farmout agreement with ExxonMobil, and in 2007 we completed the final well of a four-well commitment.

Permian and South Texas Region

The Permian and South Texas Region is made up of properties in West Texas, southeastern New Mexico and South Texas. In 2004, 2005 and 2007, we significantly expanded our holdings in the area through acquisitions and trades with ChevronTexaco, ExxonMobil, ConocoPhillips, Dominion and others. Our activities on these properties have increased oil production by returning shut-in wells to production, optimizing existing well performance, using fracture stimulation and drilling. We have also experienced successful results in multiple fields including Yates, University Block 9, Goldsmith, Russell, Prentice and Cornell. We have 1,250 to 1,350 identified potential drilling locations in this area.

Mid-Continent and Rocky Mountain Region

Our Mid-Continent and Rocky Mountain Region includes fields in Wyoming, Montana, Kansas, Oklahoma and Arkansas. We have operations in the Anadarko Basin, Fontenelle area, Powder River Basin and the Arkoma Basin. During 2008, we plan to continue drilling activities in the Fayetteville Shale in Arkansas and the Woodford Shale in Southeast Oklahoma. While most of our production in the region is from conventional sources, we are developing coal bed methane in the Powder River Basin of Wyoming. We have 1,900 to 2,100 identified potential drilling locations in this area. A portion of our properties in the Mid-Continent Region are subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust in December 1998.

We operate a gathering system and pipeline in Major County, Oklahoma and a gas plant in Texas County, Oklahoma, and its associated gathering system. We also completed a gas gathering and water disposal system in the Hartzog Draw area of Wyoming to service our coal bed methane wells.

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

The following are estimated quantities of proved reserves and related cash flows as of December 31, 2007, 2006 and 2005:

	December 31
(in millions)	2007	2006	2005
Proved developed:
Gas (Mcf)	6,031.5	4,481.6	4,033.1
Natural gas liquids (Bbls)	52.9	40.1	36.5
Oil (Bbls)	184.8	167.3	168.5
Mcfe	7,457.7	5,725.9	5,262.9
Proved undeveloped:
Gas (Mcf)	3,409.6	2,462.6	2,052.5
Natural gas liquids (Bbls)	13.9	12.9	10.9
Oil (Bbls)	56.4	47.1	40.2
Mcfe	3,831.3	2,822.7	2,359.3
Total proved:
Gas (Mcf)	9,441.1	6,944.2	6,085.6
Natural gas liquids (Bbls)	66.8	53.0	47.4
Oil (Bbls)	241.2	214.4	208.7
Mcfe	11,289.0	8,548.6	7,622.2
Estimated future net cash flows:
Before income tax (a)	$57,949	$32,259	$50,897
After income tax	$39,526	$22,008	$34,074
Present value of estimated future net cash flows, discounted at 10%:
Before income tax (a)	$29,169	$16,228	$25,816
After income tax	$19,538	$10,828	$17,094

(a)	We believe that the estimated future net cash flows before income tax and the discounted present value of estimated future net cash flows before income tax are useful supplemental disclosures to the after-tax estimated future net cash flows and the standardized measure, or after-tax amount. While the after-tax estimated future net cash flows and the standardized measure are dependent on the unique tax situation of each company, the pre-tax measures are based on prices and discount factors that are consistent for all companies. Because of this, the pre-tax measures can be used within the industry and by securities analysts to evaluate estimated future net cash flows from proved reserves on a more comparable basis. The difference between the after-tax and the pre-tax estimates of future net cash flows is estimated future income tax of $18.4 billion at December 31, 2007, $10.3 billion at December 31, 2006 and $16.8 billion at December 31, 2005. The difference between the standardized measure and the pre-tax discounted amount is the discounted estimated future income tax of $9.6 billion at December 31, 2007, $5.4 billion at December 31, 2006 and $8.7 billion at December 31, 2005.

Miller and Lents, Ltd., an independent petroleum engineering firm, prepared the estimates of our proved reserves and the future net cash flows (and related present value) attributable to proved reserves at December 31, 2007, 2006 and 2005. As prescribed by the Securities and Exchange Commission, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. None of our natural gas liquid proved reserves are attributable to gas plant ownership.

Estimated future net cash flows, and the related 10% discounted present value, of year-end 2007 proved reserves are significantly higher than at year-end 2006 because of higher commodity prices used in estimation of year-end proved reserves and increased reserves related to development and acquisitions. Year-end 2007 average realized prices used in the estimation of proved reserves were $6.39 per Mcf for gas, $60.24 per Bbl for natural gas liquids and $91.19 per Bbl for oil. Year-end 2006 product prices were $5.46 per Mcf for gas, $31.96 per Bbl for natural gas liquids and $55.47 per Bbl for oil. See Note 15 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

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

During 2007, we filed estimates of oil and gas reserves as of December 31, 2006 with the U.S. Department of Energy on Form EIA-23 and Form EIA-28. These estimates are consistent with the reserve data reported for the year ended December 31, 2006 in Note 15 to Consolidated Financial Statements, with the exception that Form EIA-23 includes only reserves from properties that we operate.

Exploration and Production Data

For the following data, “gross” refers to the total wells or acres in which we own a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by us. Although many wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to gas production.

Producing Wells

The following table summarizes producing wells as of December 31, 2007, all of which are located in the United States:

	Operated Wells		Nonoperated Wells		Total (a)
	Gross	Net	Gross	Net	Gross	Net
Gas	10,524.3	9,148.3	7,504.8	1,399.6	18,029.1	10,547.9
Oil	2,611.7	2,280.8	4,522.2	575.1	7,133.9	2,855.9

Total	13,136.0	11,429.1	12,027.0	1,974.7	25,163.0	13,403.8

(a)	930.1 gross (681.8 net) gas wells and 19.9 gross (18.0 net) oil wells are dual completions.

Drilling Activity

The following table summarizes the number of wells drilled during the years indicated. As of December 31, 2007, we were in the process of drilling 595 gross (422.4 net) wells.

	Year Ended December 31
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Completed as-
Gas wells	1,275	901.2	1,148	725.1	791	499.8
Oil wells	269	139.3	316	169.1	255	121.4
Non-productive	12	7.6	11	3.3	19	9.6

Total	1,556	1,048.1	1,475	897.5	1,065	630.8

Exploratory wells:
Completed as-
Gas wells	51	17.4	22	8.1	7	4.7
Oil wells	1	1.0	—	—	—	—
Non-productive	9	6.8	10	7.2	2	2.0

Total	61	25.2	32	15.3	9	6.7

Total (a)	1,617	1,073.3	1,507	912.8	1,074	637.5

(a)	Included in totals are 535 gross (106.0 net) wells in 2007, 581 gross (119.5 net) wells in 2006 and 472 gross (96.7 net) wells in 2005, drilled on nonoperated interests.

Acreage

The following table summarizes developed and undeveloped leasehold acreage in which we own a working interest as of December 31, 2007. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acres (a)(b)		Undeveloped Acres
(in thousands)	Gross	Net	Gross	Net
Texas	1,191	831	663	544
Arkansas	610	333	135	121
Oklahoma	580	407	254	129
New Mexico	562	350	19	17
Utah	289	168	154	99
Montana	272	44	85	36
Kansas	211	167	—	—
Louisiana	139	73	86	28
Colorado	112	87	5	5
Wyoming	99	67	67	60
Other	34	15	33	13

Total	4,099	2,542	1,501	1,052

(a)	Developed acres are acres spaced or assignable to productive wells.
(b)	Certain acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Cross Timbers Royalty Trust, and in Oklahoma, Kansas and Wyoming is subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust.

Substantially all of our undeveloped acreage is subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding three years. We do not expect to lose any significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

Oil and Gas Production, Sales Prices and Production Costs

The following table shows the total and average daily production, the average sales prices per unit of production and the production expense and taxes, transportation and other expense per Mcfe for the indicated periods:

	Year Ended December 31
	2007	2006	2005
Total Production:
Gas (Mcf)	532,097,846	433,010,577	377,097,181
Natural gas liquids (Bbls)	4,943,781	4,326,853	3,812,420
Oil (Bbls)	17,172,191	16,440,079	14,253,718
Mcfe	664,793,678	557,612,169	485,494,009

Average Daily Production:
Gas (Mcf)	1,457,802	1,186,330	1,033,143
Natural gas liquids (Bbls)	13,545	11,854	10,445
Oil (Bbls)	47,047	45,041	39,051
Mcfe	1,821,353	1,527,705	1,330,121

Average sales prices (a):
Gas (per Mcf)	$7.50	$7.69	$7.04
Natural gas liquids (per Bbl)	$45.37	$37.03	$34.10
Oil (per Bbl)	$70.08	$60.96	$47.03

Production expense per Mcfe	$0.93	$0.88	$0.84
Production and property taxes per Mcfe	$0.38	$0.41	$0.42
Transportation and other expense per Mcfe	$0.29	$0.26	$0.21

(a)	The sales prices shown include the effects of hedging. The effect of hedging on gas prices was to increase realized prices by $1.24 in 2007 and $1.43 in 2006 and to decrease realized prices by $0.34 in 2005. The effect of hedging on oil prices was to increase realized prices by $1.40 in 2007 and $0.17 in 2006 and to decrease realized prices by $5.25 in 2005.

Delivery Commitments

Under a production payment sold in 1998, we committed to deliver 16 Bcf beginning September 2006. The committed volumes are in East Texas. As of December 31, 2007, remaining volumes to be delivered under this commitment are 12 Bcf.

As part of the July 2007 Dominion acquisition, Dominion retained interests in certain of the acquired properties. Under the terms of the acquisition and the retained interest agreements, Dominion retained the rights to approximately 13 Bcf of gas beginning from the date of acquisition through February 2009. As of December 31, 2007, remaining volumes to be delivered to Dominion are 7 Bcf.

The Company’s production and reserves are adequate to meet these delivery commitments. See Note 8 to Consolidated Financial Statements.

Competition and Markets

We compete with other oil and gas companies in all aspects of our business, including acquisition of producing properties and oil and gas leases, marketing of oil and gas, and obtaining goods, services and labor. Some of our competitors have substantially larger financial and other resources. Factors that affect our ability to acquire producing properties include available funds, available information about the property and our standards established for minimum projected return on investment. Gathering systems are the only practical method for the intermediate transportation of natural gas. Therefore, competition for natural gas delivery is presented by other pipelines and gathering systems. Competition is also presented by alternative fuel sources, including heating oil, imported liquefied natural gas and other fossil fuels. Because of the long-lived, high margin nature of our oil and gas reserves and management’s experience and expertise in exploiting these reserves, management believes that it effectively competes in the market.

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

Federal Regulation of Natural Gas

The interstate transportation and certain sales for resale of natural gas, including transportation rates charged and various other matters, are subject to federal regulation by the Federal Energy Regulatory Commission. Federal wellhead price controls on all domestic gas were terminated on January 1, 1993, and none of our gathering systems are currently subject to FERC regulation. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated new regulations to implement the Energy Policy Act. We cannot predict the impact of future government regulation on any natural gas facilities.

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

On December 19, 2007, the President signed into law the Energy Independence & Security Act of 2007 (PL 110-140). The EISA, among other things, prohibits market manipulation by any person in connection with the purchase or sale of crude oil, gasoline, or petroleum distillates at wholesale in contravention of such rules and regulations that the Federal Trade Commission may prescribe, directs the Federal Trade Commission to enforce the regulations, and establishes penalties for violations thereunder. We cannot predict the impact of future government regulation on any natural gas facilities.

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

Employees

We had 2,361 employees as of December 31, 2007. We consider our relations with our employees to be good.

Executive Officers of the Company

The executive officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

Bob R. Simpson, 59, was a founder of the Company and has been Chairman and Chief Executive Officer since July 1, 1996. Prior thereto, Mr. Simpson served as Vice Chairman and Chief Executive Officer or held similar positions with the Company since 1986. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

Keith A. Hutton, 49, has been President since May 1, 2005. Prior thereto, Mr. Hutton served as Executive Vice President-Operations or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

Vaughn O. Vennerberg II, 53, has been Senior Executive Vice President and Chief of Staff since May 1, 2005. Prior thereto, Mr. Vennerberg served as Executive Vice President-Administration or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was employed by Cotton Petroleum Corporation and Texaco Inc. (1979-1986).

Louis G. Baldwin, 58, has been Executive Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

Timothy L. Petrus, 53, has been Executive Vice President-Acquisitions since May 1, 2005. Prior thereto, Mr. Petrus served as Senior Vice President-Acquisitions or held similar positions with the Company since 1988. Prior to that time, Mr. Petrus was employed by Texas American Bank and Exxon Corporation.

Bennie G. Kniffen, 57, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

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

Our results of operations depend upon the prices we receive for our natural gas, oil and natural gas liquids. We sell most of our natural gas, oil and natural gas liquids at current market prices rather than through fixed-price contracts. Historically, the markets for natural gas, oil and natural gas liquids have been volatile and are likely to remain volatile in the future. The prices we receive depend upon factors beyond our control, which include:

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

To the extent we have not hedged our production, any decline in natural gas and oil prices adversely affects our financial condition. If the oil and gas industry experiences significant price declines, we may, among other things, be unable to meet our financial obligations or make planned capital expenditures.

Our use of hedging arrangements could result in financial losses or reduce our income.

To reduce our exposure to fluctuations in natural gas, oil and natural gas liquids prices, we have entered into and expect in the future to enter into hedging arrangements for a portion of our natural gas, oil and natural gas liquids production. However, we may not be able to hedge our future production at prices we deem attractive. These hedging arrangements expose us to risk of financial loss in some circumstances, including when:

•	production is less than expected;

•	the counterparty to the hedging contract defaults on its contractual obligations; or

•	there is a change in the expected differential between the underlying price in the hedging agreement and actual prices received.

In addition, these hedging arrangements may limit the benefit we would otherwise receive from increases in natural gas, oil and natural gas liquids prices.

We have substantial capital requirements, and we may be unable to obtain needed financing on satisfactory terms.

We make, and will continue to make, substantial capital expenditures for the acquisition, development, exploration and abandonment of our oil and natural gas reserves. We intend to finance our capital expenditures primarily through cash flow from operations, bank and commercial paper borrowings and public and private equity and debt offerings. Lower oil and natural gas prices, however, would reduce our cash flow and could affect our access to the capital markets. Costs of exploration and development were $2.8 billion in 2007, $2.1 billion in 2006 and $1.4 billion in 2005. During 2007, we spent $3.2 billion on proved property acquisitions and $831 million on unproved property acquisitions. Our exploration and development budget for 2008 is $2.6 billion. An additional $400 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities in 2008.

We believe that, after debt service, we will have sufficient cash from operating activities to finance our exploration and development expenses through 2008. If revenues decrease, however, and we are unable to obtain additional debt or equity financing, we may lack the capital necessary to replace our reserves or to maintain production at current levels.

We have substantial indebtedness and may incur substantially more debt. Any failure to meet our debt obligations would adversely affect our business and financial condition.

We have incurred substantial debt. As a result of our indebtedness, we will need to use a portion of our cash flow to pay principal and interest, which will reduce the amount available to finance our operations and other business activities and could limit our flexibility in planning for or reacting to changes in our business and the industry in which we operate. Our bank revolving credit, term loans and commercial paper indebtedness is at a variable interest rate, and so a rise in interest rates will generate greater interest expense to the extent we do not have applicable interest rate protection hedges. The amount of our debt may also cause us to be more vulnerable to economic downturns and adverse developments in our business.

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

We operate in the highly competitive areas of oil and natural gas acquisition, development, exploitation, exploration and production. The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. We face intense competition from independent, technology-driven companies as well as from both major and other independent oil and natural gas companies in each of the following areas:

•	seeking to acquire desirable producing properties or new leases for future exploration;

•	marketing our oil and natural gas production;

•	integrating new technologies;

•	seeking to acquire the equipment and expertise necessary to develop and operate our properties; and

•	hiring qualified people.

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

Estimating quantities of proved oil and natural gas reserves is a complex process. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions or changes in conditions could cause the quantities and net present value of our reserves to be overstated.

To prepare estimates of economically recoverable oil and natural gas reserves and future net cash flows, we analyze many variable factors, such as historical production from the area compared with production rates from other producing areas. We also analyze available geologic, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also involves economic assumptions relating to commodity prices, production costs, severance and excise taxes, capital expenditures and workover and remedial costs. Actual results most likely will vary from our estimates. Any significant variance could reduce the estimated quantities and present value of reserves shown in this annual report.

You should not assume that the present value of future net cash flows from our proved reserves shown in this annual report is the current market value of our estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices and costs on the date of the estimate. Actual current and future prices and costs may differ materially from those used in the net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the estimate which is provided in this annual report.

Producing and unproved property acquisitions are a component of our growth strategy, and our failure to complete future acquisitions successfully could reduce our earnings and slow our growth.

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

Our recent growth is due in part to acquisitions of both producing and unproved properties, and we expect acquisitions will continue to contribute to our future growth. Successful acquisitions require an assessment of a number of factors, many of which are beyond our control. These factors include recoverable reserves, exploration and development potential, lease terms, future oil and natural gas prices, operating costs and potential environmental and other liabilities. Such assessments are inexact and their accuracy is inherently uncertain. In connection with our assessments, we perform a review of the acquired properties, which we believe is generally consistent with industry practices. However, such a review will not reveal all existing or potential problems. In addition, our review may not allow us to become sufficiently familiar with the properties, and we do not always discover structural, subsurface and environmental problems that may exist or arise. Our review prior to signing a definitive purchase agreement may be even more limited.

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

There are risks in acquiring both producing and unproved properties, including difficulties in integrating acquired properties into our business, additional liabilities and expenses associated with acquired properties, diversion of management attention, and costs of increased scope, geographic diversity and complexity of our operations.

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

Our development and exploratory drilling efforts and our operations of our wells may not be profitable or achieve our targeted returns.

We acquire significant amounts of unproved property in order to further our development efforts. Development and exploratory drilling and production activities are subject to many risks, including the risk that no commercially productive reservoirs will be discovered. We acquire both producing and unproved properties as well as lease undeveloped acreage that we believe will enhance our growth potential and increase our earnings over time. However, we cannot assure you that all prospects will be economically viable or that we will not abandon our initial investments. Additionally, there can be no assurance that unproved property acquired by us or undeveloped acreage leased by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive or that we will recover all or any portion of our investment in such unproved property or wells. Drilling for natural gas and oil may involve unprofitable efforts, not only from dry wells but also from wells that are productive but do not produce sufficient commercial quantities to cover the drilling, operating and other costs. In addition, wells that are profitable may not meet our internal return targets, which are dependent upon the current and future market prices for natural gas and crude oil, costs associated with producing natural gas and oil and our ability to add reserves at an acceptable cost. We rely to a significant extent on seismic data and other advanced technologies in identifying unproved property prospects and in conducting our exploration activities. The seismic data and other technologies we use do not allow us to know conclusively, prior to acquisition of unproved property or drilling a well, whether natural gas or oil is present or may be produced economically. The use of seismic data and other technologies also requires greater pre-drilling expenditures than traditional drilling strategies.

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

Drilling oil and natural gas wells, including development wells, involves numerous risks, including the risk that we may not encounter commercially productive oil and natural gas reservoirs. We may not recover all or any portion of our investment in new wells. The presence of unanticipated pressures or irregularities in formations, miscalculations or accidents may cause our drilling activities to be unsuccessful and result in a total loss of our investment. In addition, we often are uncertain as to the future cost or timing of drilling, completing and operating wells. Further, our drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including:

•	unexpected drilling conditions, including urban drilling;

•	title problems;

•	restricted access to land for drilling or laying pipeline;

•	pressure or irregularities in formations;

•	equipment failures or accidents;

•	adverse weather conditions; and

•	costs of, or shortages or delays in the availability of, drilling rigs, tubular materials and equipment.

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

As of December 31, 2007, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

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

In July 2005 a predecessor company, Antero Resources Corporation, was served with a lawsuit styled Threshold Development Company, et al. v. Antero Resources Corp., which lawsuit was filed in the District Court of Wise County, Texas. The plaintiffs are surface owners, royalty owners and prior working interest owners in several oil and gas leases as well as other contractual agreements under which Antero Resources Corporation owned an interest. Antero Resources Corporation, the defendant, was acquired by us on April 1, 2005. The claims relate to alleged events pre-dating the acquisition and concern non-payment of royalties, improper calculation of royalties, improper pricing related to royalties, trespass, failure to develop and breach of contract. We have settled all claims related to the payment of royalties and trespass. Under the remaining claims, the plaintiffs are seeking both damages and termination of the existing oil and gas leases covering their interests. The court has ordered the parties to mediation, which has not been scheduled. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on its earnings, cash flows or financial position.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “XTO.” The following table sets forth quarterly high and low closing prices and cash dividends declared for each quarter of 2007 and 2006, (as adjusted for the five-for-four stock split effected in December 2007 and the May 2006 distribution of the Hugoton Royalty Trust units):

	High	Low	Cash Dividend
2007
First Quarter	$44.46	$35.48	$0.096
Second Quarter	50.82	43.42	0.096
Third Quarter	50.37	41.98	0.096
Fourth Quarter	53.66	48.50	0.120

2006
First Quarter	$38.04	$30.80	$0.060
Second Quarter	36.91	29.58	0.060
Third Quarter	38.68	31.52	0.060
Fourth Quarter	40.48	32.00	0.072

The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters the Board of Directors deems relevant.

In November 2007, the Board of Directors declared a five-for-four stock split of its common stock and declared a quarterly dividend of $0.12, effecting a 25% dividend increase. On February 19, 2008, the Board of Directors declared a quarterly dividend of $0.12 per common share, payable on April 15, 2008 to stockholders of record on March 31, 2008. On February 21, 2008, we had 2,074 stockholders of record.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.047688 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded at approximately $1.35 per common share, based on the fair market value of the units on that date.

The following summarizes purchases of our common stock during fourth quarter 2007:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	215,711		$50.78	—
November	212,065		$51.52	—
December	1,326		$51.82	—

Total	429,102	(2)	$51.15	—	22,208,000

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 25 million shares of the Company’s common stock.
(2)	Does not include performance or restricted share forfeitures. Includes 124,769 shares and 25,938 shares of common stock purchased during the quarter from employees in connection with the settlement of income tax withholding obligations upon vesting of restricted shares and performance shares, respectively, under the 2004 Stock Incentive Plan. Also includes 278,395 shares of common stock delivered or attested to in satisfaction of the exercise price upon the exercise of employee stock options under both the 1998 and 2004 Stock Incentive plans. These share purchases were not part of a publicly announced program to purchase common shares.

Item 6.	SELECTED FINANCIAL DATA

The following table shows selected financial information for each of the years in the five-year period ended December 31, 2007. Significant producing property acquisitions in each of the years presented affect the comparability of year-to-year financial and operating data. See Items 1 and 2, Business and Properties, “Acquisitions.” All weighted average shares and per share data have been adjusted for the five-for-four stock split effected in December 2007, the four-for-three stock split effected in March 2005, the five-for-four stock split effected in March 2004 and the four-for-three stock split effected in March 2003. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements at Item 15(a).

(in millions except production, per share and per unit data)	2007	2006		2005		2004	2003
Consolidated Income Statement Data
Revenues:
Gas and natural gas liquids	$4,214	$3,490		$2,787		$1,613	$1,040
Oil and condensate	1,204	1,002		670		319	135
Gas gathering, processing and marketing	100	86		56		18	13
Other	(5)	(2)		6		(2)	1

Total Revenues	$5,513	$4,576		$3,519		$1,948	$1,189

Net Income	$1,691 (a)	$1,860	(b)	$1,152	(c)	$508 (d)	$288	(e)

Earnings per common share:
Basic	$3.58	$4.08		$2.57		$1.22	$0.77	(f)

Diluted	$3.53	$4.02		$2.52		$1.21	$0.76	(f)

Weighted average common shares outstanding	471.9	456.1		448.1		416.1	374.6

Cash dividends declared per common share	$0.408	$0.252	(g)	$0.180		$0.072	$0.019	(h)

Consolidated Statement of Cash Flows Data
Cash provided (used) by:
Operating activities	$3,639	$2,859		$2,094		$1,217	$794
Investing activities	$(7,345)	$(3,036)		$(2,908)		$(2,518)	$(1,135)
Financing activities	$3,701	$180		$806		$1,304	$333
Consolidated Balance Sheet Data
Property and equipment, net	$17,200	$10,824		$8,508		$5,624	$3,312
Total assets	$18,922	$12,885		$9,857		$6,110	$3,611
Long-term debt	$6,320	$3,451		$3,109		$2,043	$1,252
Stockholders’ equity	$7,941	$5,865		$4,209		$2,599	$1,466
Operating Data
Average daily production:
Gas (Mcf)	1,457,802	1,186,330		1,033,143		834,572	668,436
Natural gas liquids (Bbls)	13,545	11,854		10,445		7,484	6,463
Oil (Bbls)	47,047	45,041		39,051		22,696	12,943
Mcfe	1,821,353	1,527,705		1,330,121		1,015,654	784,877
Average sales price:
Gas (per Mcf)	$7.50	$7.69		$7.04		$5.04	$4.07
Natural gas liquids (per Bbl)	$45.37	$37.03		$34.10		$26.44	$19.99
Oil (per Bbl)	$70.08	$60.96		$47.03		$38.38	$28.59
Production expense (per Mcfe)	$0.93	$0.88		$0.84		$0.66	$0.58
Taxes, transportation and other expense (per Mcfe)	$0.67	$0.67		$0.63		$0.47	$0.37
Proved reserves:
Gas (Mcf)	9,441.1	6,944.2		6,085.6		4,714.5	3,644.2
Natural gas liquids (Bbls)	66.8	53.0		47.4		38.5	34.7
Oil (Bbls)	241.2	214.4		208.7		152.5	55.4
Mcfe	11,289.0	8,548.6		7,622.2		5,860.3	4,184.9
Other Data
Ratio of earnings to fixed charges (i)	9.6	15.2		11.7		8.9	6.9

(a)	Includes pre-tax effects of a $43 million non-cash derivative fair value loss.
(b)	Includes pre-tax effects of a gain on the distribution of Hugoton Royalty Trust units of $469 million, income tax expense related to enactment of a new State of Texas margin tax of $34 million and a $39 million non-cash derivative fair value gain.
(c)	Includes pre-tax effects of a $39 million non-cash derivative fair value gain, non-cash performance award compensation of $34 million, and a gain of $10 million on the exchange of producing properties.
(d)	Includes pre-tax effects of a $6 million non-cash derivative fair value loss, stock-based incentive compensation of $89 million and special bonuses totaling $12 million related to the ChevronTexaco and ExxonMobil acquisitions. Stock-based incentive compensation includes cash compensation of $22 million related to cash-equivalent performance shares.
(e)	Includes pre-tax effects of a $10 million non-cash derivative fair value loss, a non-cash contingency gain of $2 million, non-cash performance award compensation of $53 million, a $10 million loss on extinguishment of debt, a $16 million non-cash gain on the distribution of Cross Timbers Royalty Trust units, and a $2 million after-tax gain on adoption of the new accounting standard for asset retirement obligation.
(f)	Before cumulative effect of accounting change, earnings per share were $0.76 basic and $0.75 diluted.
(g)	Excludes the May 2006 distribution of all of the Hugoton Royalty Trust units owned by the Company to its stockholders as a dividend with a market value of approximately $1.35 per common share.
(h)	Excludes the September 2003 distribution of all of the Cross Timbers Royalty Trust units owned by the Company to its stockholders as a dividend with a market value of approximately $0.07 per common share.
(i)	For purposes of calculating this ratio, earnings are before income tax and fixed charges. Fixed charges include interest costs and the portion of rentals considered to be representative of the interest factor.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our business is to produce and sell natural gas, natural gas liquids and crude oil from our predominantly southwestern and central U.S. properties, most of which we operate. Because our gathering, processing and marketing functions are ancillary to and dependent upon our production of natural gas, natural gas liquids and crude oil, we have determined that our business comprises only one industry segment.

In 2007, we achieved the following record financial and operating results:

•

Average daily gas production was 1.46 Bcf, a 23% increase from 2006, average daily oil production was 47,047 Bbls, a 4% increase from 2006, and average daily natural gas liquids production was 13,545 Bbls, a 14% increase from 2006.

•	Year-end proved reserves were 11.29 Tcfe, a 32% increase from year-end 2006.

•	Cash flow from operating activities was $3.6 billion, a 27% increase from 2006.

•	Year-end stockholders’ equity was $7.9 billion, a 35% increase from year-end 2006.

We achieve production and proved reserve growth primarily through acquisitions of both producing and unproved properties, followed by low-risk development generally funded by cash flow from operating activities. Funding sources for our acquisitions include proceeds from sales of public and private equity and debt, bank or commercial paper borrowings and cash flow from operating activities. During 2007, we acquired $3.2 billion of proved properties with proved reserves of 1.3 Tcf of natural gas, 2.7 million Bbls of natural gas liquids and 11.3 million Bbls of oil, as well as $831 million of unproved properties.

In a trend that began in 2004 and accelerated during 2005 and the first half of 2006, commodity prices for natural gas, natural gas liquids and oil increased significantly (see “Significant Events, Transactions and Conditions –Product Prices”). The higher prices have led to increased activity in the industry and, consequently, rising costs. Drilling rig counts are at levels not seen since the last boom in the early 1980s and labor to run the rigs is in short supply. This was further aggravated by the damage in the Gulf of Mexico as a result of the August and September 2005 hurricanes. These cost trends have put pressure not only on our operating costs but also our capital costs. With the increased activity, there is also increased demand for oil and gas properties which has resulted in higher acquisition prices. While prices for natural gas have been relatively flat since the second half of 2006, oil prices in the second half of 2007 began to increase significantly. The leveling off of natural gas prices has resulted in slowing cost inflation.

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

Our goal for 2008 is to increase production by 20%. To achieve future production and reserve growth, we will continue to pursue acquisitions that meet our criteria and to complete development projects included in our inventory of between 9,500 and 10,300 identified potential drilling locations. Our 2008 development budget is $2.6 billion. While an acquisition budget has not been formalized, we expect to complete acquisitions of both producing and unproved properties for approximately $1.0 billion, during the first quarter of 2008. These acquisitions will be funded both by commercial paper borrowings and by proceeds from the February 2008 common stock offering and are subject to typical post-closing adjustments. We plan to actively review additional acquisition opportunities during 2008. We cannot ensure that we will be able to find properties that meet our acquisition criteria and that we can purchase such properties on acceptable terms (see “Liquidity and Capital Resources-Capital Expenditures”).

Increased activity in the oil and gas producing industry has also had an effect on our ability to hire qualified people including not only operational employees, but also all classifications of industry-specific professionals. We continue to find the employees we need to adequately staff our operations; however, the cost of hiring and the time to fill positions has increased. Our employee turnover continues to remain low with total turnover of 9.6% in 2007 and 8.4% in 2006.

In the event that our operating cash flow exceeds our development, exploration and acquisition capital needs, we will consider other alternative uses for this cash including, but not limited to, debt repayment or stock repurchases. In August 2004, the Board of Directors authorized the repurchase of up to 25 million shares of our common stock from time to time in the open market or negotiated transactions. As of December 31, 2007, 2.8 million shares have been repurchased under this authorization.

Sales prices for our natural gas, oil and natural gas liquids production are influenced by supply and demand conditions over which we have little or no control, including weather and regional and global economic conditions. To provide predictable production growth, we may hedge a portion of our production at commodity prices management deems attractive to ensure stable cash flow margins to fund our operating commitments and development program. As of February 2008, we have hedged approximately 65% of our 2008 projected gas production at an average NYMEX price of $8.32 per Mcf, about 60% of our 2008 crude oil production at an average NYMEX price of $74.20 per Bbl and about 30% of our 2008 natural gas liquids production at an average price of $44.22 per Bbl. Our average realized price on hedged production will be lower than these average NYMEX prices because of location, quality and other adjustments.

The combined effect of higher product prices, a 23% increase in gas production, a 4% increase in oil production and a 14% increase in natural gas liquids production resulted in a 20% increase in total revenues to $5.5 billion in 2007 from $4.6 billion in 2006. On an Mcfe produced basis, total revenues were $8.29 in 2007, a 1% increase from $8.21 in 2006.

We analyze, on an Mcfe produced basis, expenses that generally trend with changes in production:

	2007	2006	Increase (Decrease)
Production	$0.93	$0.88	6%
Taxes, transportation and other	0.67	0.67	—
Depreciation, depletion and amortization	1.78	1.57	13%
Accretion of discount in asset retirement obligation	0.03	0.03	—
General and administrative, excluding stock compensation	0.25	0.22	14%
Interest	0.38	0.32	19%

	$4.04	$3.69	9%

Production expense per Mcfe rose 6% primarily because of increased maintenance costs. Taxes, transportation and other expense generally is based on product revenues. An increase in transportation and other expense as a result of higher product prices was offset by lower production taxes and lower property taxes. The lower production taxes were primarily due to the benefit of increased gas volumes from new drill wells which were subject to reduced production tax rates. The 13% increase in depreciation, depletion and amortization per Mcfe resulted from higher acquisition, development and facility costs. The 14% increase in all other general and administrative expense per Mcfe is because of increased personnel and other costs related to Company growth. The 19% increase in interest expense is primarily because of an increase in weighted average borrowings to fund recent acquisitions.

Significant expenses that generally do not trend with production include:

Stock compensation. Stock compensation expense was $65 million in 2007 compared to $63 million in 2006.

Derivative fair value (gain) loss. This is the net realized and unrealized gain or loss on derivative financial instruments that does not qualify for hedge accounting treatment and fluctuates based on changes in the fair value of underlying commodities. The net derivative fair value gain was $11 million in 2007 compared to $102 million in 2006.

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

Significant Events, Transactions and Conditions

The following events, transactions and conditions affect the comparability of results of operations and financial condition for each of the years ended December 31, 2007, 2006 and 2005 and may impact future operations and financial condition.

Acquisitions. We acquired proved and unproved properties at a total cost of $4.0 billion in 2007, $786 million in 2006 and $2.0 billion in 2005, which were funded by a combination of proceeds from sales of common stock and senior notes, bank borrowings and cash flow from operating activities. The following are significant acquisitions in each of these years:

Closing Date		Seller	Amount (in millions)		Acquisition Area
2007	July	Dominion Resources, Inc.	$2,576	(a)	Rocky Mountain Region, San Juan Basin and South Texas
	October	Various.	550		Barnett Shale of North Texas
2006	February	Total E&P USA, Inc.	300		East Texas and Mississippi
	June	Peak Energy Resources Inc.	150	(b)	Barnett Shale of North Texas
2005	April	Antero Resources Corporation	814	(c)	Barnett Shale of North Texas
	May	Plains Exploration & Production Company	336		East Texas and northwestern Louisiana

	July	ExxonMobil Corporation	200		Permian Basin of West Texas and New Mexico

(a)	Represents a portion of the allocated purchase price of Dominion Resources, Inc. and includes an allocation of $2.5 billion to proved properties and $73 million to unproved properties. See Note 13 to the Consolidated Financial Statements.
(b)	Represents a portion of the allocated purchase price of Peak Energy Resources, Inc. and includes an allocation of $97 million to proved properties and $53 million to unproved properties. See Note 13 to the Consolidated Financial Statements.
(c)	Represents a portion of the allocated purchase price of Antero Resources Corporation and includes an allocation of $634 million to proved properties and $180 million to unproved properties. See Note 13 to the Consolidated Financial Statements.

2007, 2006 and 2005 Development and Exploration Programs. Gas development focused on the Eastern and North Texas Regions during 2007, 2006 and 2005. Oil development was concentrated primarily in the Permian Region during all three years. Development costs totaled $2.5 billion in 2007, $2.0 billion in 2006 and $1.3 billion in 2005. Exploration activity in 2007 and 2006 was primarily drilling and geological and geophysical analysis, including seismic studies of underdeveloped properties in South Texas. Exploratory costs were $257 million in 2007, $123 million in 2006 and $52 million in 2005. Our development and exploration activities are generally funded by cash flow from operations.

2008 Acquisition, Development and Exploration Program. We have budgeted $2.6 billion for our 2008 development and exploration program, which we expect to fund using cash flow from operations. While an acquisition budget has not been formalized, we expect to complete acquisitions of both producing and unproved properties for approximately $1.0 billion during the first quarter of 2008. These acquisitions will be funded both by commercial paper borrowings and by proceeds from the February 2008 common stock offering and are subject to typical post-closing adjustments. We plan to continue to actively review additional acquisition opportunities during 2008. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, public or private issuance of debt or equity, or asset sales. The cost of 2008 property acquisitions may alter the amount currently budgeted for development and exploration. Our total budget for acquisitions, development and exploration will be adjusted throughout 2008 to focus on opportunities offering the highest rates of return. Additionally, $400 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities.

As of December 31, 2007, we have an inventory of between 9,500 and 10,300 identified potential drilling locations. We plan to drill about 1,160 (980 net) development wells and perform approximately 750 (600 net) workovers and recompletions in 2007. Drilling plans are dependent upon product prices.

Product Prices. In addition to supply and demand, oil and gas prices are affected by seasonal, political and other conditions we generally cannot control or predict.

Gas. Natural gas prices are affected by weather, the U.S. economy, the level of North American production, crude oil prices and import levels of liquefied natural gas. Natural gas competes with alternative energy sources as fuel for heating and the generation of electricity. Natural gas prices rose sharply in the second half of 2005 due to the effects of hurricanes on Gulf of Mexico production with gas prices reaching a peak in excess of $15.00 per MMBtu. During most of 2006, gas prices trended lower primarily because of an adequate natural gas supply inventory due to the warmer than normal winter weather and the absence of hurricane activity in the Gulf of Mexico. Much colder temperatures in early 2007 caused prices to partially rebound, however, the absence of hurricane activity in the Gulf of Mexico in 2007 has kept prices relatively flat. We expect prices to remain volatile. As described under “Hedging Activities” below, we use commodity price hedging instruments to reduce our exposure to gas price fluctuations. The following are comparative average gas prices for the last three years:

	Year Ended December 31
(per Mcf)	2007	2006	2005
Average NYMEX price	$6.86	$7.23	$8.62
Average realized sales price	$7.50	$7.69	$7.04
Average realized sales price excluding hedging	$6.26	$6.26	$7.38

At February 12, 2008, the average NYMEX gas price for the following 12 months was $8.91 per MMBtu. As computed on an energy equivalent basis, our proved reserves were 84% natural gas at December 31, 2007. After considering hedges in place as of February 15, 2008, we estimate that a $0.10 per Mcf change in the average gas sales price would result in approximately a $20 million change in 2008 annual operating cash flow before income taxes.

Oil. Crude oil prices are generally determined by global supply and demand. Oil prices have risen primarily because of increasing global demand and supply shortage concerns, inadequate sour crude refining capacity, reduced production as a result of tropical storms and hurricanes in the Gulf of Mexico in 2005 and political instability in some oil producing countries. In the last few months of 2007 and early 2008, rising tensions in the

Middle East, weakness in the dollar and strong demand caused prices to reach record levels of $100 per Bbl. We expect oil prices to remain volatile. As described under “Hedging Activities” below, we use commodity price hedging instruments to reduce our exposure to oil price fluctuations. The following are comparative average oil prices for the last three years:

	Year Ended December 31
(per Bbl)	2007	2006	2005
Average NYMEX price	$72.39	$66.22	$56.57
Average realized sales price	$70.08	$60.96	$47.03
Average realized sales price excluding hedging	$68.68	$60.79	$52.28

At February 12, 2008, the average NYMEX oil price for the following 12 months was $91.91 per Bbl. After considering hedges in place as of February 15, 2008, we estimate that a $1.00 per barrel change in the average oil sales price would result in approximately a $7 million change in 2008 annual operating cash flow before income taxes.

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

In 2007, all hedging activities increased gas revenue by $658 million and oil revenue by $24 million. In 2006, all hedging activities increased gas revenue by $618 million and oil revenue by $3 million. In 2005, all hedging activities decreased gas revenue by $127 million and oil revenue by $75 million.

The following summarizes our 2008 NYMEX hedging positions under futures contracts and swap agreements as of February 2008, excluding basis adjustments.

Our average daily production was 1.67 Bcf of gas, 48,844 Bbls of oil and 14,462 Bbls of natural gas liquids in fourth quarter 2007. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. See Note 8 to the Consolidated Financial Statements.

		Natural Gas
Production Period		Mcf per Day	Average NYMEX Price per Mcf
2008	January to March	1,100,000	$8.33
	April to December	1,200,000	$8.32

		Crude Oil
Production Period		Bbls per Day	Average NYMEX Price per Bbl
2008	January to December	30,000	$74.20

		Natural Gas Liquids
Production Period		Bbls per Day	Average Price per Bbl
2008	January to December	5,000	$44.22

Derivative Fair Value (Gain) Loss. We record in our income statements realized and unrealized derivative fair value gains and losses related to derivatives that do not qualify for hedge accounting, as well as the ineffective portion of hedge derivatives. We recorded net derivative fair value gains of $11 million in 2007, $102 million in 2006 and $13 million in 2005. Of these amounts, an $11 million gain in 2007, a $67 million gain in 2006 and a $1 million loss in 2005 was due to the ineffective portion of hedge derivatives. These ineffective hedge derivative gains and losses are primarily because of fluctuating oil and gas prices and their effect on hedges of production in areas without corresponding basis or location differential swap contracts.

Derivative fair value (gain) loss includes a net gain related to our Btu swap contracts of $16 million in 2006 and a net loss of $23 million in 2005. The remaining portion of these contracts was terminated as of February 28, 2006.

Unrealized derivative gains and losses associated with effective cash flow hedges are recorded in stockholders’ equity as accumulated other comprehensive income (loss). At December 31, 2007, we have an unrealized pre-tax loss of $52 million in accumulated other comprehensive income (loss) related to the fair value of derivatives designated as cash flow hedges of natural gas, crude oil and natural gas liquids price risk. Based on December 31 mark-to-market prices, all of this fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at contract settlement date.

Stock-Based Compensation. Stock compensation totaled $65 million in 2007, $63 million in 2006 and $34 million in 2005. Included in stock option expense in 2006 is $36 million related to options granted in the second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period. As of December 31, 2007, stock compensation expense is expected to total $92 million in 2008, $46 million in 2009, and $21 million in 2010 related to all outstanding stock awards.

Hugoton Royalty Trust Distribution. In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.047688 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, or approximately $1.35 per common share, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31. After considering the cost of the trust units, we recorded a gain on distribution of $469 million before income tax.

Senior Note Offerings. In April 2005, we sold $400 million of 5.3% senior notes due June 2015. In March 2006, we sold $400 million of 5.65% senior notes due April 2016 and $600 million of 6.1% senior notes due April 2036. In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. In August 2007, we sold an additional $250 million of the 5.9% senior notes, $300 million of the 6.25% senior notes and $450 million of the 6.75% senior notes that constituted a further issuance of the senior notes issued in July 2007. Proceeds from the senior notes were used to fund property acquisitions and reduce bank debt.

Common Stock Transactions. In June 2007, we completed a public offering of 21.6 million common shares at $48.40 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc.

In February 2008, we completed a public offering of 23 million common shares at $55.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion were used to fund a portion of the $1.0 billion of property acquisitions expected to close in first quarter 2008 and to repay indebtedness under our commercial paper program.

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

In June 2006, we registered 3.2 million shares of our common stock, which were issued in the acquisition of Peak Energy Resources on June 30, 2006.

Results of Operations

2007 Compared to 2006

For the year 2007, net income was $1.7 billion compared with net income of $1.9 billion for 2006. Earnings for 2007 include the net after-tax effects of a $28 million non-cash derivative fair value loss. Earnings for 2006 include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, a $24 million non-cash derivative fair value gain and $34 million of income tax expense related to enactment of a State of Texas margin tax.

Revenues for 2007 were $5.5 billion, or 20% higher than 2006 revenues of $4.6 billion. Gas and natural gas liquids revenue increased $724 million, or 21%, because of a 23% increase in gas production, a 14% increase in natural gas liquids production and a 23% increase in natural gas liquids prices from an average price of $37.03 per Bbl in 2006 to $45.37 in 2007, partially offset by a 2% decrease in gas prices from an average of $7.69 per Mcf in 2006 to $7.50 in 2007 (see “Significant Events, Transactions and Conditions – Product Prices – Gas” above). Increased production was attributable to the 2007 acquisition and development program.

Oil revenue increased $202 million, or 20%, because of a 4% increase in production, primarily due to the 2007 acquisition and development program, and a 15% increase in oil prices from an average of $60.96 per Bbl in 2006 to $70.08 in 2007 (see “Significant Events, Transactions and Conditions – Product Prices – Oil” above).

Gas gathering, processing and marketing activities resulted in a net contribution of $19 million in 2007 compared to a net contribution of $45 million in 2006. The decreased net contribution was primarily due to higher costs.

Expenses for 2007 totaled $2.6 billion as compared with total 2006 expenses of $1.9 billion. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $124 million, or 25%, primarily because of increased overall production and higher maintenance costs. The per Mcfe production expense increase from $0.88 in 2006 to $0.93 in 2007 is primarily attributable to the increased maintenance costs. Taxes, transportation and other expense increased 19%, or $72 million, primarily because of higher product revenues. Taxes, transportation and other per Mcfe was $0.67 in both 2007 and 2006. An increase in transportation and other expense as a result of higher product prices was offset by lower production taxes and lower property taxes. The lower production taxes were primarily due to the benefit of increased gas volumes from new drill wells which were subject to reduced production tax rates. Exploration expense increased $30 million primarily because of increased seismic costs in South Texas and unsuccessful exploratory wells.

Depreciation, depletion and amortization (DD&A) increased $312 million, or 36% primarily because of increased production. On an Mcfe basis, DD&A increased 13% from $1.57 in 2006 to $1.78 in 2007 because of higher acquisition, development and facility costs.

General and administrative expense increased $42 million (22%). Of this increase, $2 million was the result of an increase in non-cash incentive award compensation. Included in 2006 non-cash incentive award compensation was $36 million related to options granted in the second quarter which were subject to accelerated vesting provisions upon retirement under employment agreements for certain employees. As required under SFAS No. 123R, stock option awards subject to such vesting provisions granted to retirement-eligible employees are expensed upon grant, rather than over the expected vesting period. Excluding this charge, non-cash incentive award compensation increased $38 million in 2007 primarily as a result of additional incentive award grants since last year as well as an increase in the fair value of each award granted. Increased general and administrative expense, excluding non-cash incentive award compensation, is primarily because of higher employee expenses related to Company growth. Excluding non-cash incentive award compensation, general and administrative expense per Mcfe increased 14% from $0.22 in 2006 to $0.25 in 2007.

The derivative fair value gain for 2007 was $11 million compared to $102 million in 2006. The 2007 gain is primarily related to the ineffective portion of hedge derivatives. The 2006 gain is primarily related to the ineffective portion of hedge derivatives as well as a $16 million gain on the final settlement of Btu swap contracts. See Note 7 to Consolidated Financial Statements.

Interest expense increased $70 million, or 39%, primarily because of a 43% increase in the weighted average borrowings to partially fund property acquisitions partially offset by higher interest income related to increased cash on hand and an increase in capitalized interest. Interest expense per Mcfe increased 19% from $0.32 in 2006 to $0.38 in 2007. The 2007 effective income tax rate was 36.0%, as compared with a 37.2% effective rate for 2006. Excluding the effect of the $34 million income tax expense related to a State of Texas margin tax, the effective tax rate for the 2006 period was 36.0%. The current portion of total income taxes was 31% in 2007 and 52% in 2006. Excluding the effect of the gain on the distribution of Hugoton Royalty Trust units, the current portion of total income taxes was 39% in 2006. The decline in the current portion of total income taxes was primarily due to increased development costs in 2007.

2006 Compared to 2005

For the year 2006, net income was $1.9 billion compared with net income of $1.2 billion for 2005. Earnings for 2006 include the net after-tax effects of a $295 million gain on the distribution of Hugoton Royalty Trust units, a $24 million non-cash derivative fair value gain and $34 million of income tax expense related to enactment of a new State of Texas margin tax. Earnings for 2005 include the net after-tax effects of non-cash incentive compensation of $22 million, a $25 million non-cash derivative fair value gain and a gain of $6 million on the exchange of producing properties.

Revenues for 2006 were $4.6 billion, or 30% higher than 2005 revenues of $3.5 billion. Gas and natural gas liquids revenue increased $703 million, or 25%, because of a 15% increase in gas production and a 9% increase in gas prices from an average of $7.04 per Mcf in 2005 to $7.69 in 2006, as well as a 13% increase in natural gas liquids production and a 9% increase in natural gas liquids prices from an average price of $34.10 per Bbl in 2005 to $37.03 in 2006 (see “Significant Events, Transactions and Conditions – Product Prices – Gas” above). Increased production was attributable to the 2006 acquisition and development program.

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

Expenses for 2006 totaled $1.9 billion as compared with total 2005 expenses of $1.6 billion. Increased expenses are generally related to increased production from acquisitions and development and related Company growth. Production expense increased $85 million, or 21%, primarily because of increased overall production, and higher labor, fuel, compression and maintenance costs. The per Mcfe production expense increase from

$0.84 in 2005 to $0.88 in 2006 is primarily attributable to the increased maintenance and workover costs and the higher cost of electricity. Taxes, transportation and other expense, which is generally directly related to product revenue, increased 22%, or $66 million, primarily because of increased transportation and other expense related to higher product prices. Taxes, transportation and other per Mcfe increased 6% from $0.63 in 2005 to $0.67 in 2006 primarily due to increased transportation and other expense as a result of higher product prices. Exploration expense decreased $2 million primarily because of decreased seismic work in the Barnett Shale.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit or our commercial paper program, occasional proved property sales and private or public offerings of equity and debt. Other than for operations, our cash requirements are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations. We believe that our sources of liquidity are adequate to fund our cash requirements in 2008.

Cash provided by operating activities was $3.6 billion in 2007, compared with cash provided by operating activities of $2.9 billion in 2006 and $2.1 billion in 2005. Increased cash provided by operating activities from 2006 to 2007 and from 2005 to 2006 was primarily because of increased production from acquisitions and development activity, and higher price realizations in 2006 compared to 2005. Cash provided by operating activities was decreased by changes in operating assets and liabilities of $72 million in 2007 and $158 million in 2005 and was increased by changes in operating assets and liabilities of $5 million in 2006. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash provided by operating activities was also reduced by exploration expense (net of dry hole expense beginning in 2006) of $31 million in 2007, $13 million in 2006 and $24 million in 2005. Cash provided by operating activities is largely dependent upon the prices received for oil and gas production. As of February 2008, we have hedged approximately 65% of our 2008 projected gas production, about 60% of our projected 2008 crude oil production and about 30% of our projected 2008 natural gas liquids production. See “Significant Events, Transactions and Conditions—Product Prices” above.

Financial Condition

Total assets increased 47% from $12.9 billion at December 31, 2006 to $18.9 billion at December 31, 2007, primarily because of Company growth related to acquisitions and development. As of December 31, 2007, total capitalization was $14.3 billion, of which 44% was long-term debt. Capitalization at December 31, 2006 was $9.3 billion, of which 37% was long-term debt. The increase in the debt-to-capitalization ratio from year-end 2006 to 2007 is primarily because of increased borrowings to partially fund property acquisitions.

Working Capital

We generally maintain low cash and cash equivalent balances because we use available funds to reduce either bank debt or borrowings under our commercial paper program. Short-term liquidity needs are satisfied by either bank commitments under our loan agreements or our commercial paper program (see “Financing” below). Because of this, and since our principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. Working capital declined from $345 million at December 31, 2006 to a negative position of $250 million at December 31, 2007. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital decreased $71 million from a negative position of $159 million at December 31, 2006 to a negative position of $230 million at December 31, 2007. This decrease is because of increased accounts payable and accrued liabilities primarily related to increased production and drilling liabilities partially offset by increased accounts receivable related to increased revenues and increased current income taxes receivable. Any cash settlement of hedge derivatives should generally be offset by increased or decreased cash flows from our sales of related production. Therefore, we believe that most of the changes in derivative fair value assets and liabilities are offset by changes in value of our oil and gas reserves. This offsetting change in value of oil and gas reserves, however, is not recorded in the financial statements.

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

Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have the majority of our credit exposure with several A- or better rated integrated energy companies. Financial and commodity-based futures and swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate forms of security are obtained as considered necessary to limit risk of loss.

Financing

On December 31, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.2 billion net of our commercial paper borrowings. In February 2008, we amended this agreement to, among other things, increase the borrowing capability to $2.5 billion and to extend the maturity date to April 1, 2013. We have annual options to request successive one-year extensions and an option to increase the commitment up to an additional $1.0 billion. The interest rate on any borrowing is generally based on the LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program (see below). We did not make any borrowings under our revolving credit facility during 2007.

In February 2008, we increased our commercial paper program availability to $2.5 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On December 31, 2007, borrowings were $772 million at an interest rate of 5.38%.

In February 2008, we also amended our $300 million term loan credit agreement to increase outstanding borrowings to $500 million and to extend the maturity date to April 1, 2013. In March 2007, we amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity.

Additionally in February 2008, we entered into a new five-year unsecured term loan agreement with The Royal Bank of Scotland Finance (Ireland) that provides for a maximum loan amount of $100 million available in a single advance that matures February 5, 2013. The interest rate is currently based on LIBOR plus 0.34%, and interest is paid at least quarterly. Other terms and conditions are substantially the same as our term loan. The proceeds were used for general corporate purposes.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of December 31, 2007, there were no borrowings under these lines.

In February 2008, we completed a public offering of 23 million common shares at $55.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion were used to fund a portion of the $1.0 billion of property acquisitions expected to close in first quarter 2008 and to repay indebtedness under our commercial paper program.

In June 2007, we completed a public offering of 21.6 million common shares at $48.40 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc.

In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. In August 2007, we sold an additional $250 million of the 5.9% senior notes, $300 million of the 6.25% senior notes and $450 million of the 6.75% senior notes that constituted a further issuance of the senior notes issued in July 2007. Together, the 5.9% senior notes were issued at 100.585% of par to yield 5.761% to maturity. The 6.25% senior notes were issued at 100.419% of par to yield 6.193% to maturity. The 6.75% senior notes were issued at 100.022% of par to yield 6.748% to maturity. Interest is payable on each series of notes on February 1 and August 1 of each year, beginning February 1, 2008. Net proceeds of $2.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. and to pay down outstanding commercial paper borrowings.

Possible Formation of a Master Limited Partnership

In conjunction with our announcement of the Dominion acquisition, we disclosed our intent to review our entire portfolio of producing properties, including those acquired in the acquisition, for selective inclusion in a potential master limited partnership to be formed by us with an initial capitalization of over $500 million. In February 2008, we announced that we would not pursue the formation of a master limited partnership at this time.

Capital Expenditures

In 2007, exploration and development cash expenditures totaled $2.7 billion compared with $2.1 billion in 2006. We have budgeted $2.6 billion for the 2008 development and exploration program and an additional $400 million for the construction of pipeline infrastructure and compression and processing facilities. As we have done historically, we expect to fund the 2008 development program with cash flow from operations. We have the flexibility to adjust our actual development expenditures in response to changes in product prices, industry conditions and the effects of our acquisition and development programs.

Raw material shortages and strong global demand for steel have caused prices to remain high. In response, we maintain a large tubular inventory and have contracts with our suppliers to support our development program. While we expect to acquire adequate supplies to complete our development program, a further tightening of steel supplies could restrain the program, limiting production growth and increasing development costs.

Although drilling rigs have been in short supply throughout the industry, we have secured or contracted to secure the rigs necessary to support our current drilling program.

While an acquisition budget has not been formalized, we expect to complete acquisitions of both producing and unproved properties for approximately $1 billion during the first quarter of 2008. These acquisitions will be funded both by commercial paper borrowings and by proceeds from the February 2008 common stock offering and are subject to typical post-closing adjustments. We plan to actively review additional acquisition opportunities during 2008. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Other than the requirement for us to maintain a debt-to-total capitalization ratio of not more than 65%, there are no restrictions under our revolving credit agreement that would affect our ability to use our remaining borrowing capacity.

To date, we have not spent significant amounts to comply with environmental or safety regulations, and we do not expect to do so during 2008. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Dividends

The Board of Directors declared quarterly dividends of $0.04 per common share for the first three quarters of 2005, $0.06 per common share for fourth quarter 2005 and the first three quarters of 2006, $0.072 per common share for fourth quarter 2006 and $0.096 per common share for the first three quarters of 2007. In November 2007, the Board of Directors declared a five-for-four stock split of its common stock and increased its quarterly dividend to $0.12 per common share for the fourth quarter 2007, effecting a 25% dividend increase. On February 19, 2008, the Board of Directors declared a first quarter 2008 dividend of $0.12 per common share.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.047688 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded at approximately $1.35 per common share, based on the fair market value of the units on that date.

Our ability to pay dividends is dependent upon our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters our Board deems relevant.

Off-Balance Sheet Arrangements

We do not have any investments in unconsolidated entities or persons that could materially affect the liquidity or the availability of capital resources. Under the terms of some of our operating leases for compressors, airplanes and vehicles, we have various residual value guarantees and other payment provisions upon our election to return the equipment under certain specified conditions. Guarantees related to these leases are not material. The only material off-balance sheet arrangements that we have entered into are those disclosed in the following table of contractual obligations and commitments.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of December 31, 2007. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

	Payments Due by Year
(in millions)	Total	2008	2009	2010	2011	2012	After 2012
Long-term debt	$6,320	$—	$—	$—	$—	$1,975	$4,345
Operating leases	92	24	21	19	13	7	8
Drilling contracts	218	142	61	15	—	—	—
Purchase commitments	173	147	26	—	—	—	—
Transportation contracts	999	117	122	121	116	107	416
Derivative contract liabilities at December 31, 2007 fair value	243	239	3	1	—	—	—

Total	$8,045	$669	$233	$156	$129	$2,089	$4,769

Long-Term Debt. At December 31, 2007, borrowings were $772 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2012, the $772 million outstanding under the commercial paper program is reflected in the table above as due in 2012. Borrowings of $300 million under our term loan are due in April 2012, and our senior notes, totaling $5.2 billion at December 31, 2007, are due 2012 through 2037. In February 2008, we extended the maturities of both our credit facility and our term loan to April 2013. For further information regarding long-term debt, see Note 3 to Consolidated Financial Statements.

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

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to natural gas, oil and natural gas liquids price fluctuations. As of December 31, 2007, the market prices generally exceeded fixed prices specified by these contracts, resulting in a derivative fair value net current liability of $40 million and a net long-term liability of $4 million. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of December 31, 2007, the current liability related to such contracts was $239 million and the noncurrent liability was $4 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 7 to Consolidated Financial Statements.

Post-Retirement Plans

We have a retiree medical plan that provides retired employees and directors with health care benefits similar to those provided employees. Employees are eligible to receive benefits when their combined age and years of qualified service total 60, with a minimum age of 50 and a minimum of 10 years of service. However, employees who were eligible under the previous eligibility rules were grandfathered in under the previous rules which allowed them to receive benefits when their combined age and years of qualified service totaled 60, with a minimum age of 45 and a minimum of five years of service. Directors are still eligible to receive benefits when their combined age and years of qualified service total 60, with a minimum age of 45 and a minimum of five years of service. Otherwise, retirement benefits are only provided through our defined contribution 401(k) plan. Post-retirement medical benefits are not prefunded but are paid when incurred. Our periodic benefit cost recorded for 2007 was $2 million and is expected to be approximately $3 million in 2008. Future benefit costs will be affected by fluctuations in interest rates and health care cost trends. We do not currently anticipate that retiree medical plan costs will be significant in relation to the Company’s future financial position, results of operations or cash flows.

Related Party Transactions

A firm, affiliated with one of our nonemployee directors, has performed property acquisition advisory services for the Company. In February 2005, this firm was acquired by another company which continues to perform property acquisition advisory services for us, and a division of the company also performed co-manager services on our June 2007 common stock offering and our July and August 2007, March 2006 and April 2005 senior note offerings. We paid this firm total fees of $3.4 million in 2007, $78,500 in 2006 and $5.0 million in 2005, and there were no amounts payable at December 31, 2007 or 2006. In February 2008, this firm served as one of 24 co-managers on our common stock offering.

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment was made May 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the first payment is included as general and administrative expense in 2007. However, the second payment will not be made and included in general administrative expense until such time as the condition is satisfied. Concurrently, our Chairman and Chief Executive Officer, made a $3.2 million pledge for the same project. In return for these contributions, the Company and Mr. Simpson obtained naming rights for the building and certain facilities within the building.

In November 2007, the Board of Directors approved and we paid our Chairman and Chief Executive Officer $150,000 for an easement across his property in North Texas. The easement was for approximately 10,000 feet at the standard easement rate in the area of $15 per foot.

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

The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. While there is judgment involved in management’s estimate of future product prices, the potential impact on impairment is not currently significant since current and projected product prices are substantially higher than our net acquisition and development costs per Mcfe. Because of this, our historical impairment of producing properties has been limited to a $2 million provision in 1998. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.

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

Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition. As shown in Note 15 to the Consolidated Financial Statements, net upward revisions occurred to proved reserves on an Mcfe basis in 2007 and 2005, resulting in a decrease of DD&A expense of approximately 1%, or $13 million in 2007 and 2%, or $10 million, in 2005. Net downward revisions of proved reserves on an Mcfe basis occurred in 2006, resulting in an increase in DD&A expense of approximately 1%, or $8 million in 2006. Based on proved reserves at December 31, 2007, we estimate that a 1% change in proved reserves would increase or decrease 2008 DD&A expense by approximately $13 million.

During 2007, development and exploration activities resulted in extensions, additions, discoveries and net revisions of proved reserves that were 308% of our 2007 production. Over the last five years, our proved reserve extensions, additions, discoveries and net revisions averaged 262% of our production for this period. Our proved reserve extensions, additions and discoveries in 2007 included an increase of 1.5 Tcfe in proved undeveloped reserves, or approximately 75% of our total extensions, additions and discoveries. The remaining extensions, additions and discoveries were proved developed reserves. Over the past five years, approximately 73% of our proved reserves extensions, additions and discoveries were proved undeveloped reserves. These proved undeveloped reserve extensions, additions and discoveries were generally reclassified to proved developed reserves within three years. Development of our proved undeveloped reserves is not subject to significant uncertainties such as regulatory approvals, and we believe that we have adequate resources to develop these reserves, dependent on commodity prices not declining significantly. We believe that reserve additions, comparable to these historical reserve additions, are attainable in the near term future, subject to product prices and development costs remaining at levels to ensure economic viability.

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

Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The retirement obligation is recorded as a liability at its estimated present value as of the asset’s inception, with an offsetting increase to proved properties. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement.

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. During 2007, we revised our existing estimated asset retirement obligation by $39 million, or approximately 13% of the asset retirement obligation at December 31, 2006, based on a review of current plugging and abandonment costs. Over the past four years, revisions to the estimated asset retirement obligation averaged approximately 12% of the asset retirement obligation at the beginning of the year. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

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

While our price risk management activities decrease the volatility of cash flows, they may obscure our reported financial condition. As required under U.S. generally accepted accounting principles, we record derivative financial instruments at their fair value, representing projected gains and losses to be realized upon settlement of these contracts in subsequent periods when related production occurs. These gains and losses are generally offset by increases and decreases in the market value of our proved reserves, which are not reflected in the financial statements. Derivatives that provide effective cash flow hedges are designated as hedges, and, to the extent the hedge is determined to be effective, we defer related unrealized fair value gains and losses in accumulated other comprehensive income (loss) until the hedged transaction occurs. See “Derivatives” under Note 1 to Consolidated Financial Statements regarding our accounting policy related to derivatives.

See also “Commodity Price Risk” under Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for the effect of price changes on derivative fair value gains and losses.

Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on reported financial position or earnings.

In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, was issued. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The effect of adopting SFAS No. 160 is not expected to have an effect on our reported financial position or earnings.

Production Imbalances

We have gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well, or by cash payment by the overproduced party to the underproduced party. We use the entitlement method of accounting for natural gas sales. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Our net gas imbalance receivable of $1 million at December 31, 2007 was reported in the balance sheet as a $1 million net current receivable. At December 31, 2006, our net gas imbalance payable of $2 million was reported in the balance sheet as a $3 million net current receivable and a $5 million net long-term payable.

Forward-Looking Statements

Certain information included in this annual report and other materials filed or to be filed by us with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by us, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to our operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures in total or by region, capital budget, cash flow, drilling activity, drilling locations, the number of wells to be drilled, worked over or recompleted in total or by region, acquisition and development activities and funding thereof, production and reserve growth, pricing differentials, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, unused borrowing capacity, estimated stock award vesting periods, completion of pipelines and processing facilities, regulatory matters, competition and value of non-cash dividends. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Therefore, actual results may differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. Some of the risk factors that could cause actual results to differ materially are discussed in Item 1A, Risk Factors.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We only enter derivative financial instruments in conjunction with our hedging activities. These instruments principally include commodity futures, collars, swaps and interest rate swap agreements. These financial and commodity-based derivative contracts are used to limit the risks of fluctuations in interest rates and natural gas, crude oil and natural gas liquids prices. Gains and losses on these derivatives are generally offset by losses and gains on the respective hedged exposures.

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

Interest Rate Risk

We are exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At December 31, 2007, our variable rate debt had a carrying value of $1.1 billion, which approximated its fair value, and our fixed rate debt had a carrying value of $5.2 billion and an approximate fair value of $5.4 billion. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate senior and subordinated debt, as well as the occasional use of interest rate swaps.

The following table shows the carrying amount and fair value of long-term debt and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

(in millions)	Carrying Amount	Fair Value (a)	Hypothetical Change in Fair Value
December 31, 2007 Long-term debt	$(6,320)	$(6,438)	$422
December 31, 2006 Long-term debt	$(3,451)	$(3,427)	$220

(a)	Fair value is based upon current market quotes and is the estimated amount required to purchase our long-term debt on the open market. This estimated value does not include any redemption premium.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas, crude oil and natural gas liquid sales. As of December 31, 2007, our outstanding futures contracts and swap agreements had a net fair value loss of $44 million. The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% change in commodities prices or basis prices at December 31, 2007. The hypothetical change in fair value could be a gain or a loss depending on whether prices increase or decrease.

(in millions)	Fair Value	Hypothetical Change in Fair Value
Natural gas futures and sell basis swap agreements	$185	$253
Natural gas purchase basis swap agreements	$—	$1
Crude oil futures and differential swaps	$(207)	$101
Natural gas liquids futures	$(22)	$10

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

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2007.

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

Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic filings with the Securities and Exchange Commission and that our disclosure controls and procedures are effective to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the specific time periods. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

b) Management’s Report on Internal Control over Financial Reporting

Our management’s report on internal control over financial reporting is set forth in Item 8 of this Annual Report on Form 10-K and is incorporated by reference herein.

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report or is included below, the information called for by Items 10 through 14 is incorporated by reference to the Company’s Notice of Annual Meeting and Proxy Statement to be filed with the Securities and Exchange Commission no later than April 30, 2008.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

		Page
1.	Financial Statements:
	Consolidated Balance Sheets at December 31, 2007 and 2006	51
	Consolidated Income Statements for the years ended December 31, 2007, 2006 and 2005	52
	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005	53
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005	54
	Notes to Consolidated Financial Statements	55
	Management’s Report on Internal Control over Financial Reporting	88
	Reports of Independent Registered Public Accounting Firm	89

2.	Financial Statement Schedules:

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

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)	December 31
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$—	$5
Accounts receivable, net	852	656
Derivative fair value	199	804
Current income tax receivable	118	66
Deferred income tax benefit	20	—
Other	98	54

Total Current Assets	1,287	1,585

Property and Equipment, at cost—successful efforts method:
Proved properties	18,671	12,369
Unproved properties	1,050	414
Other	1,376	799

Total Property and Equipment	21,097	13,582
Accumulated depreciation, depletion and amortization	(3,897)	(2,758)

Net Property and Equipment	17,200	10,824

Other Assets:
Derivative fair value	—	56
Acquired gas gathering contracts, net of amortization	112	121
Goodwill	215	215
Other	108	84

Total Other Assets	435	476

TOTAL ASSETS	$18,922	$12,885

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,264	$912
Payable to royalty trusts	30	23
Derivative fair value	239	37
Deferred income tax payable	—	263
Other	4	5

Total Current Liabilities	1,537	1,240

Long-term Debt	6,320	3,451

Other Long-term Liabilities:
Derivative fair value	4	1
Deferred income taxes payable	2,610	1,978
Asset retirement obligation	450	303
Other	60	47

Total Other Long-term Liabilities	3,124	2,329

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock ($ 0.01 par value, 1,000,000,000 shares authorized, 490,434,003 and 464,342,418 shares issued)	5	5
Additional paid-in capital	3,172	2,057
Treasury stock, at cost (5,140,230 and 4,899,840 shares)	(134)	(125)
Retained earnings	4,938	3,442
Accumulated other comprehensive income (loss)	(40)	486

Total Stockholders’ Equity	7,941	5,865

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,922	$12,885

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Income Statements

(in millions, except per share data)	Year Ended December 31
	2007	2006	2005
REVENUES
Gas and natural gas liquids	$4,214	$3,490	$2,787
Oil and condensate	1,204	1,002	670
Gas gathering, processing and marketing	100	86	56
Other	(5)	(2)	6

Total Revenues	5,513	4,576	3,519

EXPENSES
Production	615	491	406
Taxes, transportation and other	444	372	306
Exploration	52	22	24
Depreciation, depletion and amortization	1,187	875	655
Accretion of discount in asset retirement obligation	22	16	12
Gas gathering and processing	81	41	11
General and administrative	231	189	155
Derivative fair value (gain) loss	(11)	(102)	(13)

Total Expenses	2,621	1,904	1,556

OPERATING INCOME	2,892	2,672	1,963

OTHER (INCOME) EXPENSE
Gain on distribution of royalty trust units	—	(469)	—
Interest expense, net	250	180	153

Total Other (Income) Expense	250	(289)	153

INCOME BEFORE INCOME TAX	2,642	2,961	1,810
INCOME TAX EXPENSE
Current	292	572	243
Deferred	659	529	415

Total Income Tax Expense	951	1,101	658

NET INCOME	$1,691	$1,860	$1,152

EARNINGS PER COMMON SHARE
Basic	$3.58	$4.08	$2.57

Diluted	$3.53	$4.02	$2.52

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	471.9	456.1	448.1

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows

(in millions)	Year Ended December 31
	2007	2006	2005
OPERATING ACTIVITIES
Net income	$1,691	$1,860	$1,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	1,187	875	655
Accretion of discount in asset retirement obligation	22	16	12
Non-cash incentive compensation	65	63	34
Dry hole expense	21	9	—
Deferred income tax	659	529	415
Gain on distribution of royalty trust units	—	(469)	—
Non-cash derivative fair value (gain) loss	43	(39)	(39)
Other non-cash items	23	10	23
Changes in operating assets and liabilities, net of effects of acquisitions of corporations (a)	(72)	5	(158)

Cash Provided by Operating Activities	3,639	2,859	2,094

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	1	6	17
Property acquisitions, including acquisitions of corporations	(4,012)	(616)	(1,407)
Development costs, capitalized exploration costs and dry hole expense	(2,668)	(2,047)	(1,304)
Other property and asset additions	(666)	(379)	(214)

Cash Used by Investing Activities	(7,345)	(3,036)	(2,908)

FINANCING ACTIVITIES
Proceeds from long-term debt	7,293	5,719	3,825
Payments on long-term debt	(4,433)	(5,377)	(2,977)
Net proceeds from common stock offering	1,009	—	—
Dividends	(170)	(109)	(67)
Senior note and debt offering costs	(18)	(9)	(5)
Proceeds from exercise of stock options and warrants	33	24	73
Payments upon exercise of stock options	(57)	(46)	(20)
Excess tax benefit on exercise of stock options	57	50	—
Purchases of treasury stock and other	(13)	(72)	(23)

Cash Provided by Financing Activities	3,701	180	806

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5)	3	(8)
Cash and Cash Equivalents, January 1	5	2	10

Cash and Cash Equivalents, December 31	$—	$5	$2

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(198)	$(12)	$(258)
Other current assets	(85)	(16)	(47)
Other operating assets and liabilities	(9)	(12)	(3)
Current liabilities	220	45	150

	$(72)	$5	$(158)

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2004	$4	$1,409	$(25)	$1,240	$(29)	$2,599

Net income	—	—	—	1,152	—	1,152
Change in hedge derivative fair value, net of applicable income tax of $ 27	—	—	—	—	(48)	(48)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income (loss), net of applicable income tax of $ 81	—	—	—	—	145	145

Comprehensive income						1,249

Issuance/vesting of performance shares	—	33	(14)	—	—	19
Stock option exercises, including income tax benefits	—	75	—	—	—	75
Issuance of common stock and warrants for acquisition of corporation	1	347	—	—	—	348
Common stock dividends ($0.18 per share)	—	—	—	(81)	—	(81)

Balances, December 31, 2005	5	1,864	(39)	2,311	68	4,209

Net income	—	—	—	1,860	—	1,860
Change in hedge derivative fair value, net of applicable income tax of $ 473	—	—	—	—	810	810
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income (loss), net of applicable income tax of $ 225	—	—	—	—	(390)	(390)
Adjustment related to initial recognition of funded status of post-retirement health plan, net of applicable income tax of $1	—	—	—	—	(2)	(2)

Comprehensive income						2,278

Issuance/vesting of stock awards	—	10	(3)	—	—	7
Expensing of stock options	—	53	—	—	—	53
Stock option and warrant exercises, including income tax benefits	—	28	—	—	—	28
Treasury stock purchases	—	—	(83)	—	—	(83)
Issuance of common stock for acquisition of corporation	—	102	—	—	—	102
Fair value of royalty trust unit distribution ($1.35 per share)	—	—	—	(614)	—	(614)
Common stock dividends ($0.252 per share)	—	—	—	(115)	—	(115)

Balances, December 31, 2006	5	2,057	(125)	3,442	486	5,865

Net income	—	—	—	1,691	—	1,691
Change in hedge derivative fair value, net of applicable income tax of $ 49	—	—	—	—	(77)	(77)
Hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income (loss), net of applicable income tax of $ 257	—	—	—	—	(444)	(444)
Adjustment related to recognition of funded status of post-retirement health plan, net of applicable income tax of $3	—	—	—	—	(5)	(5)

Comprehensive income						1,165

Issuance/vesting of stock awards, including income tax benefits	—	26	(9)	—	—	17
Expensing of stock options	—	42	—	—	—	42
Stock option and warrant exercises, including income tax benefits	—	38	—	—	—	38
Common stock offering	—	1,009	—	—	—	1,009
Common stock dividends ($0.408 per share)	—	—	—	(195)	—	(195)

Balances, December 31, 2007	$5	$3,172	$(134)	$4,938	$(40)	$7,941

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

All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the four-for-three stock split effected on March 15, 2005 and the five-for-four stock split effected on December 13, 2007.

We are an independent oil and gas company with production and exploration concentrated in the southwestern and central United States. We also gather, process and market gas, transport and market oil and conduct other activities directly related to our oil and gas producing activities.

Property and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of proved properties from other oil and gas companies. Proved properties balances include costs of $813 million at December 31, 2007 and $713 million at December 31, 2006 related to wells in process of drilling. Successful drill well costs are transferred to proved properties generally within one month of the well completion date. Inventory held for future use on our producing properties totaled $60 million at December 31, 2007 and $37 million at December 31, 2006, and is included in other current assets on the consolidated balance sheet.

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

If conditions indicate that long-term assets may be impaired, the carrying value of property is compared to management’s future estimated pre-tax cash flow from properties generally aggregated on a field-level basis. If impairment is necessary, the asset carrying value is written down to fair value. Cash flow pricing estimates are based on estimated reserves and production information and pricing assumptions that management believes are reasonable. Impairment of individually significant unproved properties is assessed on a property-by-property basis, and impairment of other unproved properties is assessed and amortized on an aggregate basis.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 153, Exchanges of Nonmonetary Assets, an Amendment of APB Opinion No. 29, which provides that all nonmonetary asset exchanges that have commercial substance must be measured based on the fair value of the assets exchanged, and any resulting gain or loss recorded. An exchange is defined as having commercial substance if it results in a significant change in expected future cash flows. Exchanges of operating interests by oil and gas producing companies to form a joint venture continue to be exempted. APB Opinion No. 29 previously exempted exchanges of similar productive assets from fair value accounting, subject to recording an impairment loss. We adopted the provisions of SFAS No. 153 beginning July 1, 2005, and, based on the fair value of properties exchanged, we recognized a $10 million gain on the exchange of nonmonetary assets during 2005. See Note 13.

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

Royalty Trusts

We created Cross Timbers Royalty Trust in February 1991 and Hugoton Royalty Trust in December 1998 by conveying defined net profits interests in certain of our properties. Units of both trusts are traded on the New York Stock Exchange. We make monthly net profits payments to each trust based on revenues and costs from the related underlying properties. We owned 54.3% of Hugoton Royalty Trust, which is the portion we retained following our sale of units in 1999 and 2000. In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.047688 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, or approximately $1.35 per common share, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31. After considering the cost of the trust units, we recorded a gain on distribution of $469 million before income tax.

Amounts due the trusts are deducted from our revenues, taxes, production expenses and development costs.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. FIN No. 48 clarifies financial statement recognition and disclosure requirements for uncertain tax positions taken or expected to be taken in a tax return. Financial statement recognition of the tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. The adoption of FIN No. 48 did not have a significant effect on our reported financial position or earnings. See Note 4.

Other Assets

Other assets primarily include deferred debt costs that are amortized to interest expense over the term of the related debt (Note 3) and the long-term portion of gas balancing receivable (see Revenue Recognition and Gas Balancing below). Other assets are presented net of accumulated amortization of $22 million at December 31, 2007 and $16 million at December 31, 2006.

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, we determined that a portion of the purchase price of the Antero Resources Corporation acquisition (Note 13) was allocable to gas gathering contracts and goodwill. Gas gathering contracts are associated with the pipeline acquired, and the value of $140 million was determined based on the estimated discounted cash flows from those contracts. The gas gathering contracts are amortized, as a component of depreciation, depletion and amortization expense, on a unit-of-production basis using the estimated proved reserves of the related Barnett Shale properties. Accumulated amortization of acquired gas gathering contracts was $28 million as of December 31, 2007 and $19 million as of December 31, 2006. Amortization expense is expected to be approximately $7 million to $9 million annually from 2008 through 2012, depending on Barnett Shale production.

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

To summarize, we record our derivatives at fair value in our consolidated balance sheets. Gains and losses resulting from changes in fair value and upon settlement are reported as follows:

Derivative Type	Fair Value Gains/Losses	Financial Statement Reporting

Non-hedge derivatives and Hedge derivatives— ineffective portion	Unrealized and Realized	Reported in the Consolidated Income Statements as derivative fair value (gain) loss

Hedge derivatives— effective portion	Unrealized	Reported in Stockholders’ Equity in the Consolidated Balance Sheets as accumulated other comprehensive income (loss)
	Realized	Reported in the Consolidated Income Statements and classified based on the hedged item (e.g., gas revenue, oil revenue or interest expense)

To designate a derivative as a cash flow hedge, we document at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, we determine the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as oil or gas revenue or interest expense when the underlying transaction occurs. If it is determined that the designated hedge transaction is not probable to occur, any unrealized gains or losses are recognized immediately in the income statement as a derivative fair value gain or loss. During 2007, 2006 and 2005, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

Physical delivery contracts that are not expected to be net cash settled are deemed to be normal sales. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

Revenue Recognition and Gas Balancing

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. At times we may sell more or less than our entitled share of gas production. When this happens, we use the entitlement method of accounting for gas sales, based on our net revenue interest in production. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Our net gas imbalance receivable of $1 million at December 31, 2007, was reported in the balance sheet as a $1 million net current receivable. At December 31, 2006, our net gas imbalance payable of $2 million was reported in the balance sheet as a $3 million net current receivable and a $5 million net long-term payable.

Gas Gathering, Processing and Marketing Revenues

We market our gas, as well as some gas produced by third parties, to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations. Gas processing and marketing revenues are recorded net of cost of gas sold of $517 million in 2007, $333 million for 2006 and $185 million for 2005. These amounts are net of intercompany eliminations.

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

Interest

Interest expense includes amortization of deferred debt costs and is presented net of interest income of $17 million in 2007, $3 million in 2006 and $1 million in 2005, and net of capitalized interest of $30 million in 2007, $18 million in 2006 and $6 million in 2005. Interest is capitalized as proved property cost based on the weighted average interest rate and the cost of wells in process of drilling. Included in accounts payable and accrued liabilities is accrued interest of $112 million at December 31, 2007 and $54 million at December 31, 2006.

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

The following are pro forma net income and earnings per share for the year ended December 31, 2005, as if stock-based compensation had been recorded at the estimated fair value of stock awards at the grant date, as prescribed by SFAS No. 123, Accounting for Stock-Based Compensation:

(in millions, except per share data)	Year Ended December 31, 2005
Net income as reported	$1,152
Add stock-based compensation expense included in the income statement, net of related tax effects	22
Deduct stock-based employee compensation expense determined under fair value method for all awards, net of related tax effects	(73)

Pro forma net income	$1,101

Earnings per common share:
Basic—as reported	$2.57

Basic—pro forma	$2.46

Diluted—as reported	$2.52

Diluted—pro forma	$2.41

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

Our production is sold to various purchasers, based on their credit rating and location of our production. For the year ended December 31, 2007, sales to each of two purchasers were approximately 18% and 11% of total revenues. For the year ended December 31, 2006, sales to each of two purchasers were approximately 22% and 15% of total revenues. For the year ended December 31, 2005, sales to each of three purchasers were approximately 23%, 14% and 14% of total revenues. We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers.

New Accounting Pronouncements

In September 2006, Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, was issued. SFAS No. 157 provides guidance for using fair value to measure assets and liabilities. It applies whenever other standards require or permit assets or liabilities to be measured at fair value but it does not expand the use of fair value in any new circumstances. In November 2007, the effective date was deferred for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis. The provisions of SFAS No. 157 that were not deferred are effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings.

In February 2007, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, was issued. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are to be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159, effective January 1, 2008, did not have a significant effect on our reported financial position or earnings.

In December 2007, SFAS No. 141R, Business Combinations, was issued. Under SFAS No. 141R, a company is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and any contingent consideration measured at their fair value at the acquisition date. It further requires that research and development assets acquired in a business combination that have no alternative future use to be measured at their acquisition-date fair value and then immediately charged to expense, and that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, and any deferred tax benefits resultant in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. The effect of adopting SFAS No. 141R has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

In December 2007, SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, was issued. SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. The effect of adopting SFAS No. 160 is not expected to have an effect on our reported financial position or earnings.

2. Related Party Transactions

A firm, affiliated with one of our nonemployee directors, has performed property acquisition advisory services for the Company. In February 2005, this firm was acquired by another company which continues to perform property acquisition advisory services for us, and a division of the company also performed co-manager services on our June 2007 common stock offering (Note 9) and our July and August 2007, March 2006 and April 2005 senior note offerings (see Note 3). We paid this firm total fees of $3.4 million in 2007, $78,500 in 2006 and $5.0 million in 2005, and there were no amounts payable at December 31, 2007 or 2006. In February 2008, this firm served as one of 24 co-managers on our common stock offering.

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment was made May 2007 and the second is expected to be paid in the first half of 2008. Since this is a conditional contribution, the first payment is included as general and administrative expense in 2007. However, the second payment will not be made and included in general and administrative expense until the condition is satisfied. Concurrently, our

Chairman and Chief Executive Officer made a $3.2 million pledge for the same project. In return for these contributions, the Company and our Chairman and Chief Executive Officer obtained naming rights for the building and certain facilities within the building.

In November 2007, the Board of Directors approved and we paid our Chairman and Chief Executive Officer $150,000 for an easement across his property in North Texas. The easement was for approximately 10,000 feet at the standard easement rate in the area of $15 per foot.

3. Debt

Our long-term debt consists of the following:

(in millions)	December 31
	2007	2006
Bank debt:
Commercial paper, 5.38% at December 31, 2007 and 5.45% at December 31, 2006	$772	$159
Revolving credit agreement due April 2012	—	—
Term loan due April 2012, 5.72% at December 31, 2007 and 6.06% at December 31, 2006	300	300
Senior notes:
7.50%, due April 15, 2012	350	350
5.90%, due August 1, 2012, plus premium	553	—
6.25%, due April 15, 2013	400	400
4.90%, due February 1, 2014, net of discount	497	497
5.00%, due January 31, 2015, net of discount	350	350
5.30%, due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	400
6.25%, due August 1, 2017, plus premium	753	—
6.10%, due April 1, 2036, net of discount	596	596
6.75%, due August 1, 2037, plus premium	950	—

Total long-term debt	$6,320	$3,451

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

Commercial Paper

In February 2008, we increased our commercial paper program availability to $2.5 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On December 31, 2007, borrowings were $772 million at a weighted average interest rate of 5.38%. The weighted average interest rate on commercial paper borrowings was 5.42% during 2007.

Bank Debt

On December 31, 2007, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $1.2 billion net of our commercial paper borrowings. In February 2008, we amended this agreement to, among other things, increase the borrowing capability to $2.5 billion and to extend the maturity date to April 1, 2013. We have annual options to request successive one-year extensions and the option to increase the commitment up to an additional $1.0 billion. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We did not make any borrowings under our revolving credit facility during 2007.

In February 2008, we also amended our $300 million term loan credit agreement to increase outstanding borrowings to $500 million and to extend the maturity date to April 1, 2013. In March 2007, we amended our $300 million term loan credit agreement to conform its covenants and pricing to our bank revolving credit agreement and to extend the maturity.

Additionally in February 2008, we entered into a new five-year unsecured term loan agreement with The Royal Bank of Scotland Finance (Ireland) that provides for a maximum loan amount of $100 million available in a single advance that matures February 5, 2013. The interest rate is currently based on LIBOR plus 0.34%, and interest is paid at least quarterly. Other terms and conditions are substantially the same as our term loan. The proceeds were used for general corporate purposes.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of December 31, 2007, there were no borrowings under these lines.

Senior Notes

In January 2004, we sold $500 million of 4.9% senior notes that were issued at 99.34% of par to yield 4.98% to maturity. The notes mature in February 2014 and interest is payable each February 1 and August 1. Net proceeds of $490 million were used to fund our January 2004 property acquisitions and to reduce bank debt.

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

In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. In August 2007, we sold an additional $250 million of the 5.9% senior notes, $300 million of the 6.25% senior notes and $450 million of the 6.75% senior notes that constituted a further issuance of the senior notes issued in July 2007. Together, the 5.9% senior notes were issued at 100.585% of par to yield 5.761% to maturity. The 6.25% senior notes were issued at 100.419% of par to yield 6.193% to maturity. The 6.75% senior notes were issued at 100.022% of par to yield 6.748% to maturity. Interest is payable on each series of notes on February 1 and August 1 of each year, beginning February 1, 2008. Net proceeds of $2.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. (Note 13) and to pay down outstanding commercial paper borrowings.

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

4. Income Tax

The following reconciles our income tax expense to the amount calculated at the statutory federal income tax rate:

(in millions)	2007	2006	2005
Income tax expense at the federal statutory rate (35%)	$925	$1,036	$634
State and local income taxes and other (a)	26	65	24

Income tax expense	$951	$1,101	$658

(a)	The 2006 provision includes $34 million related to enactment of a new State of Texas margin tax.

Components of income tax expense are as follows:

(in millions)	2007	2006	2005
Current income tax (a)	$292	$572	$243
Deferred income tax	659	505	398
Net operating loss carryforwards used	—	24	17

Income tax expense	$951	$1,101	$658

(a)	The current income tax provision exceeds cash tax expense by the benefit realized upon exercise of stock options or vesting of stock awards in excess of amounts expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $64 million in 2007, $50 million in 2006 and $21 million in 2005.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a current asset of $20 million and a long-term liability of $2.6 billion at December 31, 2007 and as a current liability of $263 million and a long-term liability of $2.0 billion at December 31, 2006. Significant components of net deferred tax assets and liabilities are:

	December 31
(in millions)	2007	2006
Deferred tax assets:
Derivative fair value loss	$91	$22
Other	68	43

Total deferred tax assets	159	65

Deferred tax liabilities:
Property and equipment	(2,649)	(1,971)
Derivative fair value gain	(73)	(319)
Other	(27)	(16)

Total deferred tax liabilities	(2,749)	(2,306)

Net deferred tax liabilities	$(2,590)	$(2,241)

At the time of adoption of FIN 48 and as of December 31, 2007, we did not have any unrecognized tax benefits. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets.

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

5. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the years ended December 31, 2007 and 2006:

(in millions)	2007	2006
Asset retirement obligation, January 1	$307	$223
Revisions in the estimated cash flows	39	36
Liability incurred upon acquiring and drilling wells	87	35
Liability settled upon plugging and abandoning wells	(2)	(3)
Accretion of discount expense	22	16

Asset retirement obligation, December 31	453	307
Less current portion	(3)	(4)

Asset retirement obligation, long term	$450	$303

6. Commitments and Contingencies

Leases

We lease compressors, offices, vehicles, aircraft and certain other equipment in our primary locations under noncancelable operating leases. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. As of December 31, 2007, minimum future lease payments for all noncancelable lease agreements were as follows:

(in millions)
2008	$24
2009	21
2010	19
2011	13
2012	7
Remaining	8

Total	$92

Amounts incurred under operating leases (including renewable monthly leases) were $57 million in 2007, $55 million in 2006 and $41 million in 2005.

Purchase Commitments

As of December 31, 2007, we have entered into contracts with various providers to purchase certain other property and equipment. These future commitments will result in expected payments of $147 million in 2008 and $26 million in 2009.

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of December 31, 2007, maximum commitments under our transportation contracts were as follows:

(in millions)
2008	$117
2009	122
2010	121
2011	116
2012	107
Remaining	416

Total	$999

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

Guarantees

Under the terms of some of our operating leases for compressors, airplanes and vehicles, we have various residual value guarantees and other payment provisions upon our election to return the equipment under certain specified conditions. As of December 31, 2007, we estimate the total contingent payable under these guarantees does not exceed $5 million.

Employment Agreements

Three executive officers entered into year-to-year employment agreements with us in May 2006. The agreements are automatically renewed each December 1 unless terminated by either party upon thirty days notice prior to each November 30. Under these agreements, the officers receive a minimum annual salary of $1,200,000, $675,000 and $540,000, respectively, and are entitled to participate in any incentive compensation programs administered by the Board of Directors. The agreements also provide that, in the event (i) the officer terminates his employment for good reason, as defined in the agreement, (ii) we terminate the employee without cause, (iii) the officer dies or becomes disabled, or (iv) a change in control of the Company occurs, the officer is entitled to a lump-sum payment of three times the officer’s most recent annual compensation, including any special bonuses or other compensation required to be designated as a bonus under the rules and regulations of the Securities and Exchange Commission. In addition, the officer is entitled to receive a payment sufficient to make the officer whole for any excise tax on excess parachute payments imposed by the Internal Revenue Code.

On December 31, 2007, the Chairman and Chief Executive Officer’s employment agreement was amended relating to payments to be received by the Chairman and Chief Executive Officer upon a change of control. The amendment eliminates the requirement that the Company provide a gross-up payment in connection with any excise tax and to provide that the total aggregate payments to be made under the employment agreement and any other agreement providing payments upon a change in control be reduced to the maximum amount that can be paid without the imposition of the excise tax.

Upon retirement, each of these officers will enter into an eighteen-month consulting agreement under which the officer will receive a monthly payment based on his annual salary at the time of retirement, plus $10,000 a month for expenses. The officer will also become fully vested in any outstanding share-based awards unless otherwise provided in the award agreement.

Commodity Commitments

We have entered into futures contracts and swap agreements that effectively fix natural gas, oil and natural gas liquids prices. See Note 8.

Drilling Contracts

As of December 31, 2007, we have contracts with various drilling contractors to use 81 drilling rigs with terms of up to three years and minimum future commitments of $142 million in 2008, $61 million in 2009 and $15 million in 2010. Early termination of these contracts at December 31, 2007 would have required us to pay maximum penalties of $129 million. We do not expect to pay any early termination penalties related to these contracts.

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

In July 2005 a predecessor company, Antero Resources Corporation, was served with a lawsuit styled Threshold Development Company, et al. v. Antero Resources Corp., which lawsuit was filed in the District Court of Wise County, Texas. The plaintiffs are surface owners, royalty owners and prior working interest owners in several oil and gas leases as well as other contractual agreements under which Antero Resources Corporation owned an interest. Antero Resources Corporation, the defendant, was acquired by us on April 1, 2005. The claims relate to alleged events pre-dating the acquisition and concern non-payment of royalties, improper calculation of royalties, improper pricing related to royalties, trespass, failure to develop and breach of contract. We have settled all claims related to the payment of royalties and trespass. Under the remaining claims, the plaintiffs are seeking both damages and termination of the existing oil and gas leases covering their interests. The court has ordered the parties to mediation, which has not been scheduled. While we are unable to predict the outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on our earnings, cash flows or financial position.

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

Other

In May 2005, in recognition of the Chairman and Chief Executive Officer of the Company, in support of local education and to benefit our ongoing oil and gas business endeavors in this area, the Board of Directors approved a pledge to contribute $3.1 million to a school in Fort Worth. Of this amount, $3 million is to be used for capital improvements. The remaining $100,000 is to be used for a scholarship fund for economically disadvantaged students. This pledge is to be paid annually in four equal installments of $775,000, the first of which was paid in June 2005 with the remaining payments due in June of each subsequent year. The total contribution was expensed as general and administrative expense in 2005. As of December 31, 2007, the remaining $0.8 million pledge payable is included in accounts payable and accrued liabilities.

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

We have acquired approximately 250,000 net acres in the Barnett Shale of North Texas. Many of these net acres are generally subject to lease expiration if initial wells are not drilled within a specified period, generally not exceeding two years. We do not expect to lose significant lease acreage because of failure to drill due to inadequate capital, equipment or personnel. However, based on our evaluation of prospective economics, we have allowed certain lease acreage to expire and may allow additional acreage to expire in the future.

In addition to drilling four wells to earn our 50% working interest in the 69,500 acres granted under our Piceance Basin farm-in agreement with ExxonMobil Corporation, which we completed in 2007 (Note 13), we are required to continue to drill wells periodically to retain the undeveloped leasehold until the entire acreage position has been drilled.

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

Derivative Fair Value (Gain) Loss

The components of derivative fair value (gain) loss, as reflected in the consolidated income statements are:

(in millions)	2007	2006	2005
Change in fair value of Btu swap contracts	$—	$(16)	$23
Change in fair value of other derivatives that do not qualify for hedge accounting	—	(19)	(37)
Ineffective portion of derivatives qualifying for hedge accounting	(11)	(67)	1

Derivative fair value (gain) loss	$(11)	$(102)	$(13)

The gains in 2006 and 2005 related to derivatives that do not qualify for hedge accounting are primarily related to natural gas basis swap agreements. Except to the extent basis swap agreements are utilized in conjunction with NYMEX future contracts, they cannot qualify for hedge accounting.

Derivative fair value (gain) loss comprises the following realized and unrealized components related to Btu swap contracts, nonhedge derivatives and the ineffective portion of hedge derivatives:

(in millions)	2007	2006	2005
Net cash (received from) paid to counterparties	$(54)	$(63)	$26
Non-cash change in derivative fair value	43	(39)	(39)

Derivative fair value (gain) loss	$(11)	$(102)	$(13)

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2007 and 2006. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	December 31, 2007		December 31, 2006
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Derivative Assets:
Fixed-price natural gas futures and basis swaps	$198	$198	$669	$669
Fixed-price crude oil futures and differential swaps	1	1	191	191
Derivative Liabilities:
Fixed-price natural gas futures and basis swaps	(13)	(13)	(37)	(37)
Fixed-price crude oil futures and differential swaps	(208)	(208)	(1)	(1)
Fixed-price natural gas liquids futures	(22)	(22)	—	—

Net derivative (liability) asset	$(44)	$(44)	$822	$822

Long-term debt	$(6,320)	$(6,438)	$(3,451)	$(3,427)

The fair value of futures, swaps and differential agreements is estimated based on the exchange-trade value of NYMEX, basis and differential contracts and market commodity prices for the applicable future periods. The fair value of bank and commercial paper borrowings approximates their carrying value because of short-term interest rate maturities. The fair value of senior notes is based on current market quotes.

Changes in fair value of derivative assets and liabilities are the result of changes in natural gas, crude oil and natural gas liquids prices. Futures and swaps are generally designated as hedges of commodity price risks, and accordingly, changes in their values are predominantly recorded in accumulated other comprehensive income (loss) until the hedged transaction occurs.

Concentrations of Credit Risk

Although our cash equivalents, accounts receivable and derivative assets are exposed to the risk of credit loss, we do not believe such risk to be significant. Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies and end-users in various industries. We currently have the majority of our credit exposure with several A- or better rated integrated energy companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. Our allowance for collectibility of all accounts receivable was $7 million at December 31, 2007 and $5 million at December 31, 2006.

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

Production Period		Mcf per Day	Average NYMEX Price per Mcf
2008	January to March	1,100,000	$8.33
	April to December	1,200,000	$8.32

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered sell basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2008	January (b)	610,000	$0.43
	February (b)	680,000	$0.42
	March (b)	560,000	$0.41
	April to June (b)	360,000	$0.57
	July to October (b)	330,000	$0.60
	November to December (b)	220,000	$0.78
2009	January to March (b)	160,000	$0.97
	April to December (b)	150,000	$1.02
2010	January to December	50,000	$0.27

(a)	Reductions to NYMEX gas prices for delivery location.
(b)	2008 and 2009 amounts include 100,000 Mcf per day at $1.39 to be delivered in the Rocky Mountain Region

Net settlements on futures and sell basis swap hedge contracts increased gas revenues by $658 million in 2007 and $618 million in 2006 and decreased gas revenue by $127 million in 2005. As of December 31, 2007, an unrealized pre-tax derivative fair value gain of $177 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). This fair value gain is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts and sell basis swap agreements related to January 2008 gas production increased gas revenue by approximately $33 million, or $0.63 per Mcf.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 7 regarding accounting for commodity hedges.

Production Period		Bbls per Day	Average NYMEX Price per Bbl
2008	January to December	30,000	$74.20

We have entered crude sweet and sour differential swaps of $4.00 per Bbl for 10,000 Bbls per day of sour crude oil production for January to December 2008.

Net gains on futures and differential swap hedge contracts increased oil revenue by $24 million in 2007 and $3 million in 2006, and net losses reduced oil revenue by $75 million in 2005. As of December 31, 2007, an unrealized pre-tax derivative fair value loss of $207 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts, swap agreements and differential swap contracts related to January 2008 production decreased oil revenue by approximately $17 million, or $10.97 per Bbl.

Natural Gas Liquids

We have entered into natural gas liquids futures contracts that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Average Price per Bbl
2008	January to December	5,000	$44.22

As of December 31, 2007, an unrealized pre-tax derivative fair value loss of $22 million, related to cash flow hedges of natural gas liquids price risk, was recorded in accumulated other comprehensive income (loss). This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date. The settlement of futures contracts related to January 2008 production decreased natural gas liquids revenue by approximately $3 million, or $5.52 per Bbl.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 6), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Purchase Basis per Mcf (a)
2008	January to March	125,000	$0.69
	April to October	50,000	$0.83
	November to December	40,000	$0.88
2009	January to March	40,000	$0.88

(a)	Reductions to NYMEX gas prices for purchase location.

Physical Delivery Contracts

In 1998, we sold a production payment, payable from future production from certain properties acquired in an acquisition, to EEX Corporation for $30 million. The acquisition was recorded net of the sale of the production payment. Under the terms of the production payment conveyance and related delivery agreement, we committed to deliver to EEX a total of approximately 34 Bcf of gas during the 10-year period beginning January 1, 2002, with scheduled deliveries by year, subject to certain variables. EEX will reimburse us for all royalty and production and property tax payments related to such deliveries. EEX will also pay us an operating fee of $0.257 per Mcf for deliveries, which fee will be escalated annually at a rate of 5.5%. In 2001 and 2002, we repurchased 18 Bcf (15 Bcf net) of gas under the production payment for $21 million. We began delivery of the remaining 16 Bcf of gas in September 2006. As of December 31, 2007, remaining volumes to be delivered under this commitment are 12 Bcf.

As part of the July 2007 Dominion acquisition, Dominion retained interests in certain of the acquired properties. Under the terms of the acquisition and the retained interest agreements, Dominion retained the rights to approximately 13 Bcf of gas beginning from the date of the acquisition through February 2009. As of December 31, 2007 remaining volumes to be delivered to Dominion are 7 Bcf.

9. Equity

Stock Splits

We effected a five-for-four stock split on December 13, 2007 and a four-for-three stock split on March 15, 2005. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect these stock splits.

Common Stock

The following reflects our common stock activity:

	Shares Issued			Shares in Treasury
(in thousands)	2007	2006	2005	2007	2006	2005
Balance, January 1	464,342	456,526	435,536	4,900	2,069	1,563
Issuance/vesting and forfeiture of performance, restricted and unrestricted shares	1,413	1,521	540	240	81	506
Stock option and warrant exercises	3,117	3,101	3,783	—	—	—
Treasury stock purchases	—	—	—	—	2,750	—
Common stock offering	21,562	—	—	—	—	—
Issuance for acquisition of corporation	—	3,194	16,667	—	—	—

Balance, December 31	490,434	464,342	456,526	5,140	4,900	2,069

In February 2008, we completed a public offering of 23 million common shares at $55.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion were used to fund a portion of the $1.0 billion of property acquisitions expected to close in first quarter 2008 and to repay indebtedness under our commercial paper program. (Note 13).

In June 2007, we completed a public offering of 21.6 million common shares at $48.40 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc. (Note 13).

Our acquisition of Peak Energy Resources, Inc. in June 2006 was partially funded through issuance to the seller of 3.2 million shares of common stock (Note 13). We registered these shares under our shelf registration statement (see below) in June 2006.

Our acquisition of Antero Resources Corporation in April 2005 was partially funded through issuance to the seller of 16.7 million shares of common stock (Note 13). We filed a shelf registration with the Securities and Exchange Commission for the resale of the common stock including shares to be issued upon exercise of warrants. See Common Stock Warrants below.

Treasury Stock

In August 2004, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock which may be purchased from time to time in open market or negotiated transactions. In June 2006, we repurchased 2.8 million shares of our common stock on the open market at $30.24 per share, or a total of $83 million. As of December 31, 2007, we have repurchased 2.8 million shares.

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

Common Stock Warrants

Our purchase of Antero Resources Corporation was partially funded by issuance of warrants to purchase 2.6 million shares of common stock at $20.78 per share (Note 13). The warrants expire in April 1, 2010.

Common Stock Dividends

The Board of Directors declared quarterly dividends of $0.04 per common share for the first three quarters of 2005, $0.06 per common share for fourth quarter 2005 and the first three quarters of 2006, $0.072 per common share for fourth quarter 2006 and $0.096 per common share for the first three quarters of 2007. In November 2007, the Board of Directors declared a five-for-four stock split of its common stock and increased its quarterly dividend to $0.12 per common share for the fourth quarter 2007, effecting a 25% dividend increase. On February 19, 2008, the Board of Directors declared a first quarter 2008 dividend of $0.12 per common share.

In January 2006, the Board of Directors declared a dividend to common stockholders, consisting of all 21.7 million Hugoton Royalty Trust units owned by us. The dividend ratio of 0.047688 trust units for each common share outstanding was set on the record date of April 26, 2006. The units were distributed on May 12, 2006, when this dividend was recorded. We recorded this dividend at $614 million, or approximately $1.35 per common share, the fair market value of the units based on the May 12, 2006 average high and low New York Stock Exchange trade price of $28.31.

The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters the Board of Directors deems relevant.

See Note 12.

10. Earnings Per Share

The following reconciles earnings and shares used in the computation of basic and diluted earnings per share:

(in millions, except per share data)	Earnings	Shares	Earnings per Share
2007
Basic	$1,691	471.9	$3.58

Effect of dilutive securities:
Stock options	—	5.7
Warrants	—	1.4

Diluted	$1,691	479.0	$3.53

2006
Basic	$1,860	456.1	$4.08

Effect of dilutive securities:
Stock options	—	5.1
Warrants	—	1.0

Diluted	$1,860	462.2	$4.02

2005
Basic	$1,152	448.1	$2.57

Effect of dilutive securities:
Stock options	—	8.5
Warrants	—	0.4

Diluted	$1,152	457.0	$2.52

11. Supplemental Cash Flow Information

The consolidated statements of cash flows exclude the following non-cash transactions:

•	Distribution of 21.7 million Hugoton Royalty Trust units as a dividend to common stockholders in May 2006 (Note 9)

•	Non-cash components of the June 2006 Peak Energy Resources acquisition purchase price, including issuance of 3.2 million shares of common stock and assumption of other liabilities (Note 13)

•	Exchange of producing properties with ConocoPhillips in March 2005 and Occidental Petroleum in September 2005 (Note 13)

•

Non-cash components of the April 2005 Antero Resources acquisition purchase price, including issuance of 16.7 million shares of common stock and warrants to purchase 2.6 million shares of common stock, and assumption of debt and other liabilities (Note 13)

•	The following restricted share activity (Note 12):

•	Grants of 1.4 million shares in 2007 and 1.3 million shares in 2006

•	Vesting of 427,000 shares in 2007

•	Forfeitures of 48,000 shares in 2007

•	Grants and immediate vesting of unrestricted common shares to nonemployee directors totaling 25,000 shares in each of 2007 and 2006 and 23,000 shares in 2005 (Note 12)

•	The following performance share activity (Note 12):

•	Grants of 187,000 shares in 2006 and 518,000 shares in 2005

•	Vesting of 166,000 shares in 2007, 201,000 shares in 2006 and 1.3 million shares in 2005

•	Forfeitures of 15,000 shares in 2007

Interest payments totaled $231 million (including $30 million of capitalized interest) in 2007, $172 million (including $18 million of capitalized interest) in 2006 and $150 million (including $6 million of capitalized interest) in 2005. Net income tax payments were $284 million in 2007, $556 million in 2006 and $248 million in 2005.

Prior to January 1, 2006, we did not recognize compensation expense related to stock options granted and, therefore, the tax benefit realized upon exercise of these stock options has been recorded as an increase in additional paid-in capital. This tax benefit decreased our current income tax payable and, as reflected in our consolidated statements of cash flows, increased our cash provided by operating activities by $21 million in 2005. Upon adoption of SFAS 123R (Note 12), this tax benefit of $57 million for 2007 and $50 million for 2006 has been classified as cash provided by financing activities.

12. Employee Benefit Plans

401(k) Plan

We sponsor a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. We match employee contributions up to 10% of wages, subject to annual dollar maximums established by the federal government. Employee contributions vest immediately while our matching contributions vest 100% upon completion of three years of service. All employees over 21 years of age may participate. Company contributions under the plan were $14 million in 2007, $11 million in 2006 and $9 million in 2005.

Post-Retirement Health Plan

Effective January 1, 2001, we adopted a medical plan for employees who retire at age 55 or over, as well as directors age 55 or over, with a minimum of five years service. During 2003, our retiree medical plan was amended to provide benefits to employees and directors when their combined age and qualified years of service total 60, with a minimum age of 45 and a minimum of five years of service. During 2007, our retiree medical plan was again amended to extend the minimum age to 50 and a minimum of 10 years of service for current employees. However, employees who were eligible under previous eligibility rules were grandfathered in under the previous rules. Also, directors are still eligible to receive benefits under the previous eligibility rules. Benefits under the plan are the same as for active employees, and continue until the retired employee or director or dependents are eligible for Medicare or another similar state health insurance program. Post-retirement medical benefits are not prefunded but are paid when incurred. The plan’s benefit obligation, funded status and net periodic benefit cost for 2007, 2006 and 2005 were as follows:

(in millions)	December 31
	2007	2006	2005
Benefit obligation at December 31	$17	$8	$7
Funded status	$(17)	$(8)	$(7)
Net periodic benefit cost	$2	$1	$1
Accrued benefit liability, as recognized in the consolidated balance sheet at December 31	$(17)	$(8)	$(5)

During December 2006, we adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—An Amendment of FASB Statements No. 87, 88, 106, and 132R, that required us to recognize in our consolidated balance sheet a liability for the underfunded status of our post-retirement health plan as of December 31, 2007 and 2006. This liability, which is equal to the amount shown in the table above, is included as part of other long-term liabilities. The unrecognized portion of the liability of $8 million, net of a deferred tax asset of $3 million as of December 31, 2007, and of $3 million, net of a deferred tax asset of $1 million as of December 31, 2006, was recorded as a reduction to accumulated other comprehensive income (loss).

Unrecognized net actuarial loss is amortized to expense over the estimated average remaining service life of plan participants and prior service cost is amortized over a remaining life of eight years. Including such amortization, the 2008 accrued benefit cost is expected to be approximately $3 million.

The following are assumptions used by us to determine our benefit obligation as of December 31 of each of the years presented:

	2007	2006	2005
Weighted average discount rate	6%	6%	6%
Health care cost trend rate assumed for the following year	8.5%	9%	8.5%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	6%	6%	6%
Year that the rate reaches the ultimate trend rate	2013	2013	2010

Assumed health care cost trends have a significant effect on the amounts reported for health care plans. A one percentage point change in assumed health care cost trend rates would have a $2 million or less effect on both total service and interest cost and the post-retirement benefit obligation as of December 31, 2007.

Through 2017, projected benefit payments, which reflect expected future service, are not expected to exceed $2 million in any one year and are less than $10 million in total.

Stock Incentive Plans

In November 2004, stockholders approved the 2004 Stock Incentive Plan under which 30 million shares of common stock were available for grants of stock awards. In May 2006, stockholders approved certain amendments to the 2004 Plan including increasing the shares available for grants of stock awards to 42.2 million shares. Prior to approval of the 2004 Plan, grants of stock awards were made pursuant to the 1998 Stock Incentive Plan. No further grants will be made under the 1998 Plan. Stock award grants are subject to certain limitations as specified in the Plan. The maximum term of stock awards is ten years under the 1998 Plan and seven years under the 2004 Plan. As a result of the May 12, 2006 distribution of the Hugoton Royalty Trust units (Note 9), appropriate antidilution adjustments were made to stock awards outstanding on that date.

Stock awards under the 2004 Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and related amounts for each year:

	December 31
(in millions)	2007	2006	2005
Non-cash stock option compensation expense	$42	$53	$—
Non-cash performance share and unrestricted share compensation expense	4	8	34
Non-cash restricted stock compensation expense	19	2	—
Related tax benefit recorded in income statement	24	23	12
Intrinsic value of stock option exercises	170	136	60
Income tax benefit on exercise of stock options or vesting of stock awards (a)	64	50	21
Grant date fair value of stock options vested	35	24	78

(a)	Recorded as additional paid-in-capital

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

Stock Options

Stock options granted under the 2004 Plan generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels as determined by the Compensation Committee of the Board of Directors. Some stock options granted in 2007 and 2006 vest only when the common stock reaches specified levels. There was a total of 23.0 million options outstanding under the 2004 and 1998 Plans at December 31, 2007, including 14.5 million that were exercisable at that date. Of the remaining options, 6.5 million vest over three years at a rate of one-third at each grant anniversary date, 1.0 million vested when the stock price closed above $56 in January 2008 and 1.0 million vest when the stock price closes at or above $60.

The following summarizes option activity and balances for the year ended December 31, 2007:

	Weighted- Average Exercise Price	Stock Options (in thousands)	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2007	$23.73	24,782
Grants	50.01	4,278
Exercises	18.22	(5,864)
Forfeitures	32.75	(196)

Balance at December 31, 2007	29.94	23,000	5.0	$493

Exercisable at December 31, 2007	23.25	14,502	4.3	$408

As a result of options exercised in 2007, outstanding common stock increased by 3.1 million shares and stockholders’ equity increased by $38 million.

Performance Shares

Performance shares granted under the 2004 Plan are subject to restrictions determined by the Compensation Committee of the Board of Directors and are subject to forfeiture if performance criteria are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other common stockholders. To date, the performance criteria for all awards has been the achievement of specified increases in the common stock price above the market price at the grant date. Performance share grants in 2006 were to key employees other than executive officers.

Restricted Shares

We granted 1,388,000 restricted shares in 2007 and 1,309,000 restricted shares in 2006 to key employees other than executive officers. These shares vest over three years, with one-third vesting at each grant anniversary date. Holders of restricted shares generally have all the voting, dividend and other rights of other common stockholders.

Nonemployee Director Awards

Nonemployee directors are each eligible to receive discretionary stock awards under the 2004 Plan covering up to 25,000 shares annually, as approved by the Corporate Governance and Nominating Committee and the Board of Directors. Nonemployee directors received 4,166 shares each totaling approximately 25,000 unrestricted shares in 2007 and 2006 and 4,166 shares to five directors and 2,083 to one director totaling approximately 23,000 unrestricted shares in 2005 under the 2004 Plan. In November 2005, nonemployee directors received 20,000 stock options each totaling 120,000 stock options, 50% of which vested in 2005 when the common stock price closed above the target price of $36 and 50% which vested in 2006 when the common stock price closed above the target price of $40. In November 2006, nonemployee directors received 20,000 stock options each totaling 120,000 stock options, 50% of which vested in 2007 when the stock closed above the target price of $42 and 50% which vested in 2007 when the common stock price closed above the target price of $46. In November 2007, nonemployee directors received 20,000 stock options each totaling 120,000 stock options, 50% of which vested when the common stock price closed above the target price of $56 in January 2008 and 50% of which vest when the common stock price closes at or above the target price of $60.

Nonvested Stock Awards

The following summarizes the status of the nonvested stock options, performance shares and restricted shares as of December 31, 2007 and changes for the year ended December 31, 2007:

	Stock Options		Performance Shares		Restricted Shares
(in thousands, except per share amounts)	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares
Nonvested at January 1, 2007	$10.58	7,715	$26.81	181	$38.28	1,309
Vested	10.57	(3,299)	26.86	(166)	38.28	(427)
Grants	15.29	4,278	—	—	50.02	1,388
Forfeitures	10.82	(196)	26.19	(15)	39.75	(48)

Nonvested at December 31, 2007	$12.95	8,498	$—	—	$45.58	2,222

As of December 31, 2007, the remaining unrecognized compensation expense related to nonvested stock options was $70 million. Total deferred compensation at December 31, 2007 related to restricted shares was $89 million. For these nonvested stock awards at December 31, 2007, we estimate that stock incentive compensation for service periods after December 31, 2007 will be $92 million in 2008, $46 million in 2009 and $21 million in 2010. The weighted-average remaining vesting period is 1.5 years for stock options and 2.5 years for restricted shares.

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

During 2007 and 2006, we used both a trinomial lattice model and a Monte Carlo simulation model to determine the fair value of options granted, and during 2006, we used a Monte Carlo simulation model to determine the fair value of performance shares granted. For restricted stock grants, the fair value is equal to the closing price of our common stock on the grant date.

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

The risk-free interest rate is based on the constant maturity nominal rates of U.S. Treasury securities with remaining lives throughout the contract term on the day of the grant. The dividend yield is the expected common stock annual dividend yield over the expected life of the option or performance share, expressed as a percentage of the stock price on the date of grant. The volatility factors are based on a combination of both the historical volatilities of our stock and the implied volatility of traded options on our common stock. Contract term is seven years. For options subject to time vesting, the average vesting period is two years, based on each grant vesting ratably over a three-year period. For options subject to vesting when the common stock reaches a specified price, the target vesting price is specified by the award. The post-vesting turnover rate is 4.1% and the suboptimal exercise factor is 1.7, and are both based on actual historical exercise activity. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by certain employees who receive stock option grants, and subsequent events are not indicative of the reasonableness of the original fair value estimates.

We record stock incentive compensation only for awards expected to vest. During 2007, we estimated annual forfeitures using a rate of 3.8% for stock options and 2.7% for restricted shares.

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

During the year ended December 31, 2007, we granted 4.3 million options with an estimated total grant-date fair value of $65 million and a weighted-average fair value of $15.29. During 2006, we granted 6.8 million options with an estimated total grant-date fair value of $74 million and a weighted-average fair value of $10.89 per option. During the year ended December 31, 2005, we granted 5.2 million options with a weighted-average fair value of $8.15. Fair values were determined using the following assumptions:

	2007	2006	2005
Weighted-average expected term (years)	4.6	4.4	3.5
Range of risk-free interest rates	3.4% – 5.0%	4.3% – 5.2%	—
Weighted-average risk-free interest rates	3.8%	4.9%	4.0%
Dividend yield	0.8%	0.7%	0.7%
Range of volatility	26% – 33%	29% – 35%	—
Weighted-average volatility	32%	32%	35%

13. Acquisitions

On July 31, 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion, subject to typical post-closing adjustments. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 21.6 million shares of our common stock in June 2007 for net proceeds of $1.0 billion (Note 9), the issuance of $1.25 billion of senior notes in July 2007 and with borrowings under our commercial paper program, which was repaid with a portion of the proceeds from the issuance of $1.0 billion of senior notes in August 2007 (Note 4). After recording asset retirement obligation of $32 million, other liabilities and transaction costs of $18 million, the purchase price allocated to proved properties was $2.5 billion and unproved properties was $73 million. The purchase price allocation is preliminary and subject to adjustment pending final determination of the fair value of certain assets acquired.

As part of the acquisition, Dominion retained interests in certain of the acquired properties. Under the terms of the acquisition and the retained interest agreements, Dominion retained the rights to approximately 13 Bcf of gas beginning from the date of acquisition through February 2009 (Note 8).

In October 2007, we announced that we acquired both producing and unproved properties in the Barnett Shale from multiple parties for approximately $550 million. These acquisitions were funded by borrowings under our commercial paper program and are subject to typical post-closing adjustments.

We expect to complete acquisitions of both producing and unproved properties for approximately $1.0 billion during the first quarter of 2008. These acquisitions will be funded both by commercial paper borrowings and by proceeds from the February 2008 common stock offering (Note 9) and are subject to typical post-closing adjustments.

On February 28, 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. The acquisition was funded by bank borrowings.

On June 30, 2006, we acquired Peak Energy Resources, Inc., which operated gas-producing properties and owned unproved properties in the Barnett Shale in the Fort Worth Basin. The total purchase price was $108 million, which was primarily funded by issuance of 3.2 million shares of common stock valued at $102 million, $5 million cash for additional leasehold interests and $1 million cash for other transaction costs. After recording estimated deferred taxes of $36 million and other liabilities, the purchase price allocated to proved properties was $97 million and unproved properties was $53 million.

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

To further establish our presence in the Barnett Shale in the Fort Worth Basin, we acquired Antero Resources Corporation on April 1, 2005. Antero Resources owned operated gas-producing properties and unproved properties in the Barnett Shale. In the transaction, we paid cash of $342 million, issued 16.7 million shares of our common stock, and issued warrants that expire April 1, 2010 to purchase an additional 2.6 million shares of our common stock at $20.78 per share (as adjusted by antidilution adjustments resulting from the distribution of Hugoton Royalty Trust units (Note 9)). We also assumed $218 million of bank debt from Antero. The cash portion of the acquisition was funded with borrowings under our revolving credit facility. At closing, bank debt assumed from Antero Resources was repaid with borrowings under our revolving credit facility.

The following is the final calculation of the purchase price of Antero Resources Corporation and the allocation to assets and liabilities as of April 1, 2005. The fair value of consideration issued is determined as of January 10, 2005, the date the acquisition was announced.

(in millions)
Consideration issued to Antero Resources stockholders:
16.7 million shares of common stock (at fair value of $19.78 per share)	$330
Warrants to purchase 2.6 million shares of common stock at $20.78 per share (at fair value of $6.51 per warrant)	17

347
Cash paid	342

Total purchase price	689

Fair value of liabilities assumed:
Current liabilities	114
Long-term debt	218
Asset retirement obligation	4
Other long-term liabilities	11
Deferred income taxes	225

Total purchase price plus liabilities assumed	$1,261

Fair value of assets acquired:
Cash and cash equivalents	$2
Other current assets	55
Proved properties	634
Unproved properties	180
Other property and equipment, primarily gathering and pipeline assets	35
Acquired gas gathering contracts	140
Goodwill (none deductible for income taxes)	215

Total fair value of assets acquired	$1,261

In May 2005, we acquired producing properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. The acquisition was funded with borrowings under our revolving credit facility.

In June 2005, we entered an agreement with ExxonMobil Corporation to develop acreage in the northeastern portion of the Piceance Basin in northwest Colorado. Under the terms of the agreement, we have farmed in a 50% working interest ownership in approximately 69,500 contiguous gross acres east of ExxonMobil’s Piceance Creek Unit which we operate.

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

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for 2007, 2006 and 2005, as if the 2007 Dominion acquisition was made at the beginning of 2006 and 2007, and the 2005 Antero Resources acquisition was made at the beginning of 2005. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited) December 31
(in millions, except per share data)	2007	2006	2005
Revenues	$5,843	$5,212	$3,555

Net income	$1,718	$1,959	$1,155

Earnings per common share:
Basic	$3.57	$4.10	$2.55

Diluted	$3.52	$4.05	$2.50

Weighted average shares outstanding:
Basic	$481.2	$477.6	$452.2

Diluted	$488.2	$483.8	$461.2

14. Quarterly Financial Data (Unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2007 and 2006:

	Quarter
(in millions, except per share data)	1st	2nd		3rd	4th
2007
Revenues	$1,169	$1,329		$1,421	$1,594
Gross profit (a)	$703	$777		$755	$888
Net income	$383	$432		$412	$464
Earnings per common share (b)
Basic	$0.83	$0.93		$0.86	$0.96
Diluted	$0.82	$0.91		$0.84	$0.95
Average shares outstanding	458.4	464.9		481.1	482.8

2006
Revenues	$1,215	$1,066		$1,096	$1,199
Gross profit (a)	$809	$651		$659	$742
Net income	$467	$597	(c)	$367	$429
Earnings per common share (b)
Basic	$1.03	$1.31		$0.80	$0.94
Diluted	$1.01	$1.29		$0.79	$0.92
Average shares outstanding	454.9	454.7		457.3	457.5

(a)	Operating income before general and administrative expense.
(b)	Because quarterly earnings per share is based on the weighted average shares outstanding during the quarter, the sum of quarterly earnings per share may not equal earnings per share for the year.
(c)	Included in second quarter net income is an after-tax gain on the distribution of Hugoton Royalty Trust units of $292 million (Note 9).

15. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

All of our operations are directly related to oil and gas producing activities located in the United States.

Costs Incurred Related to Oil and Gas Producing Activities

The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes:

(in millions)	2007	2006	2005
Acquisitions:
Proved properties	$3,197	$561	$1,710
Unproved properties—acquisitions of proved properties (a)	260	83	185
Unproved properties—other	571	142	87
Development (b)	2,529	2,022	1,341
Exploration	257	123	52
Asset retirement obligation accrued upon:
Acquisition	58	7	24
Development (c)	68	64	29

Total Costs Incurred	$6,940	3,002	3,428

(a)	Represents a portion of the allocated purchase price of unproved properties acquired as part of the acquisition of proved properties (Note 13).
(b)	Includes capitalized interest of $30 million in 2007, $18 million in 2006 and $6 million in 2005.
(c)	Includes revisions of $39 million in 2007, $36 million in 2006 and $16 million in 2005.

Proved Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are the estimated quantities that geologic and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. Proved reserves exclude volumes deliverable to others under production payments or retained interests.

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

Proved Reserves	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
(in millions)
December 31, 2004	4,714.5	38.5	152.5	5,860.3
Revisions	4.0	5.3	12.1	108.5
Extensions, additions and discoveries	986.6	4.9	34.2	1,221.2
Production	(377.1)	(3.8)	(14.3)	(485.5)
Purchases in place	803.4	2.8	31.1	1,007.1
Sales in place	(45.8)	(0.3)	(6.9)	(89.4)

December 31, 2005	6,085.6	47.4	208.7	7,622.2
Revisions	(94.9)	1.8	0.1	(83.2)
Extensions, additions and discoveries	1,416.8	4.0	20.3	1,562.6
Production	(433.0)	(4.4)	(16.4)	(557.6)
Purchases in place	157.9	4.2	3.3	202.9
Sales in place (a)	(188.2)	—	(1.6)	(198.3)

December 31, 2006	6,944.2	53.0	214.4	8,548.6
Revisions	(46.3)	10.2	15.5	108.2
Extensions, additions and discoveries	1,797.5	5.8	18.4	1,942.5
Production	(532.1)	(4.9)	(17.2)	(664.8)
Purchases in place	1,278.8	2.7	11.3	1,362.7
Sales in place	(1.0)	—	(1.2)	(8.2)

December 31, 2007	9,441.1	66.8	241.2	11,289.0

(a)	Includes effect of distribution of Hugoton Royalty Trust units (Note 9).

The additions to our proved reserves from extensions, additions and discoveries in the last three years are due to the success of our development drilling program. See a summary of our drilling activity over the last three years in Part I, Items 1 and 2, Business and Properties—Exploration and Production Data—Drilling Activity.

Proved Developed Reserves	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
(in millions)
December 31, 2004	3,252.7	30.0	134.4	4,239.1

December 31, 2005	4,033.1	36.5	168.5	5,262.9

December 31, 2006	4,481.6	40.1	167.3	5,725.9

December 31, 2007	6,031.5	52.9	184.8	7,457.7

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves
	December 31
(in millions)	2007	2006	2005
Future cash inflows	$86,080	$51,477	$69,732
Future costs:
Production	(22,066)	(14,958)	(15,660)
Development	(6,065)	(4,260)	(3,175)
Future income tax	(18,423)	(10,251)	(16,823)

Future net cash flows	39,526	22,008	34,074
10% annual discount	(19,988)	(11,180)	(16,980)

Standardized measure	$19,538	$10,828	$17,094

Changes in Standardized Measure of Discounted Future Net Cash Flows

(in millions)	2007	2006	2005
Standardized measure, January 1	$10,828	$17,094	$8,402

Revisions:
Prices and costs	7,958	(10,687)	8,506
Quantity estimates	1,868	960	708
Accretion of discount	970	1,511	741
Future development costs	(3,082)	(2,479)	(2,167)
Income tax	(3,749)	4,090	(4,550)
Production rates and other	—	3	(2)

Net revisions	3,965	(6,602)	3,236
Extensions, additions and discoveries	3,541	2,248	3,723
Production	(4,359)	(3,629)	(2,744)
Development costs	2,299	1,917	1,128
Purchases in place (a)	3,286	396	3,527
Sales in place (b)	(22)	(596)	(178)

Net change	8,710	(6,266)	8,692

Standardized measure, December 31	$19,538 (c)	$10,828 (d)	$17,094 (e)

(a)	Generally based on the year-end present value (at year-end prices and costs) plus the cash flow received from such properties during the year, rather than the estimated present value at the date of acquisition.
(b)	Generally based on beginning of the year present value (at beginning of year prices and costs) less the cash flow received from such properties during the year, rather than the estimated present value at the date of sale. Included in 2006 is the effect of distribution of Hugoton Royalty Trust units (Note 9).
(c)	The December 31, 2007 standardized measure includes a reduction of $43 million ($68 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2007 includes a liability of $453 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions as required by SFAS No. 143, as described above.
(d)	The December 31, 2006 standardized measure includes a reduction of $29 million ($46 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2006 includes a liability of $307 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions as required by SFAS No. 143, as described above.
(e)	The December 31, 2005 standardized measure includes a reduction of $22 million ($34 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2005 includes a liability of $223 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions as required by SFAS No. 143, as described above.

Price and cost revisions are primarily the net result of changes in year-end prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

Year-end average realized gas prices used in the estimation of proved reserves and calculation of the standardized measure were $6.39 for 2007, $5.46 for 2006, $9.26 for 2005 and $5.69 for 2004. Year-end average realized natural gas liquids prices were $60.24 for 2007, $31.96 for 2006, $36.33 for 2005 and $28.24 for 2004. Year-end average realized oil prices were $91.19 for 2007, $55.47 for 2006, $57.02 for 2005 and $41.03 for 2004.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, based on these criteria, we have maintained in all material respects, effective internal control over financial reporting as of December 31, 2007.

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

February 26, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XTO Energy Inc.:

We have audited the accompanying consolidated balance sheets of XTO Energy Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements, statements of cash flows and statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XTO Energy Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), XTO Energy Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 25, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of XTO Energy Inc.:

We have audited XTO Energy Inc.’s internal control over financial reporting, as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, XTO Energy Inc. and subsidiaries maintained in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of XTO Energy Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated income statements, statements of cash flows and statements of stockholders’ equity for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 25, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of February 2008.

XTO ENERGY INC.

By	/s/ BOB R. SIMPSON
Bob R. Simpson, Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of February 2008.

PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)	DIRECTORS

/s/ BOB R. SIMPSON	/s/ WILLIAM H. ADAMS III
Bob R. Simpson, Chairman of the Board and Chief Executive Officer	William H. Adams III

/s/ KEITH A, HUTTON	/s/ LANE G. COLLINS
Keith A. Hutton, President	Lane G. Collins

/s/ VAUGHN O. VENNERBERG II	/s/ PHILLIP R. KEVIL
Vaughn O. Vennerberg II, Senior Executive Vice President and Chief of Staff	Phillip R. Kevil

/s/ JACK P. RANDALL
Jack P. Randall

/s/ SCOTT G. SHERMAN
Scott G. Sherman

/s/ HERBERT D. SIMONS
Herbert D. Simons

PRINCIPAL FINANCIAL OFFICER	PRINCIPAL ACCOUNTING OFFICER

/s/ LOUIS G. BALDWIN	/s/ BENNIE G. KNIFFEN
Louis G. Baldwin, Executive Vice President and Chief Financial Officer	Bennie G. Kniffen, Senior Vice President and Controller

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page

2.1 +	Agreement and Plan of Merger dated January 9, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.2 to Form 10-K for the year ended December 31, 2004)

2.2 +	Amendment No. 1 to Agreement and Plan of Merger dated February 3, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.3 to Form 10-K for the year ended December 31, 2004)

2.3 +	Amendment No. 2 to Agreement and Plan of Merger dated March 22, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 28, 2005)

2.4 +	Amendment No. 3 to Agreement and Plan of Merger dated March 31, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 5, 2005)

2.5 +	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC. as Sellers and XTO Energy Inc. as Buyer. (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 6, 2007)

3.1	Restated Certificate of Incorporation of the Company, as restated on June 21, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2006)

3.2	Amended and Restated Bylaws of the Company dated November 18, 2003 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended March 31, 2006)

4.1	Form of Indenture for Senior Debt Securities dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 17, 2002)

4.2	First Supplemental Indenture dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee for the 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2002)

4.3	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2006)

4.4	Preferred Stock Purchase Rights Agreement dated August 25, 1998 between the Company and ChaseMellon Shareholder Services, LLC (incorporated by reference to Exhibit 4.1 to Form 8-A/A filed September 8, 1998)

4.5	Certificate of Designation of Series A Junior Participating Preferred Stock, par value $ 0.01 per share, dated August 25, 1998 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended September 30, 2000)

4.6	Registration Rights Agreement among the Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

Exhibit No.	Description	Page

4.7	Indenture dated as of April 23, 2003 between the Company and the Bank of New York, as Trustee for the 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2003)

4.8	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2006)

4.9	Registration Rights Agreement dated April 23, 2003 between the Company and certain Initial Purchasers named therein (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2003)

4.10	Indenture for Senior Debt Securities dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed January 16, 2004)

4.11	First Supplemental Indenture dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee for the 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed January 16, 2004)

4.12	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2006)

4.13	Indenture dated as of September 23, 2004 between the Company and the Bank of New York, as Trustee for the 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 24, 2004)

4.14	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.6 to Form 10-Q for the quarter ended March 31, 2006)

4.15	Indenture for Senior Debt Securities dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 12, 2005)

4.16	First Supplemental Indenture dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed April 12, 2005)

4.17	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2006)

4.18	Third Supplemental Indenture dated as of March 30, 2006 between the Company and The Bank of New York Trust Company, as Trustee, for 5.65% Senior Notes due 2016 and 6.10% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2006)

4.19	Registration Rights Agreement dated April 1, 2005 among XTO Energy Inc. and the security holders of Antero Resources Corporation (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2005)

Exhibit No.	Description	Page

4.20	Indenture for Senior Debt Securities dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed July 16, 2007)

4.21	First Supplemental Indenture dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 5.90% Senior Notes due 2012, 6.25% Senior Notes due 2017 and 6.75% Senior Notes due 2037 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed July 16, 2007)

10.1*	Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated May 17, 2000 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2000)

10.2*	Amendment to Amended and Restated Employment Agreement between the Company and Bob R. Simpson, dated August 20, 2002 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2002)

10.3*	Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006)

10.4*	Amendment to Employment Agreement between XTO Energy Inc. and Bob R. Simpson, dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2008)

10.5*	Employment Agreement between the Company and Keith A. Hutton, dated May 16, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006)

10.6*	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated May 16, 2006 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006)

10.7*	Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated May 17, 2000 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2000)

10.8*	Amendment to Amended and Restated Employment Agreement between the Company and Steffen E. Palko, dated August 20, 2002 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2002)

10.9*	1998 Stock Incentive Plan, as amended March 17, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004)

10.10*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement dated April 13, 2006 for the Annual Meeting of Stockholders held May 16, 2006)

10.11*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated through November 21, 2006) (incorporated by reference to Exhibit to 10.10 to Form 10-K for the year ended December 31, 2006)

10.12*	Form of Nonqualified Stock Option Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 22, 2004)

Exhibit No.	Description	Page

10.13*	Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006)

10.14*	Form of Stock Award Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 22, 2004)

10.15*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed November 22, 2004)

10.16*	Form of Stock Award Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 22, 2004)

10.17*	Form of Stock Grant Agreement for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005)

10.18*	Form of Stock Grant Agreement (With Restrictions) for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan

10.19*	Amended Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.14 to Form 10-K for the year ended December 31, 1999)

10.20*	Amendment to Amended Employee Severance Protection Plan, as amended August 20, 2002 (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2002)

10.21*	Second Amended and Restated Employee Severance Protection Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2006)

10.22*	Amended and Restated Management Group Employee Severance Protection Plan, as amended February 15, 2000 (incorporated by reference to Exhibit 10.13 to Form 10-K for the year ended December 31, 1999)

10.23*	Amendment to Amended and Restated Management Group Employee Severance Protection Plan, as amended August 20, 2002 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2002)

10.24*	Second Amended and Restated Management Group Employee Severance Protection Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006)

10.25*	Outside Directors Severance Plan dated August 20, 2002 (incorporated by reference to Exhibit 10.6 to Form 10-Q for the quarter ended September 30, 2002)

10.26*	Amended and Restated Outside Directors Severance Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006)

10.27*	Form of Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, Steffen E. Palko, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg II, dated October 15, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2004)

Exhibit No.	Description	Page

10.28*	Form of Amendment No. One to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, Louis G. Baldwin, Keith A. Hutton and Vaughn O. Vennerberg, dated November 21, 2006 (incorporated by reference to Exhibit to 10.26 to Form 10-K for the year ended December 31, 2006)

10.29*	Amendment Number Two to Amended and Restated Agreement (relating to change in control) between XTO Energy Inc. and Bob R. Simpson, dated December 31, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2008)

10.30*	Agreement (relating to change in control) between the Company and Timothy L Petrus, dated November 21, 2006 (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2006)

10.31*	Consulting and Non-Competition Agreement dated April 1, 2005 between the Company and Steffen E. Palko (incorporated by reference to Exhibit 10.1 to Form 8-K filed April 5, 2005)

10.32*	Form of Indemnification Agreement dated November 15, 2005 between the Company and each director, executive officer and certain other officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 18, 2005)

10.33*	Form of Stock Award Agreement (Restricted Shares) for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2006)

10.34*	Description of Matching Charitable Contribution Program for officers and directors

10.35	Amended and Restated 5-Year Revolving Credit Agreement dated April 1, 2005 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005)

10.36	First Amendment to Five-Year Revolving Credit Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006)

10.37	Second Amendment to Five-Year Revolving Credit Agreement dated October 25, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2006)

10.38	Third Amendment to 5-Year Revolving Credit Agreement dated March 19, 2007 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2007)

10.39	Fourth Amendment to 5-Year Revolving Credit Agreement dated February 6, 2008 between the Company and certain commercial banks named therein

10.40	Term Loan Credit Agreement dated November 10, 2004 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.20 to Form S-4 dated December 13, 2004)

10.41	First Amendment to Term Loan Agreement dated April 1, 2005 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2005)

10.42	Second Amendment to Term Loan Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006)

Exhibit No.	Description	Page

10.43	Third Amendment to Term Loan Agreement dated March 19, 2007 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 23, 2007)

10.44	Fourth Amendment to Term Loan Agreement dated February 6, 2008 between the Company and certain banks named therein

10.45	Form of Commercial Paper Dealer Agreement dated October 27, 2006 between the Company and each of Lehman Brothers Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co. and JPMorgan Securities Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2006)

10.46	Issuing and Paying Agency Agreement dated October 27, 2006 between the Company and JPMorgan Chase bank, National Association (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 2006)

10.47	Firm Intrastate Gas Transportation Agreement dated July 1, 2005 between the Company, XTO Resources I, LP and Energy Transfer Fuel, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005) (Material has been omitted from this Exhibit pursuant to an order of confidential treatment and the omitted material has been separately filed with the Securities and Exchange Commission.)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of XTO Energy Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Miller and Lents, Ltd.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan

Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, XTO Energy Inc., 810 Houston Street, Fort Worth, Texas 76102.