Form 10-Q
period 2008-06-30
XTO ENERGY INC
filed 2008-07-30
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of July 29, 2008
Common stock, $.01 par value	549,323,572

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended June 30, 2008

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
(in millions, except shares)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$49	$—
Accounts receivable, net	1,390	852
Derivative fair value	91	199
Current income tax receivable	—	118
Deferred income tax benefit	651	20
Other	157	98

Total Current Assets	2,338	1,287

Property and Equipment, at cost – successful efforts method:
Proved properties	21,902	18,671
Unproved properties	2,616	1,050
Other	1,670	1,376

Total Property and Equipment	26,188	21,097
Accumulated depreciation, depletion and amortization	(4,689)	(3,897)

Net Property and Equipment	21,499	17,200

Other Assets:
Derivative fair value	53	—
Acquired gas gathering contracts, net of accumulated amortization	109	112
Goodwill	215	215
Other	123	108

Total Other Assets	500	435

TOTAL ASSETS	$24,337	$18,922

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,707	$1,264
Payable to royalty trusts	46	30
Derivative fair value	1,809	239
Current income tax payable	34	—
Other	4	4

Total Current Liabilities	3,600	1,537

Long-term Debt	7,993	6,320

Other Liabilities:
Derivative fair value	226	4
Deferred income taxes payable	2,924	2,610
Asset retirement obligation	553	450
Other	67	60

Total Other Liabilities	3,770	3,124

Commitments and Contingencies (Note 6)
Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 516,740,791 and 490,434,003 shares issued)	5	5
Additional paid-in capital	4,491	3,172
Treasury stock, at cost (5,167,942 and 5,140,230 shares)	(134)	(134)
Retained earnings	5,855	4,938
Accumulated other comprehensive loss	(1,243)	(40)

Total Stockholders’ Equity	8,974	7,941

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,337	$18,922

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2008	2007	2008	2007
REVENUES
Gas and natural gas liquids	$1,473	$1,019	$2,747	$1,891
Oil and condensate	424	281	803	555
Gas gathering, processing and marketing	40	30	60	52
Other	(1)	(1)	(1)	—

Total Revenues	1,936	1,329	3,609	2,498

EXPENSES
Production	215	146	408	275
Taxes, transportation and other	194	107	348	188
Exploration	14	7	32	11
Depreciation, depletion and amortization	413	265	796	505
Accretion of discount in asset retirement obligation	7	6	14	11
Gas gathering and processing	24	22	45	41
General and administrative	89	52	178	108
Derivative fair value (gain) loss	(26)	(1)	(42)	(13)

Total Expenses	930	604	1,779	1,126

OPERATING INCOME	1,006	725	1,830	1,372

OTHER EXPENSE
Interest expense, net	102	47	193	94

INCOME BEFORE INCOME TAX	904	678	1,637	1,278

INCOME TAX EXPENSE
Current	105	101	220	207
Deferred	224	145	377	256

Total Income Tax Expense	329	246	597	463

NET INCOME	$575	$432	$1,040	$815

EARNINGS PER COMMON SHARE
Basic	$1.13	$0.93	$2.07	$1.77

Diluted	$1.11	$0.91	$2.04	$1.74

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.096	$0.24	$0.192

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	508.6	464.9	502.4	461.7

Diluted	517.2	473.1	510.3	469.2

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended June 30
(in millions)	2008	2007
OPERATING ACTIVITIES
Net income	$1,040	$815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	796	505
Accretion of discount in asset retirement obligation	14	11
Non-cash incentive compensation	73	30
Dry hole expense	2	8
Deferred income tax	377	256
Non-cash change in derivative fair value (gain) loss	(49)	36
Other non-cash items	4	1
Changes in operating assets and liabilities (a)	(161)	(11)

Cash Provided by Operating Activities	2,096	1,651

INVESTING ACTIVITIES
Property acquisitions	(3,020)	(469)
Development costs, capitalized exploration costs and dry hole expense	(1,536)	(1,228)
Other property and asset additions	(349)	(272)

Cash Used by Investing Activities	(4,905)	(1,969)

FINANCING ACTIVITIES
Proceeds from long-term debt	6,783	1,965
Payments on long-term debt	(5,101)	(1,865)
Dividends	(120)	(77)
Senior note offering and debt costs	(17)	(1)
Net proceeds from common stock offering	1,224	1,009
Proceeds from exercise of stock options and warrants	21	22
Payments upon exercise of stock options	(68)	(14)
Excess tax benefit on exercise of stock options	64	17
Other	72	(1)

Cash Provided by Financing Activities	2,858	1,055

INCREASE IN CASH AND CASH EQUIVALENTS	49	737
Cash and Cash Equivalents, Beginning of Period	—	5

Cash and Cash Equivalents, End of Period	$49	$742

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$(538)	$(88)
Other current assets	11	50
Other operating assets and liabilities	1	(8)
Current liabilities	365	35

	$(161)	$(11)

See Accompanying Notes to Consolidated Financial Statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2007, have not been audited by independent public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at June 30, 2008, our income for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three- and six-month periods ended June 30, 2008 and 2007 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2007 Annual Report on Form 10-K.

All common stock and per share amounts in the accompanying financial statements have been adjusted for the five-for-four stock split effected on December 13, 2007.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $67 million at June 30, 2008 and $60 million at December 31, 2007.

Our effective income tax rates for the three- and six- month periods ended June 30, 2008 and 2007 are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes. The current income tax provision exceeds our actual cash tax expense by the benefit realized from the intrinsic value of stock options at their exercise date. This is not the same grant date fair value that is expensed under United States generally accepted accounting principles. This benefit, which is recorded in additional paid-in capital, was $69 million for the first six months of 2008 and $17 million for the first six months of 2007.

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

In July 2008, we paid $1.2 million to a division of a firm, affiliated with one of our directors, for services provided as one of 31 co-managers on our July 2008 common stock offering (Note 8).

In February 2007, in recognition of the Chairman and Chief Executive Officer of the Company and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution is to be paid in two equal installments of $3.4 million. The first payment was made May 2007 and the second was paid in July 2008. Since this is a conditional contribution, the first payment was included as general and administrative expense in second quarter 2007, and the second payment was included in general and administrative expense when the condition was satisfied in second quarter 2008. Concurrently, our Chairman and Chief Executive Officer made a $3.2 million pledge for the same project. In return for these contributions, the Company and our Chairman and Chief Executive Officer obtained naming rights for the building and certain facilities within the building.

3. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the six months ended June 30, 2008:

(in millions)
Asset retirement obligation, December 31, 2007	$453
Revision in estimated cash flows	52
Liability incurred upon acquiring and drilling wells	38
Liability settled upon plugging and abandoning wells	(1)
Accretion of discount expense	14

Asset retirement obligation, June 30, 2008	556
Less current portion	(3)

Asset retirement obligation, long-term	$553

4. Long-term Debt

Our long-term debt consists of the following:

(in millions)	June 30, 2008	December 31, 2007
Bank debt:
Commercial paper, 3.0% at June 30, 2008	$150	$772
Revolving credit agreement due April 1, 2013	—	—
Term loan due April 1, 2013, 3.0% at June 30, 2008	500	300
Term loan due February 5, 2013, 2.9% at June 30, 2008	100	—
Senior notes:
7.50%, due April 15, 2012	350	350
5.90%, due August 1, 2012, plus premium	553	553
6.25%, due April 15, 2013	400	400
4.625%, due June 15, 2013, net of discount	399	—
4.90%, due February 1, 2014, net of discount	498	497
5.00%, due January 31, 2015, net of discount	350	350
5.30%, due June 30, 2015, net of discount	399	399
5.65%, due April 1, 2016, net of discount	400	400
6.25%, due August 1, 2017, plus premium	753	753
5.50%, due June 15, 2018, net of discount	796	—
6.10%, due April 1, 2036, net of discount	596	596
6.75%, due August 1, 2037, plus premium	950	950
6.375%, due June 15, 2038, net of discount	799	—

Total long-term debt	$7,993	$6,320

Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2013, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2013, we may renegotiate the revolving credit agreement and term loan to increase the borrowing commitment and/or extend the maturity.

Commercial Paper

In February 2008, we increased our commercial paper program availability to $2.50 billion. We are currently in the process of increasing the availability to match the revolving credit facility. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On June 30, 2008, borrowings were $150 million at a weighted average interest rate of 3.0%.

Bank Debt

On June 30, 2008, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.35 billion net of our commercial paper borrowings. In February 2008, we amended this agreement to, among other things, extend the maturity date to April 1, 2013. In July 2008, we increased the borrowing capacity to $2.84 billion. We have annual options to request successive one-year extensions and the option to increase the commitment up to an additional $0.66 billion. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have not made any borrowings under our revolving credit facility during 2008.

In February 2008, we also amended our $300 million term loan credit agreement to increase outstanding borrowings to $500 million and to extend the maturity date to April 1, 2013. The proceeds were used for general corporate purposes.

Additionally in February 2008, we borrowed $100 million under a new five-year unsecured term loan agreement in a single advance that matures February 5, 2013. The interest rate is currently based on LIBOR plus 0.34%, and interest is paid at least quarterly. Other terms and conditions are substantially the same as our other term loan. The proceeds were used for general corporate purposes.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of June 30, 2008, there were no borrowings under these lines.

Senior Notes

In April 2008, we sold $400 million of 4.625% senior notes due June 15, 2013, $800 million of 5.50% senior notes due June 15, 2018 and $800 million of 6.375% senior notes due June 15, 2038. The 4.625% senior notes were issued at 99.888% of par to yield 4.651% to maturity. The 5.50% senior notes were issued at 99.539% of par to yield 5.561% to maturity. The 6.375% senior notes were issued at 99.864% of par to yield 6.386% to maturity. Net proceeds of $1.98 billion were used to fund property acquisitions that closed during the second and third quarters of 2008 (Note 13), to pay down outstanding commercial paper borrowings and for general corporate purposes.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of June 30, 2008, maximum commitments under our transportation contracts were as follows:

(in millions)
2008	$59
2009	122
2010	121
2011	116
2012	107
Remaining	417

Total	$942

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

In April 2008, we entered into an agreement that obligates us to enter into a ten-year firm transportation contract, contingent upon obtaining regulatory approvals and completion of a new pipeline that connects the Fayetteville Shale to Kosciusko, Mississippi. Upon the pipeline’s completion, we will transport gas volumes for a transportation fee of up to $3 million per month plus fuel not to exceed 1.15% of the sales price.

The potential effect of these agreements is not included in the above summary of our transportation contract commitments since our commitments are contingent upon completion of the pipelines.

Drilling Contracts

As of June 30, 2008, we have contracts with various drilling contractors to use 89 drilling rigs with terms of up to three years and minimum future commitments of $166 million in 2008, $155 million in 2009, $25 million in 2010 and $1 million in 2011. Early termination of these contracts at June 30, 2008 would have required us to pay maximum penalties of $167 million. Based upon our planned drilling activities, we do not expect to pay any early termination penalties related to these contracts.

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

Derivative Fair Value (Gain) Loss

The components of derivative fair value (gain) loss in the consolidated income statements are:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Change in fair value of derivatives that do not qualify for hedge accounting	$(34)	$1	$(63)	$3
Ineffective portion of derivatives qualifying for hedge accounting	8	(2)	21	(16)

Derivative fair value (gain) loss	$(26)	$(1)	$(42)	$(13)

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

Derivative fair value (gain) loss comprises the following realized and unrealized components related to nonhedge derivatives and the ineffective portion of hedge derivatives:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Net cash paid to (received from) counterparties	$9	$(1)	$7	$(49)
Non-cash change in derivative fair value	(35)	—	(49)	36

Derivative fair value (gain) loss	$(26)	$(1)	$(42)	$(13)

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

Our asset retirement obligation is measured using primarily Level III inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. See Note 3 for a rollforward of the asset retirement obligation.

The estimated fair values of derivatives included in the consolidated balance sheets at June 30, 2008 and December 31, 2007 are summarized below. The increase in the net derivative liability from December 31, 2007 to June 30, 2008 is primarily attributable to the effect of higher natural gas, natural gas liquids and crude oil prices, partially offset by cash settlements of derivatives.

	Fair Value Measurements
	June 30, 2008		December 31, 2007
(in millions)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Assets:
Fixed-price natural gas futures and basis swaps	$144	$—	$198	$—
Fixed-price crude oil futures and differential swaps	—	—	1	—
Derivative Liabilities:		—		—
Fixed-price natural gas futures and basis swaps	(1,469)	—	(13)	—
Fixed-price crude oil futures and differential swaps	(536)	—	(208)	—
Fixed-price natural gas liquids futures	(30)	—	(22)	—

Net derivative liability	$(1,891)	$—	$(44)	$—

Asset retirement obligation	$—	$(556)	$—	$(453)

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated companies. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. As of June 30, 2008 and December 31, 2007, our allowance for uncollectible receivables was $7 million.

7. Commodity Sales Commitments

Our policy is to routinely hedge a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management plans to continue this strategy because of the benefits of predictable, stable cash flows.

In addition to selling gas under fixed-price physical delivery contracts, we enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas and crude oil sales. When actual commodity prices exceed the fixed price provided by these contracts, we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. At June 30, 2008, we had a working capital deficit of $1.26 billion. The majority of the deficit relates to the fair value of our derivatives, which are based on market prices. We receive market prices on the hedged production. As such, while there is up to a 55-day lag between when we pay cash settlements on the derivatives and when we receive the proceeds from the hedged production, there is no long-term deficit in operating cash flows related to our derivative instruments. We have hedged a portion of our exposure to variability in future cash flows from natural gas liquids sales through December 2008 and from natural gas sales and crude oil sales through December 2010.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Mcf per Day	Weighted Average NYMEX Price per Mcf
2008	July to December	1,200,000	$8.32
	August	110,000	$10.47
	September to December	210,000	$11.50
2009	January to December	522,500	$10.03
2010	January to December	100,000	$10.27

The price we receive for our gas production is generally less than the NYMEX price because of adjustments for delivery location (“basis”), relative quality and other factors. We have entered basis swap agreements that effectively fix the basis adjustment as shown below. Not all of our sell basis swap agreements are designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2008	July (b)	520,000	$0.42
	August (b)	550,000	$0.41
	September (b)	520,000	$0.42
	October (b)	460,000	$0.45
	November to December (b)	220,000	$0.78
2009	January to March (b)	160,000	$0.97
	April to December (b)	150,000	$1.02
2010	January to December	50,000	$0.27

(a)	Reductions to NYMEX gas prices for delivery location.
(b)	2008 and 2009 amounts include 100,000 Mcf per day at $1.39 to be delivered in the Rocky Mountain Region.

In the first six months of 2008, net losses on futures and basis swap hedge contracts reduced gas revenue by $261 million. In the first six months of 2007, net gains on these contracts increased gas revenue by $233 million. As of June 30, 2008, an unrealized pre-tax derivative fair value loss of $1.4 billion, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive loss. Of this fair value loss, $1.3 billion is expected to be reclassified into earnings through June 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Weighted Average NYMEX Price per Bbl
2008	July to December	30,000	$74.20
	July	4,500	$127.30
	August	8,000	$128.69
	September to December	20,000	$132.08
2009	January to December	35,000	$126.17
2010	January to December	20,000	$132.95

We have entered crude sweet and sour differential swaps of $4.00 per Bbl for 10,000 Bbls per day of sour crude oil production for July to December 2008.

In the first six months of 2008, net losses on futures, swaps and differential swap hedge contracts reduced oil revenue by $207 million. In the first six months of 2007, net gains on these contracts increased oil revenue by $81 million. As of June 30, 2008, an unrealized pre-tax derivative fair value loss of $536 million related to cash flow hedges of oil price risk was recorded in accumulated other comprehensive loss. Of this fair value loss, $445 million is expected to be reclassified into earnings through June 2009. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Natural Gas Liquids

We have entered into natural gas liquids futures contracts that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments.

Production Period		Bbls per Day	Weighted Average Price per Bbl
2008	July to December	5,000	$44.22

In the first six months of 2008, net losses on futures contracts reduced natural gas liquids revenue by $16 million. As of June 30, 2008, an unrealized pre-tax derivative fair value loss of $29 million, related to cash flow hedges of natural gas liquids price risk, was recorded in accumulated other comprehensive loss. This fair value loss is expected to be reclassified into earnings in 2008. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 5), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Production Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2008	July	70,000	$1.35
	August to September	70,000	$1.44
	October	60,000	$1.33
	November to December	70,000	$1.16
2009	January to March	70,000	$1.23

(a)	Reductions to NYMEX gas prices for purchase location.

8. Equity

We effected a five-for-four stock split on December 13, 2007. All common stock shares, treasury stock shares and per share amounts have been retroactively restated to reflect this stock split.

In February 2008, we completed a public offering of 23 million common shares at $55.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion were used to fund a portion of the $1.3 billion of property acquisitions closed in the first quarter 2008 (Note 13) and to repay indebtedness under our commercial paper program.

Our acquisition of properties from Headington Oil Company in July 2008 was partially funded through issuance to the seller of 11.7 million shares of common stock (Note 13). We registered these shares under our shelf registration statement.

In July 2008, we completed a public offering of 26 million common shares at $48.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion will be used to fund our recently completed and pending property acquisitions (Note 13) and to pay down outstanding commercial paper borrowings. The underwriters have a 30-day option to sell an additional 3.9 million common shares under the same terms as the original offering.

See Note 12.

9. Earnings per Share

The following reconciles earnings and shares used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30
	2008			2007
(in millions, except per share data)	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$575	508.6	$1.13	$432	464.9	$0.93

Effect of dilutive securities:
Stock awards		6.9			6.8
Warrants		1.7			1.4

Diluted	$575	517.2	$1.11	$432	473.1	$0.91

	Six Months Ended June 30
	2008			2007
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Basic	$1,040	502.4	$2.07	$815	461.7	$1.77

Effect of dilutive securities:
Stock awards		6.2			6.2
Warrants		1.7			1.3

Diluted	$1,040	510.3	$2.04	$815	469.2	$1.74

10. Comprehensive (Loss) Income

The following are components of comprehensive (loss) income:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Net income	$575	$432	$1,040	$815

Other comprehensive (loss) income:
Change in hedge derivative fair value	(1,516)	226	(2,380)	(70)
Realized loss (gain) on hedge derivative contract settlements reclassified into earnings from other comprehensive loss (a)	430	(161)	484	(332)

Net unrealized hedge derivative contract settlements	(1,086)	65	(1,896)	(402)
Income tax benefit (expense)	397	(24)	693	149

Total other comprehensive (loss) income	(689)	41	(1,203)	(253)

Total comprehensive (loss) income	$(114)	$473	$(163)	$562

(a)	For realized gains upon contract settlements, the reduction to comprehensive income is offset by contract proceeds generally recorded as gas, natural gas liquids or oil revenue. For realized losses upon contract settlements, the increase to comprehensive income is offset by contract proceeds generally recorded as reductions to gas, natural gas liquids or oil revenue.

11. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Six Months Ended June 30
(in millions)	2008	2007
Interest	$214	$102
Income tax	$6	$135

The accompanying consolidated statements of cash flows exclude the following non-cash stock award transactions (Note 12) during the six-month periods ended June 30, 2008 and 2007:

•

Grants of 168,000 restricted shares, vesting of 3,000 restricted shares and forfeitures of 27,000 restricted shares in 2008. Grants of 6,000 restricted shares and forfeitures of 20,000 restricted shares in 2007.

•	Grants of 490,000 performance shares in 2008. Vesting of 87,000 performance shares and forfeitures of 12,000 performance shares in 2007.

•	Grants and immediate vesting of 25,000 unrestricted common shares to nonemployee directors in 2008 and 2007.

•

Common shares delivered or attested to in satisfaction of the exercise price of employee stock options totaled 1.5 million shares at a weighted average exercise price of $56.76 per share in 2008 and 237,000 shares at a weighted average exercise price of $43.48 per share in 2007.

12. Employee Benefit Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. In May 2008, stockholders approved certain amendments and restatements to the 2004 Plan including increasing the shares available for grants of stock awards by 12 million shares, of which 6 million can be granted as full-value awards. Also, the compensation committee of our board of directors is now authorized to grant full-value awards to our executive officers. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and other information for the three- and six-month 2008 and 2007 periods:

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Non-cash stock option compensation expense	$12	$9	$43	$19
Non-cash performance share and unrestricted share compensation expense	10	—	11	3
Non-cash restricted stock compensation expense	10	4	19	8
Related tax benefit recorded in income statement	12	5	27	11
Intrinsic value of stock option exercises	21	13	198	48
Income tax benefit on exercise of stock options (a)	7	4	69	17

(a)	Recorded as additional paid-in capital

During the first six months of 2008, 1.7 million stock options were granted to employees at a weighted average exercise price of $68.61 per share. Of these stock options, 0.8 million vest when the stock price closes at or above $90.00 and the remainder vest ratably over three years. A total of 5.3 million stock options were exercised at a weighted average exercise price of $20.00 per share. As a result of these exercises, outstanding common stock increased by 2.6 million shares and stockholders’ equity increased by a net $21 million.

During the first six months of 2008, 490,000 performance shares were granted, half of which vest when the stock price closes at or above $77.00 and half of which vest when the stock price closes at or above $85.00. In February 2008, each nonemployee director received 4,166 shares for a total of approximately 25,000 unrestricted common shares that cannot be sold for two years following the date of grant.

As of June 30, 2008, nonvested stock options had remaining unrecognized compensation expense of $59 million. Total deferred compensation at June 30, 2008 related to performance shares was $19 million and related to restricted shares was $81 million. For these nonvested stock awards, we estimate that stock incentive compensation for service periods after June 30, 2008 will be $65 million in 2008, $63 million in 2009, $28 million in 2010 and $3 million in 2011. The weighted average remaining vesting period is 0.9 years for stock options, 0.3 years for performance shares and 2.1 years for restricted shares.

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

In May 2008, we acquired producing properties, leasehold acreage and gathering infrastructure in the Fayetteville Shale from Southwestern Energy Company for approximately $520 million, subject to typical post-closing adjustments. The purchase price was allocated primarily to unproved properties. The acquisition was funded by proceeds from the April 2008 issuance of $2.0 billion of senior notes (Note 4).

In second quarter 2008, we completed acquisitions of both producing and unproved properties for approximately $1.0 billion. These acquisitions include producing properties located in our Eastern and San Juan Regions and acreage positions primarily in the Marcellus and Fayetteville shales. These acquisitions were funded by proceeds from the April 2008 issuance of $2.0 billion of senior notes and are subject to typical post-closing adjustments.

In July 2008, we acquired producing properties, leasehold acreage and pipeline and gathering infrastructure in the Marcellus Shale in western Pennsylvania and West Virginia from Linn Energy, LLC for approximately $600 million, subject to typical post-closing adjustments. The purchase price was allocated primarily to proved and unproved properties. The acquisition was funded in part by proceeds from the April 2008 issuance of $2.0 billion of senior notes as well as commercial paper borrowings.

In July 2008, we acquired producing and undeveloped acreage located in the Bakken Shale in Montana and North Dakota from Headington Oil Company. The total purchase price was $1.8 billion, subject to typical post-closing adjustments, and was funded by cash of $1.05 billion and the issuance of 11.7 million shares of common stock valued at $742 million (Note 8). The purchase price was allocated primarily to proved properties. The cash portion of the transaction was funded by a combination of cash flow and commercial paper. In addition, the Company has agreed to acquire 100,000 net undeveloped acres in the Bakken Shale and 400 barrels per day of production for approximately $115 million from various parties in separate transactions.

In June 2008, we entered into an agreement to acquire Hunt Petroleum Corporation and other associated entities for an estimated purchase price of $4.2 billion, which will be funded by cash of $2.6 billion and the issuance of 23.5 million shares of common stock valued at $1.6 billion. Hunt Petroleum owns natural gas and oil producing properties primarily concentrated in our Eastern Region, including East Texas and central and north Louisiana. Additional producing properties, both onshore and offshore, are along the Gulf Coast of Texas, Louisiana, Mississippi and Alabama. Non-operating interests, including producing and undeveloped acreage in the North Sea, will also be conveyed in the transaction. The cash portion of the transaction is expected to be funded by a combination of cash flow, commercial paper and debt capital market transactions. The final closing price is subject to typical closing and post-closing adjustments. The acquisition is expected to close in early September 2008.

In July 2008, we entered into an agreement to acquire 12,900 acres in the Barnett Shale for approximately $800 million. The acquisition is expected to close in early October 2008 and is subject to typical closing and post-closing adjustments. The acquisition is expected to be funded through proceeds from the July 2008 common stock offering (Note 8) and our commercial paper program.

On July 31, 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion. These properties are located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 21.6 million shares of our common stock in June 2007 for net proceeds of $1.0 billion, the issuance of $1.25 billion of senior notes in July 2007 and with borrowings under our commercial paper program, which was repaid with a portion of the proceeds from the issuance of $1.0 billion of senior notes in August 2007. After recording asset retirement obligation of $32 million, other liabilities and transaction costs of $18 million, $2.5 billion was allocated to proved properties and $38 million to unproved properties.

The acquisition was recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the six months ended June 30, 2007 and the year ended December 31, 2007, as if the Dominion acquisition was made at the beginning of the year. These pro forma results are not necessarily indicative of future results. The acquisitions closed in the first six months of 2008 did not have a significant impact on our financial position or earnings.

	Pro Forma (Unaudited)
(in millions, except per share data)	Six Months Ended June 30, 2007	Year Ended December 31, 2007
Revenues	$2,781	$5,843
Net Income	$838	$1,718
Earnings per common share:
Basic	$1.74	$3.57
Diluted	$1.72	$3.52
Weighted average shares outstanding:
Basic	480.4	481.2
Diluted	487.9	488.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. and its subsidiaries as of June 30, 2008, the related consolidated income statements for the three- and six-month periods ended June 30, 2008 and 2007, and the related consolidated statements of cash flow for the six-month periods ended June 30, 2008 and 2007. These consolidated financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

July 30, 2008

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2007 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Gas, Natural Gas Liquids and Oil Production and Prices

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Total production
Gas (Mcf)	163,383,624	121,104,148	35%	318,775,828	234,820,433	36%
Natural gas liquids (Bbls)	1,417,208	1,382,296	3%	2,870,809	2,355,302	22%
Oil (Bbls)	4,666,351	4,190,662	11%	9,356,447	8,299,087	13%
Mcfe	199,884,978	154,541,896	29%	392,139,364	298,746,767	31%

Average daily production
Gas (Mcf)	1,795,424	1,330,815	35%	1,751,516	1,297,350	35%
Natural gas liquids (Bbls)	15,574	15,190	3%	15,774	13,013	21%
Oil (Bbls)	51,279	46,051	11%	51,409	45,851	12%
Mcfe	2,196,538	1,698,263	29%	2,154,612	1,650,535	31%

Average sales price
Gas per Mcf	$8.51	$7.94	7%	$8.11	$7.66	6%
Natural gas liquids per Bbl	$58.87	$41.20	43%	$55.88	$39.04	43%
Oil per Bbl	$90.89	$67.03	36%	$85.80	$66.82	28%

Average sales price before hedging
Gas per Mcf	$10.20	$6.95	47%	$8.93	$6.67	34%
Natural gas liquids per Bbl	$65.89	$41.20	60%	$61.57	$39.04	58%
Oil per Bbl	$121.46	$59.82	103%	$107.90	$57.11	89%

Average NYMEX prices
Gas per MMBtu	$10.92	$7.55	45%	$9.48	$7.16	32%
Oil per Bbl	$124.28	$65.08	91%	$110.98	$61.71	80%

Bbl—Barrel

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu—One million British Thermal Units, a common energy measurement

Production increases from 2007 to 2008 for the three- and six-month periods are primarily because of development activity and acquisitions, partially offset by natural decline.

Realized gas prices and average NYMEX gas prices increased from 2007 to 2008. Although the U.S. entered winter with above average gas in storage, a normal winter and lower liquefied natural gas imports led to normal gas storage levels. As a result of tighter storage levels and higher oil prices, gas prices during the second quarter ranged from $10.00 to $13.50 per MMBtu. During July, natural gas prices fell sharply due to concerns of increasing domestic production, a weaker U.S. economy and lower oil prices. Prices will continue to be affected by weather, oil prices, the U.S. economy, the level of North American production and liquified natural gas imports. Natural gas prices are expected to remain volatile. At July 24, 2008, the average NYMEX futures price for the following twelve months was $9.76 per MMBtu.

Realized oil prices and average NYMEX oil prices increased from 2007 to 2008 primarily because of narrowing excess worldwide capacity, weakness in the dollar and continuing tension in the Middle East. NYMEX oil prices during the second quarter fluctuated between $100.00 and $140.00 per Bbl. During July, oil prices weakened primarily due to concerns of declining demand. Oil prices are expected to remain volatile. At July 24, 2008, the average NYMEX futures price for the following twelve months was $126.60 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our natural gas, natural gas liquids and oil production. We have hedged a portion of our exposure to variability in future cash flows from natural gas liquids sales through December 2008 and from natural gas and oil sales through December 2010. See Note 7 to Consolidated Financial Statements.

Results of Operations

Quarter Ended June 30, 2008 Compared with Quarter Ended June 30, 2007

Net income for second quarter 2008 was $575 million compared to $432 million for second quarter 2007. Second quarter 2008 earnings include the net after-tax effect of a $22 million non-cash derivative fair value gain. Second quarter 2007 earnings include the net after-tax effects of a less than $1 million non-cash derivative fair value gain.

Total revenues for second quarter 2008 were $1.94 billion, a 46% increase from second quarter 2007 revenues of $1.33 billion. Operating income for the quarter was $1.01 billion, a 39% increase from second quarter 2007 operating income of $725 million. Gas and natural gas liquids revenues increased $454 million because of the 35% increase in gas production and the 3% increase in natural gas liquids production, as well as the 7% increase in gas prices and the 43% increase in natural gas liquids prices. Oil revenue increased $143 million because of the 11% increase in production and the 36% increase in oil prices.

Expenses for second quarter 2008 totaled $930 million, a 54% increase from second quarter 2007 expenses of $604 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $69 million primarily because of increased overall production and increased maintenance and water disposal costs. Taxes, transportation and other increased $87 million from the second quarter of 2007 primarily because of higher product prices and higher transportation costs related to higher throughput volumes. Exploration expense increased $7 million primarily because of increased seismic costs in East Texas and the Woodford and Fayetteville shales. Depreciation, depletion and amortization increased $148 million because of increased production and higher acquisition, development and facility costs. General and administrative expense increased $37 million because of a $19 million increase in non-cash incentive award compensation and increased other general and administrative expense primarily due to higher employee expenses related to Company growth.

The derivative fair value gain for second quarter 2008 was $26 million compared to $1 million in the same 2007 period. The gain in 2008 is primarily related to natural gas basis swap agreements that do not qualify for hedge accounting. See Note 6 to Consolidated Financial Statements.

Interest expense increased $55 million primarily because of a 119% increase in weighted average borrowings incurred primarily to fund acquisitions. The effective income tax rate for second quarter 2008 was 36.4% compared with 36.2% for second quarter 2007.

Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007

Net income for the six months ended June 30, 2008 was $1.04 billion, compared to $815 million for the same 2007 period. Earnings for the first half of 2008 include the net after-tax effects of a $31 million non-cash derivative fair value gain. Earnings for the first six months of 2007 include the net after-tax effects of a $23 million non-cash derivative fair value loss.

Total revenues for the first half of 2008 were $3.61 billion, 44% higher than revenues of $2.50 billion for the first half of 2007. Operating income for the first half of 2008 was $1.83 billion, a 33% increase from operating income of $1.37 billion for the comparable 2007 period. Gas and natural gas liquids revenues increased $856 million primarily because of the 36% increase in gas production and the 22% increase in natural gas liquids production, as well as the 6% increase in gas prices and the 43% increase in natural gas liquids prices. Oil revenue increased $248 million because of the 13% increase in production and the 28% increase in prices.

Expenses for the first half of 2008 totaled $1.78 billion, a 58% increase from total expenses for the first half of 2007 of $1.13 billion. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $133 million primarily because of increased production and increased maintenance, workover and water disposal costs. Taxes, transportation and other increased $160 million primarily because of higher product prices and higher transportation costs related to higher throughput volumes. Depreciation, depletion and amortization increased $291 million because of increased production and higher acquisition, development and facility costs. General and administrative expense increased $70 million because of a $43 million increase in non-cash incentive award compensation and increased other general and administrative expense primarily due to higher employee expenses related to Company growth.

The derivative fair value gain for the first six months of 2008 was $42 million compared to $13 million in the same 2007 period. The gain in 2008 is primarily related to natural gas basis swap agreements that do not qualify for hedge accounting. The 2007 gain is primarily related to the ineffective portion of hedge derivatives. See Note 6 to Consolidated Financial Statements.

Interest expense increased $99 million primarily because of a 106% increase in the weighted average borrowings incurred primarily to fund acquisitions. The 2008 year-to-date effective income tax rate was 36.4% compared with a 36.2% effective rate for the six-month 2007 period.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended June 30			Six Months Ended June 30
	2008	2007	Increase (Decrease)	2008	2007	Increase (Decrease)
Production	$1.08	$0.95	14%	$1.04	$0.92	13%
Taxes, transportation and other	0.97	0.69	41%	0.89	0.63	41%
Depreciation, depletion and amortization (DD&A)	2.07	1.71	21%	2.03	1.69	20%
General and administrative (G&A):
Non-cash stock incentive compensation	0.16	0.08	100%	0.19	0.10	90%
All other G&A	0.29	0.26	12%	0.27	0.26	4%
Interest	0.51	0.31	65%	0.49	0.32	53%

The following are explanations of expense variances on an Mcfe basis:

Production expenses—Increased production expense is primarily because of increased maintenance, workover and water disposal costs.

Taxes, transportation and other—Most of these expenses vary with product prices. Increased taxes, transportation and other expense is primarily because of higher product prices and higher transportation costs related to increased third-party transportation.

DD&A—Increased DD&A is primarily because of higher acquisition, development and facility costs per Mcfe.

G&A—Increased stock incentive compensation is related to additional incentive award grants since last year including stock options, performance shares and restricted stock awards granted in May 2008, restricted stock awards granted in November 2007 and accelerated vesting of options due to our common stock price closing above specified target prices. The increase in all other G&A expense is primarily related to higher employee costs as a result of company growth.

Interest—Increased interest is primarily because of an increase in weighted average borrowings to fund recent acquisitions partially offset by increased production.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $2.10 billion for the first six months of 2008, compared with $1.65 billion for the same 2007 period. Cash provided by operating activities for the first half of 2008 increased primarily because of production from development activity and acquisitions. Cash flow from operating activities was decreased by changes in operating assets and liabilities of $161 million in first half 2008 and $11 million in first half 2007. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $30 million in the first half of 2008 and $3 million in the first half of 2007.

During the six months ended June 30, 2008, cash provided by operating activities of $2.10 billion, proceeds from the February 2008 common stock offering of $1.2 billion and proceeds from the April 2008 debt offering of $1.98 billion were used to fund net property acquisitions, development costs and other net capital additions of $4.91 billion, net debt repayments of $300 million and dividends of $120 million. The resulting increase in cash and cash equivalents for the period was $49 million.

Total current assets increased $1.05 billion during the first half of 2008 primarily because of a $631 million increase in deferred income tax benefit due to the increase in net derivative fair value liability, and increased accounts receivable due to increased revenue. These increases were partially offset by a $118 million decrease in current income taxes receivable and a $108 million decrease in derivative fair value as a result of the higher natural gas and crude oil prices and cash settlements during the period. Total current liabilities increased $2.06 billion during the first half of 2008 primarily because of a $1.57 billion increase in derivative fair value liabilities due to the effect of higher natural gas, natural gas liquids and crude oil prices and a $443 million increase in accounts payable and accrued liabilities due to increased activity and higher commodity prices.

Working capital decreased from a negative position of $250 million at December 31, 2007 to a negative position of $1.26 billion at June 30, 2008. Excluding the effects of derivative fair value and deferred tax current assets, working capital increased $35 million from a negative position of $230 million at December 31, 2007 to a negative position of $195 million at June 30, 2008. For a disclosure of the effect of changing commodity prices on the fair value of our derivative contracts, see Item 3. Quantitative and Qualitative Disclosures About Market Risk —Commodity Price Risk.

Any payments due counterparties under our hedge derivative contracts should ultimately be funded by higher prices received from sale of our production. Production receipts, however, lag payments to the counterparties by as much as 55 days. Any interim cash needs are funded by borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit or our commercial paper program.

Acquisitions and Development

In first quarter 2008, we completed acquisitions of both producing and unproved properties for approximately $1.3 billion. These acquisitions include bolt-on acquisitions of additional producing properties, mineral interests and undeveloped leasehold primarily in the Barnett, Fayetteville and Woodford shales. These acquisitions were funded both by commercial paper borrowings and by proceeds from the February 2008 common stock offering (see “Debt and Equity” below) and are subject to typical post-closing adjustments.

In May 2008, we acquired producing properties, leasehold acreage and gathering infrastructure in the Fayetteville Shale from Southwestern Energy Company for approximately $520 million, subject to typical post-closing adjustments. The purchase price was allocated primarily to unproved properties. The acquisition was funded by proceeds from the April 2008 issuance of $2.0 billion of senior notes (see “Debt and Equity” below).

In second quarter 2008, we completed acquisitions of both producing and unproved properties for approximately $1.0 billion. These acquisitions include producing properties located in our Eastern and San Juan Regions and acreage positions primarily in the Marcellus and Fayetteville shales. These acquisitions were funded by proceeds from the April 2008 issuance of $2.0 billion of senior notes and are subject to typical post-closing adjustments.

In July 2008, we acquired producing properties, leasehold acreage and pipeline and gathering infrastructure in the Marcellus Shale in western Pennsylvania and West Virginia from Linn Energy, LLC for approximately $600 million, subject to typical post-closing adjustments. The purchase price was allocated primarily to proved and unproved properties. The acquisition was funded in part by proceeds from the April 2008 issuance of $2.0 billion of senior notes as well as commercial paper borrowings.

In July 2008, we acquired producing and undeveloped acreage located in the Bakken Shale in Montana and North Dakota from Headington Oil Company. The total purchase price was $1.8 billion, subject to typical post-closing adjustments, and was funded by cash of $1.05 billion and the issuance of 11.7 million shares of common stock valued at $742 million. The purchase price was allocated primarily to proved properties. The cash portion of the transaction was funded by a combination of cash flow and commercial paper. In addition, the Company has agreed to acquire 100,000 net undeveloped acres in the Bakken Shale and 400 barrels per day of production for approximately $115 million from various parties in separate transactions.

In June 2008, we entered into an agreement to acquire Hunt Petroleum Corporation and other associated entities for an estimated purchase price of $4.2 billion, which will be funded by cash of $2.6 billion and the issuance of 23.5 million shares of common stock valued at $1.6 billion. Hunt Petroleum owns natural gas and oil producing properties primarily concentrated in our Eastern Region, including East Texas and central and north Louisiana. Additional producing properties, both onshore and offshore, are along the Gulf Coast of Texas, Louisiana, Mississippi and Alabama. Non-operating interests, including producing and undeveloped acreage in the North Sea, will also be conveyed in the transaction. The cash portion of the transaction is expected to be funded by a combination of cash flow, commercial paper and debt capital market transactions. The final closing price is subject to typical closing and post-closing adjustments. The acquisition is expected to close in early September 2008.

In July 2008, we entered into an agreement to acquire 12,900 acres in the Barnett Shale for approximately $800 million. The acquisition is expected to close in early October 2008 and is subject to typical closing and post-closing adjustments. The acquisition is expected to be funded through proceeds from the July 2008 common stock offering (see “Debt and Equity” below) and our commercial paper program.

Exploration and development expenditures for the first six months of 2008 were $1.57 billion compared with $1.23 billion for the first six months of 2007. Our 2008 development and exploration budget has been increased to $3.5 billion and our budget for construction of pipeline infrastructure and compression and processing facilities has been increased to $600 million. These increases were made to accommodate additional opportunities as a result of recent and pending acquisitions as well as increased costs. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs.

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

Raw material shortages and strong global demand for steel have continued to tighten steel supplies and have caused prices to significantly increase. In response, we have negotiated supply contracts with our vendors to support our development program. While we expect to acquire adequate supplies to complete our development program, a further tightening of steel supplies could restrain the program, limiting production growth and increasing development costs.

Through the first six months of 2008, we participated in drilling approximately 498 gas wells and 40 oil wells and performed 177 workovers. Our year-to-date drilling activity was concentrated in East Texas and the Barnett Shale. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

On June 30, 2008, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.35 billion net of our commercial paper borrowings. In February 2008, we amended this agreement to, among other things, extend the maturity date to April 1, 2013. In July 2008, we increased the borrowing capacity to $2.84 billion. We have annual options to request successive one-year extensions and the option to increase the commitment up to an additional $0.66 billion. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have not made any borrowings under our revolving credit facility during 2008.

In February 2008, we increased our commercial paper program availability to $2.50 billion. We are currently in the process of increasing the availability to match our revolving credit facility. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On June 30, 2008, borrowings were $150 million at a weighted average interest rate of 3.0%.

In February 2008, we also amended our $300 million term loan credit agreement to increase outstanding borrowings to $500 million and to extend the maturity date to April 1, 2013. The proceeds were used for general corporate purposes.

Additionally in February 2008, we borrowed $100 million under a new five-year unsecured term loan agreement in a single advance that matures February 5, 2013. The interest rate is currently based on LIBOR plus 0.34%, and interest is paid at least quarterly. Other terms and conditions are substantially the same as our other term loan. The proceeds were used for general corporate purposes.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of June 30, 2008, there were no borrowings under these lines.

In April 2008, we sold $400 million of 4.625% senior notes due June 15, 2013, $800 million of 5.50% senior notes due June 15, 2018 and $800 million of 6.375% senior notes due June 15, 2038. The 4.625% senior notes were issued at 99.888% of par to yield 4.651% to maturity. The 5.50% senior notes were issued at 99.539% of par to yield 5.561% to maturity. The 6.375% senior notes were issued at 99.864% of par to yield 6.386% to maturity. Net proceeds of $1.98 billion were used to fund property acquisitions that closed during the second and third quarters of 2008 (see “Acquisitions and Development” above), to pay down outstanding commercial paper borrowings and for general corporate purposes.

In February 2008, we completed a public offering of 23 million common shares at $55.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion were used to fund a portion of the $1.3 billion of property acquisitions closed in first quarter 2008 (see “Acquisitions and Development” above) and to repay indebtedness under our commercial paper program.

In July 2008, we completed a public offering of 26 million common shares at $48.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion will be used to fund our recently completed and pending property acquisitions (see “Acquisitions and Development” above) and to pay down outstanding commercial paper borrowings. The underwriters have a 30-day option to sell an additional 3.9 million common shares under the same terms as the original offering.

All common stock shares and per share amounts in the accompanying financial statements have been adjusted for the five-for-four stock split effected on December 13, 2007.

Common Stock Dividends

In May 2008, the Board of Directors declared a second quarter 2008 dividend of $0.12 per share that was paid in July to stockholders of record on June 30, 2008.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of June 30, 2008. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2008	2009	2010	2011	2012	After 2012
Long-term debt	$7,993	$—	$—	$—	$—	$903	$7,090
Operating leases	90	13	24	21	16	8	8
Drilling contracts	347	166	155	25	1	—	—
Purchase commitments	145	68	77	—	—	—	—
Transportation contracts	942	59	122	121	116	107	417
Derivative contract liabilities at June 30, 2008 fair value	2,035	1,601	364	70	—	—	—

Total	$11,552	$1,907	$742	$237	$133	$1,018	$7,515

Long-Term Debt. At June 30, 2008, borrowings were $150 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2013, the $150 million outstanding under the commercial paper program is reflected in the table above as due after 2012. Borrowings of $600 million under our term loans are due in February and April 2013, and our senior notes, totaling $7.2 billion at June 30, 2008, are due 2012 through 2038. For further information regarding long-term debt, see Note 4 to Consolidated Financial Statements.

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

In April 2008, we entered into an agreement that obligates us to enter into a ten-year firm transportation contract, contingent upon obtaining regulatory approvals and completion of a new pipeline that connects the Fayetteville Shale to Kosciusko, Mississippi. Upon the pipeline’s completion, we will transport gas volumes for a transportation fee of up to $3 million per month plus fuel not to exceed 1.15% of the sales price.

The potential effect of these agreements is not included in the above summary of our transportation contract commitments since our commitments are contingent upon completion of the pipelines.

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. As of June 30, 2008, the market prices generally exceeded fixed prices specified by these contracts. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of June 30, 2008, the current liability related to such contracts was $1.81 billion and the noncurrent liability was $226 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts are received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 6 to Consolidated Financial Statements.

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

In June 2008, FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, was issued. FSP 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and need to be included in the calculation of earnings per share under the two-class method described in SFAS No. 128, Earnings per Share. Under FSP 03-6-1, share-based payment awards that contain nonforfeitable rights to dividends, as is the case with our restricted and performance shares, are “participating securities” as defined by EITF 03-6 and therefore should be included in computing earnings per share using the two-class method. FSP 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. The effect of adopting FSP 03-6-1 has not been determined, but it is not expected to have a significant effect on our reported financial position or earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters, competition, the impact of various accounting pronouncements and assumptions related to the expensing of stock options and performance shares. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At June 30, 2008, our variable rate debt had a carrying value of $750 million, which approximated its fair value, and our fixed rate debt had a carrying value of $7.2 billion and an approximate fair value liability of $7.2 billion. Assuming a one percent, or 100-basis point, change in interest rates at June 30, 2008, the fair value of our fixed rate debt would change by approximately $566 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas, crude oil and natural gas liquid sales. As of June 30, 2008, our outstanding futures contracts and swap agreements had a net fair value loss of $1.9 billion. The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% change in commodities prices or basis prices at June 30, 2008. The hypothetical change in fair value could be a gain or a loss depending on whether prices increase or decrease.

(in millions)	Fair Value	Hypothetical Change in Fair Value
Natural gas futures and sell basis swap agreements	$(1,303)	$422
Natural gas purchase basis swap agreements	(22)	5
Crude oil futures and differential swaps	(536)	224
Natural gas liquids futures	(30)	7

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

On March 31, 2005, the Division of Air Quality of the Department of Environmental Conservation of the State of Alaska issued us a Notice of Violation regarding nitrogen oxide emissions from one of our cranes that exceed the limitations of our operational permit for one of our platforms in the Cook Inlet of Alaska. In February 2006, the Division of Air Quality proposed a fine of less than $100,000. On February 1, 2008, the Division of Air Quality issued us a Notice of Violation for leaving a portable diesel engine on one of our platforms for longer than permitted, even though the engine did not operate except for one hour of maintenance time. In a meeting with the Division of Air Quality in May 2008, it suggested a total proposed fine of $233,459. We are currently negotiating with the Division of Air Quality regarding this matter.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during second quarter 2008:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
April	20,566		$68.50	—
May	6,095		$67.32	—
June	18,876		$71.64	—

Total	45,537	(2)	$69.65	—	22,208,000

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 25,000,000 shares of the Company’s common stock.

(2)	Does not include performance or restricted share forfeitures. Includes 44,858 shares of common stock delivered or attested to in satisfaction of the exercise price upon the exercise of employee stock options under both the 1998 and 2004 Stock Incentive plans. Also includes 679 shares of common stock purchased during the quarter from employees in connection with the settlement of income tax withholding obligations upon vesting of restricted shares under the 2004 Stock Incentive Plan. These share purchases were not part of a publicly announced program to purchase common stock.

Item 3.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 20, 2008. A total of 469,919,070 of the Company’s shares of common stock were present or represented by proxy at the meeting. This represented 92% of the Company’s outstanding shares at March 31, 2008, the record date of the meeting. The individuals listed below were elected as directors based on the following tabulations.

Name	For	Against	Abstain
William H. Adams III	304,665,363	159,652,007	5,601,700
Keith A. Hutton	425,976,114	39,402,560	4,540,396
Jack P. Randall	394,196,134	71,174,942	4,547,994

Other directors continuing in office are Lane G. Collins, Phillip R. Kevil, Scott G. Sherman, Herbert D. Simons, Bob R. Simpson and Vaughn O. Vennerberg. Louis G. Baldwin and Timothy L. Petrus continue to serve as non-voting advisory directors. Gary D. Simpson was appointed as a non-voting advisory director effective May 30, 2008.

The stockholders approved the Company’s 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008 with 370,437,044 votes for, 50,403,434 votes against and 5,016,254 votes abstaining.

The stockholders also ratified the appointment of KPMG LLP as the Company’s independent auditor for 2008 with 462,171,556 votes for, 3,270,750 votes against and 4,476,764 votes abstaining.

The stockholders approved a stockholder proposal recommending that the Company take steps to declassify the Board of Directors with 341,902,557 votes for, 78,547,058 votes against and 5,407,117 votes abstaining.

Item 5.

Not applicable.

Item 6.	Exhibits

Exhibit Number and Description
2.1+	Agreement of Sale and Purchase dated May 23, 2008 between Headington Oil Company LLC, et al. and XTO Energy Inc. (incorporated by reference to Exhibit 2.1 to From 8-K filed July 18, 2008)

2.2+	Acquisition Agreement dated June 9, 2008 among XTO Energy Inc., HPC Acquisition Corporation, HHEC Acquisition Corporation, Hunt Petroleum Corporation, Hassie Hunt Exploration Company and Hassie Hunt Production Company (incorporated by reference to Exhibit 2.2 to From 8-K filed July 18, 2008)

2.3+	Purchase and Sale Agreement dated July 18, 2008 between XTO Energy Inc. and Hollis R. Sullivan Inc., et al. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 24, 2008)

10.1*	Form of Stock Award Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008

10.2*	XTO Energy Inc. 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008 (incorporated by reference to Appendix B to the Proxy Statement dated April 21, 2008 for the Annual Meeting of Stockholders on May 20, 2008)

10.3	Commitment Increase and Accession Agreement dated July 17, 2008 between XTO Energy Inc. and certain banks named therein

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: July 30, 2008	By	/s/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/s/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page
2.1+	Agreement of Sale and Purchase dated May 23, 2008 between Headington Oil Company LLC, et al. and XTO Energy Inc. (incorporated by reference to Exhibit 2.1 to From 8-K filed July 18, 2008)

2.2+	Acquisition Agreement dated June 9, 2008 among XTO Energy Inc., HPC Acquisition Corporation, HHEC Acquisition Corporation, Hunt Petroleum Corporation, Hassie Hunt Exploration Company and Hassie Hunt Production Company (incorporated by reference to Exhibit 2.2 to From 8-K filed July 18, 2008)

2.3+	Purchase and Sale Agreement dated July 18, 2008 between XTO Energy Inc. and Hollis R. Sullivan Inc., et al. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 24, 2008)

10.1*	Form of Stock Award Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008

10.2*	XTO Energy Inc. 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008 (incorporated by reference to Appendix B to the Proxy Statement dated April 21, 2008 for the Annual Meeting of Stockholders on May 20, 2008)

10.3	Commitment Increase and Accession Agreement dated July 17, 2008 between XTO Energy Inc. and certain banks named therein

11	Computation of per share earnings (included in Note 9 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.

*	Management contract or compensatory plan