Form 10-Q
period 2009-03-31
XTO ENERGY INC
filed 2009-05-06
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of April 30, 2009
Common stock, $.01 par value	579,697,768

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended March 31, 2009

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
(in millions, except shares)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9	$25
Accounts receivable, net	950	1,217
Derivative fair value	1,406	2,735
Current income tax receivable	—	57
Other	206	224

Total Current Assets	2,571	4,258

Property and Equipment, at cost – successful efforts method:
Proved properties	32,053	30,994
Unproved properties	3,878	3,907
Other	2,379	2,239

Total Property and Equipment	38,310	37,140
Accumulated depreciation, depletion and amortization	(6,536)	(5,859)

Net Property and Equipment	31,774	31,281

Other Assets:
Derivative fair value	991	1,023
Acquired gas gathering contracts, net of accumulated amortization	103	105
Goodwill	1,462	1,447
Other	155	140

Total Other Assets	2,711	2,715

TOTAL ASSETS	$37,056	$38,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,542	$1,912
Payable to royalty trusts	15	13
Derivative fair value	65	35
Deferred income tax payable	1,063	940
Current income tax payable	62	—
Other	35	30

Total Current Liabilities	2,782	2,930

Long-term Debt	10,085	11,959

Other Liabilities:
Derivative fair value	1	—
Deferred income taxes payable	5,349	5,200
Asset retirement obligation	734	735
Other	91	83

Total Other Liabilities	6,175	6,018

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 585,325,725 and 585,094,847 shares issued)	6	6
Additional paid-in capital	8,356	8,315
Treasury stock, at cost (5,630,453 and 5,563,247 shares)	(148)	(147)
Retained earnings	7,002	6,588
Accumulated other comprehensive income (loss)	2,798	2,585

Total Stockholders’ Equity	18,014	17,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,056	$38,254

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2009	2008
REVENUES
Gas and natural gas liquids	$1,491	$1,274
Oil and condensate	618	379
Gas gathering, processing and marketing	54	20
Other	(2)	—

Total Revenues	2,161	1,673

EXPENSES
Production	256	193
Taxes, transportation and other	161	154
Exploration	34	18
Depreciation, depletion and amortization	699	383
Accretion of discount in asset retirement obligation	10	7
Gas gathering and processing	29	21
General and administrative	97	89
Derivative fair value (gain) loss	(6)	(16)

Total Expenses	1,280	849

OPERATING INCOME	881	824

OTHER EXPENSE
Interest expense, net	126	91

INCOME BEFORE INCOME TAX	755	733

INCOME TAX EXPENSE
Current	118	115
Deferred	151	153

Total Income Tax Expense	269	268

NET INCOME	$486	$465

EARNINGS PER COMMON SHARE
Basic	$0.84	$0.93

Diluted	$0.83	$0.92

DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.12

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended March 31
(in millions)	2009	2008
Net Income	$486	$465

Other comprehensive income (loss):
Change in hedge derivative fair value	1,363	(864)
Realized (gain) loss on hedge derivative contract settlements reclassified into earnings from other comprehensive income (loss)	(1,027)	54

Net unrealized hedge derivative gain (loss)	336	(810)
Income tax (expense) benefit	(123)	296

Total other comprehensive income (loss)	213	(514)

Total comprehensive income (loss)	$699	$(49)

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31
(in millions)	2009	2008
OPERATING ACTIVITIES
Net income	$486	$465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	699	383
Accretion of discount in asset retirement obligation	10	7
Non-cash incentive compensation	40	41
Dry hole expense	20	1
Deferred income tax	151	153
Non-cash derivative fair value (gain) loss	79	(14)
Gain on extinguishment of debt	(9)	—
Other non-cash items	(5)	4
Changes in operating assets and liabilities (a)	1,971	(83)

Cash Provided by Operating Activities	3,442	957

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	2	—
Property acquisitions	(94)	(1,260)
Development costs, capitalized exploration costs and dry hole expense	(1,076)	(767)
Other property and asset additions	(209)	(151)

Cash Used by Investing Activities	(1,377)	(2,178)

FINANCING ACTIVITIES
Proceeds from long-term debt	2,115	2,762
Payments on long-term debt	(3,979)	(2,610)
Net proceeds from common stock offering	—	1,224
Dividends	(69)	(58)
Debt costs	—	(1)
Proceeds from exercise of stock options and warrants	1	13
Payments upon exercise of stock options	—	(62)
Excess tax benefit on exercise of stock options or vesting of stock awards	—	57
Other, primarily (decrease) increase in cash overdrafts	(149)	38

Cash (Used) Provided by Financing Activities	(2,081)	1,363

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16)	142
Cash and Cash Equivalents, Beginning of Period	25	—

Cash and Cash Equivalents, End of Period	$9	$142

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$258	$(213)
Other current assets	138	39
Other operating assets and liabilities	(20)	3
Current liabilities	(63)	88
Change in current assets from early settlement of hedges, net of amortization	1,658	—

	$1,971	$(83)

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2008	$6	$8,315	$(147)	$6,588	$2,585	$17,347
Net income	—	—	—	486	—	486
Other comprehensive income (loss)	—	—	—	—	213	213
Issuance/vesting of stock awards, including income tax benefits	—	26	(1)	—	—	25
Expensing of stock options	—	14	—	—	—	14
Stock option and warrant exercises, including income tax benefits	—	1	—	—	—	1
Common stock dividends ($0.125 per share)	—	—	—	(72)	—	(72)

Balances, March 31, 2009	$6	$8,356	$(148)	$7,002	$2,798	$18,014

Balances, December 31, 2007	$5	$3,172	$(134)	$4,938	$(40)	$7,941
Net income	—	—	—	465	—	465
Other comprehensive income (loss)	—	—	—	—	(514)	(514)
Issuance/vesting of stock awards, including income tax benefits	—	10	—	—	—	10
Expensing of stock options	—	31	—	—	—	31
Stock option and warrant exercises, including income tax benefits	—	13	—	—	—	13
Common stock offering	—	1,224	—		—	1,224
Common stock dividends ($0.12 per share)	—	—	—	(62)	—	(62)

Balances, March 31, 2008	$5	$4,450	$(134)	$5,341	$(554)	$9,108

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2008, have not been audited by independent registered public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at March 31, 2009 and our income, comprehensive income, cash flows and stockholders’ equity for the three months ended March 31, 2009 and 2008. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results.

The financial data for the three-month periods ended March 31, 2009 and 2008 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2008 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $166 million at March 31, 2009 and $182 million at December 31, 2008.

Our effective income tax rates for the three-month 2009 and 2008 periods are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes. The current income tax provision exceeds our actual cash tax expense by the benefit realized upon exercising of stock options or vesting of stock awards in excess of amounts expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was less than $1 million for first quarter 2009 and $62 million for first quarter 2008.

See “Accounting Pronouncements” under Item 2 of this quarterly report on Form 10-Q.

2. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the three months ended March 31, 2009:

(in millions)
Asset retirement obligation, December 31, 2008	$759
Revisions in estimated cash flows	(7)
Liability incurred upon acquiring and drilling wells	13
Liability settled upon plugging and abandoning wells	(12)
Accretion of discount expense	10

Asset retirement obligation, March 31, 2009	$763
Less current portion	(29)

Asset retirement obligation, long term	$734

3. Long-term Debt

Our long-term debt consists of the following:

(in millions)	March 31, 2009	December 31, 2008
Bank debt:
Commercial paper, 1.4% at March 31, 2009 and
3.0% at December 31, 2008	$135	$72
Revolving credit agreement due April 1, 2013,
2.4% at December 31, 2008	—	1,825
Term loan due April 1, 2013, 1.0% at March 31, 2009 and
1.9% at December 31, 2008	500	500
Term loan due February 5, 2013, 0.9% at March 31, 2009 and
2.3% at December 31, 2008	100	100
Senior notes:
5.00%, due August 1, 2010	250	250
7.50%, due April 15, 2012	350	350
5.90%, due August 1, 2012	550	550
6.25%, due April 15, 2013	400	400
4.625%, due June 15, 2013	400	400
5.75%, due December 15, 2013	500	500
4.90%, due February 1, 2014	500	500
5.00%, due January 31, 2015	348	350
5.30%, due June 30, 2015	400	400
5.65%, due April 1, 2016	400	400
6.25%, due August 1, 2017	735	750
5.50%, due June 15, 2018	773	800
6.50%, due December 15, 2018	1,000	1,000
6.10%, due April 1, 2036	595	600
6.75%, due August 1, 2037	1,399	1,450
6.375%, due June 15, 2038	786	800
Net discount on senior notes	(36)	(38)

Total long-term debt	$10,085	$11,959

Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2013, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2013, we may renegotiate the revolving credit agreement and term loans to increase the borrowing commitment and/or extend the maturity. Maturities of long-term debt as of March 31, 2009, excluding net discounts, are as follows:

(in millions)
2009	$—
2010	250
2011	—
2012	900
2013	2,035
Remaining	6,936

Total	$10,121

Commercial Paper

Our commercial paper program availability is $2.84 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On March 31, 2009, borrowings were $135 million at a weighted average interest rate of 1.4%.

Bank Debt

On March 31, 2009, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.71 billion net of our commercial paper borrowings. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have the option to increase the commitment up to an additional $660 million. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. When utilization of available commitments is greater than 50%, the interest rate on our borrowings is increased by 0.05%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of March 31, 2009, there were no borrowings under these lines.

Repurchase of Senior Notes

In first quarter 2009, we repurchased $114 million total face amount of senior notes, including $2 million of our 5.0% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.5% senior notes due 2018, $5 million of our 6.1% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $14 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $9 million gain on extinguishment of debt, net of unamortized discounts and the write-off of deferred debt offering costs. The gain was netted against interest expense in the consolidated income statements.

In April 2009, we repurchased an additional $86 million total face amount of senior notes, including $4 million of our 6.1% senior notes due 2036 and an additional $82 million of our 6.375% senior notes due 2038. In connection with these additional repurchases, we will recognize an $8 million gain on extinguishment of debt in the second quarter 2009, net of unamortized discounts and the write-off of deferred offering costs.

4. Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by the plaintiff against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss the plaintiff’s royalty valuation claims, and the plaintiff’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that the plaintiff failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. In September 2007, the district judge dismissed those claims against us pertaining to the royalty value of carbon dioxide. The plaintiff filed an appeal of this decision to the United States

Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case but reversed and remanded the carbon dioxide portion of the case to the trial court. It is expected that the plaintiff will seek review of the Tenth Circuit’s decision with the United States Supreme Court. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

In September 2008, we acquired Hunt Petroleum Corporation and other associated entities. One of the entities that we acquired owns properties that are subject to a lawsuit styled USA ex rel. Grynberg v. Columbia Gas Transmission Company, et al. This lawsuit is one of the lawsuits that were filed by Jack J. Grynberg and that were consolidated in the United States District Court of Wyoming. The issues and disposition are the same as those discussed in the Grynberg action against XTO Energy described above except that Hunt Petroleum did not have a carbon dioxide related claim against it. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

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

In November 2008, an action was filed against the Company and our directors styled Freedman v. Adams, et al. in the Delaware Court of Chancery. The plaintiff is alleged to be a stockholder and brings the suit as a derivative action on behalf of the Company. The plaintiff seeks an equitable accounting for the alleged losses by the Company and injunctions mandating that a Section 162(m) plan be submitted to our stockholders for their approval and against further non-deductible payments, along with an award of accountants’, experts’ and attorneys’ fees. We have filed a motion to dismiss. While we did not have in place a Section 162(m) plan at the time the suit was filed, the Board of Directors approved a Section 162(m) plan in February 2009 that will be submitted to our stockholders for approval at our annual meeting in May 2009. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action.

In September 2008, a class action lawsuit was filed against the Company styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. We removed the case to federal court in Wichita, Kansas. The plaintiffs allege that we have improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. We have answered and denied all claims. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on its earnings, cash flows or financial position.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of March 31, 2009, maximum commitments under our transportation contracts were as follows:

(in millions)
2009	$105
2010	150
2011	161
2012	162
2013	156
Remaining	594

Total	$1,328

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

Drilling Contracts

As of March 31, 2009, we have contracts with various drilling contractors to use 62 drilling rigs with terms of up to three years and minimum future commitments of $178 million in 2009, $67 million in 2010, $20 million in 2011 and $1 million in 2012. Early termination of these contracts at March 31, 2009 would have required us to pay maximum penalties of $149 million. Based upon our planned drilling activities, we may incur early termination penalties related to these contracts though the amounts are not expected to be significant.

See Note 6 regarding commodity sales commitments.

5. Financial Instruments

We use commodity-based and financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. We also may enter gas physical delivery contracts to effectively provide gas price hedges. Because these contracts are not expected to be net cash settled, they are considered normal sales contracts. Therefore, these contracts are not recorded in the financial statements. Most of our derivative contracts are designated as cash flow hedges for hedge accounting purposes. At March 31, 2009, certain crude oil swap agreements did not qualify for hedge accounting and certain natural gas basis swap agreements did not qualify for hedge accounting. Except to the extent basis swap agreements are utilized in conjunction with NYMEX future contracts, they cannot qualify for hedge accounting. Whether or not designated as cash flow hedges, all of our derivative contracts are used to hedge against changes in cash flows related to commodity prices.

All derivatives are recorded at estimated fair value and recorded as derivative fair value in both current and non-current assets and liabilities in the consolidated balance sheets. Fair value is generally determined based on the difference between the fixed contract price and the underlying market price at the determination date, and/or the value confirmed by the counterparty. Realized and unrealized gains and losses on derivatives that are not designated as hedges, as well as on the ineffective portion of hedge derivatives, are recorded as a derivative fair value gain or loss in the consolidated income statements. The ineffective portion is calculated as the difference between the change in fair value of the derivative and the estimated change in future cash flows from the item hedged. Unrealized gains and losses on effective cash flow hedge derivatives, as well as any deferred gain or loss realized upon early termination of effective hedge derivatives, are recorded as a component of accumulated other comprehensive income (loss). When the hedged transaction occurs, the realized gain or loss, as well as any deferred gain or loss, on the hedge derivative is transferred from accumulated other comprehensive income (loss) to earnings. Realized gains and losses on commodity hedge derivatives are recognized in oil and gas revenues, and realized gains and losses on interest hedge derivatives are recorded as adjustments to interest expense.

Derivative Instruments

The fair value of our derivative contracts consists of the following:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
(in millions)	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Derivatives designated as hedging instruments under SFAS 133:
Natural gas futures and basis swaps	$1,662	$1,917	$(19)	$(17)
Crude oil futures	716	1,772	(29)	(12)

Total derivatives designated as hedging instruments under SFAS 133	2,378	3,689	(48)	(29)

Derivatives not designated as hedging instruments under SFAS133:
Natural gas futures and basis swaps	19	9	(12)	(6)
Crude oil futures	—	60	(6)	—

Total derivatives not designated as hedging instruments under SFAS 133	19	69	(18)	(6)

Total derivatives	$2,397	$3,758	$(66)	$(35)

The effects of our cash flow hedges on accumulated other comprehensive income (loss) on the consolidated balance sheets are summarized below.

	Three Months Ended March 31
	Gain (Loss) Recognized in OCI		(Gain) Loss Reclassified from OCI into Revenue (a)
(in millions)	2009	2008	2009	2008
Natural gas futures and basis swaps	$1,309	$(809)	$(624)	$(17)
Crude oil futures	54	(55)	(403)	64
Natural gas liquids futures	—	—	—	7

Total	$1,363	$(864)	$(1,027)	$54

(a)	For realized gains upon contract settlements, the reduction to comprehensive income is offset by contract settlements generally recorded as increases to gas, natural gas liquids or oil revenue. For realized losses upon contract settlements, the increase to other comprehensive income is offset by contract settlements generally recorded as reductions to gas, natural gas liquids or oil revenue.

The effects of our non-hedge derivatives and the ineffective portion of our hedge derivatives on the consolidated income statements are summarized below.

	Three Months Ended March 31
	(Gain) Loss Recognized in Income (Non-Hedge)		(Gain) Loss Recognized in Income (Ineffective Portion)		Derivative Fair Value (Gain) Loss
(in millions)	2009	2008	2009	2008	2009	2008
Natural gas futures and basis swaps	$5	$(29)	$(19)	$13	$(14)	$(16)
Crude oil futures	(3)	—	11	—	8	—

Total	$2	$(29)	$(8)	$13	$(6)	$(16)

Derivative Fair Value (Gain) Loss

Derivative fair value (gain) loss comprises the following realized and unrealized components related to non-hedge derivatives and the ineffective portion of hedge derivatives:

	Three Months Ended March 31
(in millions)	2009	2008
Net cash received from counterparties	$(85)	$(2)
Non-cash change in derivative fair value	79	(14)

Derivative fair value (gain) loss	$(6)	$(16)

See Note 6.

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at March 31, 2009 and December 31, 2008. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	March 31, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Net derivative asset	$2,331	$2,331	$3,723	$3,723

Long-term debt	$(10,085)	$(9,816)	$(11,959)	$(11,421)

Fair Value Measurements

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall, as defined by SFAS 157, Fair Value Measurements (as amended).

	Fair Value Measurements
	March 31, 2009		December 31, 2008
(in millions)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net derivative asset	$2,331	$—	$3,723	$—

Asset retirement obligation	$—	$(763)	$—	$(759)

See Note 2 for a rollforward of the asset retirement obligation.

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated companies. Letters of credit or other appropriate security are obtained as considered necessary to mitigate risk of loss. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. None of our derivative contracts contain credit-risk-related contingent features that would require collateralization based on any triggering events. Our allowance for collectibility of all accounts receivable was $14 million at March 31, 2009 and $13 million at December 31, 2008.

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

Production Period	Mcf per Day		Weighted Average NYMEX Price per Mcf
2009 April to December	1,745,000	(a)	$8.79	(a)
2010 January to December	730,000		$8.67

(a)	Includes swap agreements for 1,273,000 Mcf per day which were early settled and reset at current market prices. The price shown is the price that will be used for cash flow hedge accounting purposes and has been reduced for transaction costs related to the early settlements. The weighted average cash settlement contract price for all contracts is $6.35 per Mcf. See “Early Settlement of Hedges” below.

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

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2009	April to October	920,000	$0.50
	November to December	380,000	$0.70
2010	January to March	250,000	$0.62
	April to October	230,000	$0.33
	November to December	120,000	$0.28
2011	January to October	60,000	$0.28
	November to December	30,000	$0.28
2012	January to December	50,000	$0.27

(a)	Reductions to NYMEX gas prices for delivery location.

As of March 31, 2009, a pre-tax derivative fair value gain of approximately $2.8 billion, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). Based on March 31 mark-to-market prices, $2.3 billion of this gain is expected to be reclassified into earnings through March 2010. The actual reclassification to earnings will be based on the amortization of the early settled hedges (see “Early Settlement of Hedges” below) and on the mark-to-market prices at the settlement date.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. Not all of our 2009 crude oil swap agreements are designated as hedges for hedge accounting purposes. See Note 5 regarding accounting for commodity hedges.

Production Period		Bbls per Day		Weighted Average NYMEX Price per Bbl
2009	April to December	62,500	(a)	$117.11	(a)
2010	January to December	27,500		$126.65

(a)	Includes swap agreements for 57,000 Bbls per day which were early settled and reset at current market prices. The price shown is the price that will be used for cash flow hedge accounting purposes and has been reduced for transaction costs related to the early settlements. The weighted average cash settlement contract price for all contracts is $58.64 per Bbl. See “Early Settlement of Hedges” below.

As of March 31, 2009, a pre-tax derivative fair value gain of approximately $1.6 billion, related to cash flow hedges of oil price risk, was recorded in accumulated other comprehensive income (loss). Based on March 31 mark-to-market prices, $1.2 billion of this gain is expected to be reclassified into earnings through March 2010. The actual reclassification to earnings will be based on the amortization of the early settled hedges (see “Early Settlement of Hedges” below) and on the mark-to-market prices at the settlement date.

Early Settlement of Hedges

In December 2008 and January 2009, we entered into early settlement and reset arrangements with eight financial counterparties covering our 2009 natural gas and crude oil hedge volumes. As a result of these early settlements, we received approximately $2.7 billion ($1.7 billion after tax) which was used to reduce outstanding debt. Of this amount, $2.2 billion ($1.4 billion after tax) was received in 2009.

Transportation Contracts

In connection with our commitments under our transportation contracts (Note 4), we have entered purchase basis swap agreements related to potential purchase of gas volumes to be transported. Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Purchase Basis per Mcf (a)
2009	April	60,000	$2.03
	May	20,000	$3.22
	June to October	25,000	$2.19
	November to December	70,000	$0.59
2010	January to February	60,000	$0.39
	March	40,000	$0.32
	April to December	70,000	$0.16
2011	January to October	70,000	$0.16
	November to December	20,000	$0.16
2012	January to December	20,000	$0.16
2013	January to May	20,000	$0.16

(a)	Reductions to NYMEX gas prices for purchase location.

7. Earnings per Share

Effective January 1, 2009, we adopted the provisions of FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. As a result, we retrospectively adjusted the calculation of our 2008 earnings per share. The previously reported earnings per share for first quarter 2008 were $0.94 basic and $0.92 diluted. The following reconciles earnings and shares used in the computation of basic and diluted earnings per common share:

	Three Months Ended March 31
(in millions, except per share data)	2009			2008
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Total	$486	579.7		$465	498.5
Attributable to participating securities	(4)	(4.7)		(2)	(2.2)

Basic	$482	575.0	$0.84	$463	496.3	$0.93

Effect of dilutive securities:
Stock options	—	1.8		—	5.5
Warrants	—	1.0		—	1.6

Diluted	$482	577.8	$0.83	$463	503.4	$0.92

Certain options to purchase shares of our common stock have been excluded from the 2009 diluted calculation because the options are anti-dilutive. Anti-dilutive options for 8.0 million shares with a weighted average exercise price of $50.98 were excluded.

8. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Three Months Ended March 31
(in millions)	2009	2008
Interest	$124	$114
Income tax	2	—

The accompanying consolidated statements of cash flows exclude the following non-cash stock award transactions (Note 9) during the three-month periods ended March 31, 2009 and 2008:

•

Grants of 2,000 restricted shares, vesting of 2,000 restricted shares and forfeitures of 29,000 restricted shares in 2009. Grants of 9,000 restricted shares and forfeitures of 5,000 restricted shares in 2008.

•	Grants of 46,000 performance shares in 2009.

•	Grant and immediate vesting of 110,000 unrestricted common shares to our Chairman of the Board and Founder in 2009.

•	Grants and immediate vesting of 25,000 unrestricted common shares to nonemployee directors in 2009 and 2008.

•	Common shares delivered or attested to in satisfaction of the exercise price of employee stock options totaled 1.5 million shares at a weighted average exercise price of $56.36 per share in 2008.

9. Employee Benefit Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and other information for the three-month 2009 and 2008 periods:

	Three Months Ended March 31
(in millions)	2009	2008
Non-cash stock option compensation expense	$14	$31
Non-cash performance share and unrestricted share compensation expense	9	1
Non-cash restricted stock compensation expense	17	9
Related tax benefit recorded in income statement	15	15
Intrinsic value of stock option exercises	1	177
Income tax benefit on exercise of stock options (a)	—	62

(a)	Recorded as additional paid-in-capital

During the first three months of 2009, 8,000 stock options were granted to employees at a weighted average exercise price of $31.47 per share. A total of 57,000 stock options were exercised at a weighted average exercise price of $17.59 per share. As a result of these exercises, outstanding common stock increased by 48,000 shares and stockholders’ equity increased by a net $1 million.

In January 2009, our Chairman of the Board and Founder received 110,000 unrestricted common shares and 40,000 performance shares, half which vest when the stock price closes at or above $42.00 and half which vest when the stock price closes at or above $47.00. In February 2009, 6,000 performance shares were granted to another employee, half of which vested in May 2009 when the stock price closed above $38.00 and half of which vest when the stock price closes at or above $42.00. In February 2009, each nonemployee director received 4,166 shares for a total of approximately 25,000 unrestricted common shares that cannot be sold for two years following the date of grant.

As of March 31, 2009, nonvested stock options had remaining unrecognized compensation expense of $22 million. Total deferred compensation at March 31, 2009 related to nonvested restricted shares was $119 million and related to performance shares was less than $1 million. For these nonvested stock awards, we estimate that stock incentive compensation for service periods after March 31, 2009 will be $60 million in 2009, $55 million in 2010 and $26 million in 2011. The weighted average remaining vesting period is 0.5 years for stock options, 2.1 years for restricted shares and 0.1 years for performance shares.

10. Acquisitions

In September 2008, we acquired Hunt Petroleum Corporation and other associated entities for approximately $4.2 billion, funded by cash of $2.6 billion and the issuance of 23.5 million shares of common stock to the sellers valued at $1.6 billion. Hunt Petroleum owned natural gas and oil producing properties primarily concentrated in our Eastern Region, including East Texas and central and north Louisiana. The cash portion of the transaction was funded by a combination of operating cash flow, commercial paper and the August 2008 issuance of senior notes.

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

(in millions)
Consideration issued to Hunt owners:
23.5 million shares of common stock (at fair value of $67.95 per share)	$1,597
Cash paid	2,589

Total purchase price	4,186
Fair value of liabilities assumed:
Current liabilities	367
Long-term debt	337
Asset retirement obligation	159
Other long-term liabilities	3
Deferred income taxes	1,062

Total purchase price plus liabilities assumed	$6,114

Fair value of assets acquired:
Cash and cash equivalents	$198
Other current assets	284
Proved properties	4,155
Unproved properties	160
Other property and equipment	70
Goodwill (non-deductible for income taxes)	1,247

Total fair value of assets acquired	$6,114

The acquisition was recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operation for the three months ended March 31, 2008 and the year ended December 31, 2008, as if the Hunt acquisition was made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(in millions, except per share data)	Three Months Ended March 31, 2008	Year Ended December 31, 2008
Revenues	$1,933	$8,450

Net Income	$523	$2,090

Earnings per common share:
Basic	$1.00	$3.78

Diluted	$0.99	$3.74

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. and its subsidiaries as of March 31, 2009, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of XTO Energy Inc. as of December 31, 2008, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), included in the Company’s 2008 Annual Report on Form 10-K, and in our report dated February 25, 2009, we expressed an unqualified opinion on those statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet included in the Company’s 2008 Annual Report on Form 10-K from which it has been derived.

KPMG LLP

Fort Worth, Texas

May 5, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Gas, Natural Gas Liquids and Oil Production and Prices

	Three Months Ended March 31
	2009	2008	Increase (Decrease)
Total production
Gas (Mcf)	200,501,903	155,392,204	29%
Natural gas liquids (Bbls)	1,647,278	1,453,601	13%
Oil (Bbls)	5,906,614	4,690,096	26%
Mcfe	245,825,255	192,254,386	28%

Average daily production
Gas (Mcf)	2,227,799	1,707,607	30%
Natural gas liquids (Bbls)	18,303	15,974	15%
Oil (Bbls)	65,629	51,540	27%
Mcfe	2,731,392	2,112,686	29%

Average sales price
Gas per Mcf	$7.24	$7.70	(6)%
Natural gas liquids per Bbl	$23.84	$52.98	(55)%
Oil per Bbl	$104.59	$80.74	30%

Average sales price before hedging
Gas per Mcf	$4.15	$7.59	(45)%
Natural gas liquids per Bbl	$23.84	$57.36	(58)%
Oil per Bbl	$36.38	$94.42	(61)%

Average NYMEX prices
Gas per MMBtu	$4.89	$8.03	(39)%
Oil per Bbl	$43.18	$97.68	(56)%

Bbl—Barrel

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu—One million British Thermal Units, a common energy measurement

Production increased from the first quarter of 2008 to 2009 primarily because of development activity and acquisitions, partially offset by natural decline.

Gas prices decreased from first quarter 2008 to first quarter 2009. Natural gas prices are affected by weather, the U.S. economy, the level of North American production, storage levels, crude oil prices and import levels of liquefied natural gas. Natural gas competes with other energy sources as fuel for heating and the generation of electricity. In the first half of 2008, prices for natural gas increased significantly reaching as high as $13.00 per MMBtu in July 2008. Due to concerns of oversupply from shale gas development, declining demand due to the U.S. recession, falling oil prices and increased gas in storage, recent gas prices have dropped sharply. Natural gas prices are expected to remain volatile. The NYMEX contract price for April 2009 was $3.63 per MMBtu. At April 30, 2009, the average NYMEX futures price for the following twelve months was $4.61 per MMBtu.

Oil prices before hedging and average NYMEX oil prices decreased from first quarter 2008 to first quarter 2009. Crude oil prices are generally determined by global supply and demand. In the first half of 2008, prices for oil increased significantly reaching a record high above $147 per Bbl in July 2008. However, lower demand as a result of the U.S. recession and slowing global economy, the tightened credit markets and rising crude oil supplies caused oil prices to decline sharply in the second half of 2008. Oil prices are expected to remain volatile. The average NYMEX price for April 2009 was $50.48 per Bbl. At April 30, 2009, the average NYMEX futures price for the following twelve months was $56.55 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our production. We have hedged a portion of our natural gas and oil sales through December 2010; see Note 6 to Consolidated Financial Statements.

Results of Operations

Quarter Ended March 31, 2009 Compared with Quarter Ended March 31, 2008

Net income for first quarter 2009 was $486 million compared to $465 million for first quarter 2008. First quarter 2009 earnings include a $79 million ($51 million after tax) non-cash derivative fair value loss and a $9 million ($6 million after tax) gain on extinguishment of debt. First quarter 2008 earnings include a $14 million ($9 million after tax) non-cash derivative fair value gain.

Total revenues for first quarter 2009 were $2.16 billion, a 29% increase from first quarter 2008 revenues of $1.67 billion. Operating income for the quarter was $881 million, a 7% increase from first quarter 2008 operating income of $824 million. Gas and natural gas liquids revenues increased $217 million because of the 29% increase in gas production and the 13% increase in natural gas liquids production, partially offset by the 6% decrease in gas prices and the 55% decrease in natural gas liquids prices. Oil revenue increased $239 million because of the 26% increase in production and the 30% increase in oil prices.

Expenses for first quarter 2009 totaled $1.28 billion, a 51% increase from first quarter 2008 expenses of $849 million. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $63 million primarily because of increased overall production and increased maintenance costs, partially offset by lower carbon dioxide injection and fuel costs. Taxes, transportation and other increased $7 million from the first quarter of 2008 primarily because of higher property taxes related to 2008 acquisitions, partially offset by lower production taxes and transportation costs due to lower product prices, excluding the effects of hedges. Depreciation, depletion and amortization increased $316 million because of increased production and higher acquisition, development and facility costs. Exploration expense increased $16 million primarily due to a $19 million increase in dry hole expense. General and administrative expense increased $8 million primarily due to higher employee expenses related to Company growth.

The derivative fair value gain for first quarter 2009 was $6 million compared to $16 million for first quarter 2008. The gain in first quarter 2009 is primarily related to the ineffective portion of hedge derivatives partially offset by the change in fair value of natural gas basis swap agreements that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

Interest expense increased $35 million primarily because of a 53% increase in weighted average borrowings incurred primarily to fund acquisitions, partially offset by a $9 million gain on extinguishment of debt and a 3% decrease in the weighted average interest rate. The effective income tax rate for first quarter 2009 was 35.6%, as compared with 36.6% for first quarter 2008. The lower effective income tax rate in 2009 is due to the expected benefits of permanent tax differences.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Quarter Ended March 31
	2009	2008	Increase (Decrease)
Production	$1.04	$1.00	4%
Taxes, transportation and other	$0.65	$0.80	(19)%
Depreciation, depletion and amortization (DD&A)	$2.84	$1.99	43%
General and administrative (G&A):
Non-cash stock incentive compensation	$0.16	$0.21	(24)%
All other G&A	$0.23	$0.25	(8)%
Interest	$0.51	$0.47	9%

The following are explanations of variances of expenses on an Mcfe basis:

Production expenses—Increased production expense is primarily because of increased maintenance costs, partially offset by lower carbon dioxide injection and fuel costs.

Taxes, transportation and other—A portion of these expenses vary with product prices. Decreased taxes, transportation and other expense is primarily because of lower product prices, excluding hedging, partially offset by higher property taxes primarily due to 2008 acquisitions.

DD&A—Increased DD&A is primarily because of higher acquisition, development and infrastructure costs per Mcfe as well as the effect of net downward revisions to proved oil and gas reserves due to lower commodity prices.

G&A—Decreased stock incentive compensation is related to a decrease of $1 million in non-cash incentive award compensation and increased production. All other G&A expense decreased because of increased production outpacing personnel and other expenses related to Company growth.

Interest—Increased interest expense is primarily because of an increase in weighted average borrowings to fund recent acquisitions partially offset by increased production and a $9 million gain on extinguishment of debt.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $3.4 billion for first quarter 2009, compared with $957 million for the same 2008 period. Increased first quarter cash provided by operating activities is due in part to production from development activity and acquisitions. Also, 2009 benefited from the early settlement and reset arrangements with seven of our financial counterparties. In January 2009, we entered into early settlement and reset arrangements with seven financial counterparties covering a portion of our 2009 natural gas and crude oil hedge volumes. As a result of these early settlements, we received approximately $2.2 billion which was used to reduce outstanding debt. Cash provided by operating activities was increased by changes in operating assets and liabilities of $2.0 billion in first quarter 2009 and decreased by $83 million in first quarter 2008. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $14 million in first quarter 2009 and $17 million in first quarter 2008.

During the quarter ended March 31, 2009, cash provided by operating activities of $3.4 billion was used to fund net property acquisitions, development costs and other net capital additions of $1.4 billion, dividends of $69 million and to pay down $1.9 billion of debt. The resulting decrease in cash and cash equivalents for the period was $16 million.

Total current assets decreased $1.7 billion during the first quarter of 2009 primarily because of a $1.3 billion decrease in derivative fair value as a result of early cash settlements of derivatives during the period and decreased accounts receivable due to lower product prices, excluding hedges. Total current liabilities decreased $148 million during the first quarter of 2009 primarily because of decreased accounts payable and accrued liabilities due to lower commodity prices, excluding hedges, and lower drilling activity, partially offset by higher deferred and current income tax payables.

Working capital decreased from a positive position of $1.3 billion at December 31, 2008 to a negative position of $211 million at March 31, 2009. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital decreased from a negative position of $432 million at December 31, 2008 to a negative position of $489 million at March 31, 2009. Any interim cash needs are funded by borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit, or our commercial paper program.

Acquisitions and Development

Exploration and development expenditures for the first three months of 2009 were $1.1 billion compared with $784 million for the first three months of 2008. We have budgeted $2.75 billion for the 2009 development and exploration program and an additional $450 million for construction of pipeline infrastructure and compression and processing facilities. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. We also may reevaluate our budget and drilling programs as a result of the significant changes in oil and gas prices.

In first quarter 2009, we completed acquisitions of both producing and unproved properties for $94 million compared to $1.3 billion for first quarter 2008. These acquisitions were funded by cash provided by operating activities and are subject to typical post-closing adjustments.

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

Through the first three months of 2009, we participated in drilling approximately 283 gas wells and 16 oil wells and performed 37 workovers. Our year-to-date drilling activity was concentrated in East Texas and the Barnett Shale. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt

On March 31, 2009, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.71 billion net of our commercial paper borrowings. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have the option to increase the commitment up to an additional $660 million. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. When utilization of available commitments is greater than 50%, the interest rate on our borrowings is increased by 0.05%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%.

Our commercial paper program availability is $2.84 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On March 31, 2009, borrowings were $135 million at a weighted average interest rate of 1.4%.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of March 31, 2009, there were no borrowings under these lines.

Repurchase of Senior Notes

In first quarter 2009, we repurchased $114 million total face amount of senior notes, including $2 million of our 5.0% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.5% senior notes due 2018, $5 million of our 6.1% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $14 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $9 million gain on extinguishment of debt, net of unamortized discounts and the write-off of deferred debt offering costs. The gain was netted against interest expense in the consolidated income statements.

In April 2009, we repurchased an additional $86 million total face amount of senior notes, including $4 million of our 6.1% senior notes due 2036 and an additional $82 million of our 6.375% senior notes due 2038. In connection with these additional repurchases, we will recognize an $8 million gain on extinguishment of debt in the second quarter 2009, net of unamortized discounts and the write-off of deferred offering costs.

Dividends

In February 2009, the Board of Directors declared a first quarter 2009 dividend of $0.125 per share payable April 15, 2009 to stockholders of record on March 31, 2009.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of March 31, 2009. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2009	2010	2011	2012	2013	After 2013
Long-term debt	$10,121	$—	$250	$—	$900	$2,035	$6,936
Operating leases	94	23	28	21	12	6	4
Drilling contracts	266	178	67	20	1	—	—
Purchase commitments	67	67	—	—	—	—	—
Transportation contracts	1,328	105	150	161	162	156	594
Derivative contract liabilities at March 31, 2009 fair value	66	63	3	—	—	—	—

Total	$11,942	$436	498	$202	$1,075	$2,197	$7,534

Long-Term Debt. Long-term debt amounts represent scheduled maturities of our debt obligations at March 31, 2009, excluding $36 million of net discounts on our senior notes included in the carrying value of debt. At March 31, 2009, borrowings were $135 million under our commercial paper program. Because we had both the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2013, the

$135 million outstanding under the commercial paper program is reflected in the table above as due in 2013. Borrowings of $600 million under our term loans are due in 2013, and our senior notes, totaling $9.4 billion are due 2010 through 2038. For further information regarding long-term debt, see Note 3 to Consolidated Financial Statements.

Drilling Contracts. We have contracts with various drilling contractors to use 62 drilling rigs with terms of up to three years. Early termination of these contracts at March 31, 2009 would have required us to pay maximum penalties of $149 million. Based upon our planned drilling activities, we may incur early termination penalties related to these contracts though the amounts are not expected to be significant.

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

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to natural gas and oil price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of March 31, 2009, the current liability related to such contracts was $65 million and the noncurrent liability was $1 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 5 to Consolidated Financial Statements.

Accounting Pronouncements

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but is not expected to have a significant effect on our reported financial position or earnings.

Forward-Looking Statements

Certain information included in this quarterly report and other materials filed or to be filed by the Company with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made or to be made by the Company, contain projections and forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended, relating to the Company’s operations and the oil and gas industry. Such forward-looking statements may be or may concern, among other things, capital expenditures, cash flow, drilling activity, drilling locations, acquisition and development activities and funding thereof, adjusted acquisition prices, pricing differentials, production and reserve growth, reserve potential, operating costs, operating margins, production activities, oil, gas and natural gas liquids reserves and prices, hedging activities and the results thereof, liquidity, debt repayment, regulatory matters, competition and assumptions related to the expensing of stock options and performance shares. Such forward-looking statements are based on management’s current plans, expectations, assumptions, projections and estimates and are identified by words such as “expects,” “intends,” “plans,” “projects,” “predicts,” “anticipates,” “believes,” “estimates,” “goal,” “should,” “could,” “assume,” and similar words that convey the uncertainty of future events. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. In particular, the factors discussed below and detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements. The cautionary statements contained in our Annual Report on Form 10-K are incorporated herein by reference in addition to the following cautionary statements.

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

The following market risk disclosures should be read in conjunction with the quantitative and qualitative disclosures about market risk contained in our 2008 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At March 31, 2009, our variable rate debt had a carrying value of $735 million, which approximated its fair value, and our fixed rate debt had a carrying value of $9.4 billion and an approximate fair value liability of $9.1 billion. Assuming a one percent, or 100-basis point, change in interest rates at March 31, 2009, the fair value of our fixed rate debt would change by approximately $638 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of March 31, 2009, our outstanding futures contracts and swap agreements had a net fair value gain of $2.3 billion. The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% change in commodities prices or basis prices at March 31, 2009. The hypothetical change in fair value could be a gain or a loss depending on whether prices increase or decrease.

(in millions)	Fair Value	Hypothetical Change in Fair Value
Natural gas futures and sell basis swap agreements	$1,641	$319
Natural gas purchase basis swap agreements	9	1
Crude oil futures	681	152

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

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by the plaintiff against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss the plaintiff’s royalty valuation claims, and the plaintiff’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that the plaintiff failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. In September 2007, the district judge dismissed those claims against us pertaining to the royalty value of carbon dioxide. The plaintiff filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case but reversed and remanded the carbon dioxide portion of the case to the trial court. It is expected that the plaintiff will seek review of the Tenth Circuit’s decision with the United States Supreme Court. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

In September 2008, we acquired Hunt Petroleum Corporation and other associated entities. One of the entities that we acquired owns properties that are subject to a lawsuit styled USA ex rel. Grynberg v. Columbia Gas Transmission Company, et al. This lawsuit is one of the lawsuits that were filed by Jack J. Grynberg and that were consolidated in the United States District Court of Wyoming. The issues and disposition are the same as those discussed in the Grynberg action against XTO Energy described above except that Hunt Petroleum did not have a carbon dioxide related claim against it. While we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action. Any potential liability from this claim cannot currently be reasonably estimated, and no provision has been accrued in our financial statements.

In November 2008, an action was filed against the Company and our directors styled Freedman v. Adams, et al. in the Delaware Court of Chancery. The plaintiff is alleged to be a stockholder and brings the suit as a derivative action on behalf of the Company. The plaintiff seeks an equitable accounting for the alleged losses by the Company and injunctions mandating that a Section 162(m) plan be submitted to our stockholders for their approval and against further non-deductible payments, along with an award of accountants’, experts’ and attorneys’ fees. We have filed a motion to dismiss. While we did not have in place a Section 162(m) plan at the time the suit was filed, the Board of Directors approved a Section 162(m) plan in February 2009 that will be submitted to our stockholders for approval at our annual meeting in May 2009. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit and intend to vigorously defend the action.

In September 2008, a class action lawsuit was filed against the Company styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. We removed the case to federal court in Wichita, Kansas. The plaintiffs allege that we have improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. We have answered and denied all claims.

Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on its earnings, cash flows or financial position.

On March 31, 2005, the Division of Air Quality of the Department of Environmental Conservation of the State of Alaska issued us a Notice of Violation regarding nitrogen oxide emissions from one of our cranes that exceed the limitations of our operational permit for one of our platforms in the Cook Inlet of Alaska. In February 2006, the Division of Air Quality proposed a fine of less than $100,000. On February 1, 2008, the Division of Air Quality issued us a Notice of Violation for leaving a portable diesel engine on one of our platforms for longer than permitted, even though the engine did not operate except for one hour of maintenance time. In April 2009, we agreed to pay a fine of $85,192 for these violations.

Item 1A.	Risk Factors

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following summarizes purchases of our common stock during first quarter 2009:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January	37,611		$37.58	—
February	682		$32.02	—
March	—		$—	—

Total	38,293	(2)	$37.48	—	22,208,000

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 25 million shares of the Company’s common stock.

(2)	Does not include restricted share forfeitures. Includes 38,293 shares of common stock purchased during the quarter from employees in connection with the settlement of income tax withholding obligations upon vesting of unrestricted and restricted shares under the 2004 Stock Incentive Plan. These share purchases were not part of a publicly announced program to purchase common stock.

Items 3. through 5.

Not applicable.

Item 6.	Exhibits

Exhibit Number and Description
3.1	Amended and Restated Bylaws of the Company as of February 17, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 23, 2009)

11	Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: May 5, 2009	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/S/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page
3.1	Amended and Restated Bylaws of the Company as of February 17, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed February 23, 2009)

11	Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002