Form 10-Q
period 2009-09-30
XTO ENERGY INC
filed 2009-11-05
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of October 30, 2009
Common stock, $.01 par value	580,337,963

XTO ENERGY INC.

Form 10-Q for the Quarterly Period Ended September 30, 2009

PART I. FINANCIAL INFORMATION

XTO ENERGY INC.

Consolidated Balance Sheets

	September 30, 2009	December 31, 2008

(in millions, except shares)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$24	$25
Accounts receivable, net	813	1,217
Derivative fair value	1,226	2,735
Current income tax receivable	41	57
Other	189	224

Total Current Assets	2,293	4,258

Property and Equipment, at cost – successful efforts method:
Proved properties	33,560	30,994
Unproved properties	3,740	3,907
Other	2,712	2,239

Total Property and Equipment	40,012	37,140
Accumulated depreciation, depletion and amortization	(8,094)	(5,859)

Net Property and Equipment	31,918	31,281

Other Assets:
Derivative fair value	262	1,023
Acquired gas gathering contracts, net of accumulated amortization	99	105
Goodwill	1,475	1,447
Other	138	140

Total Other Assets	1,974	2,715

TOTAL ASSETS	$36,185	$38,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,421	$1,912
Payable to royalty trusts	21	13
Current maturities of long-term debt	250	—
Derivative fair value	186	35
Deferred income tax payable	443	940
Other	47	30

Total Current Liabilities	2,368	2,930

Long-term Debt	10,135	11,959

Other Liabilities:
Derivative fair value	52	—
Deferred income taxes payable	5,404	5,200
Asset retirement obligation	771	735
Other	79	83

Total Other Liabilities	6,306	6,018

Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Common stock ($.01 par value, 1,000,000,000 shares authorized, 586,127,049 and 585,094,847 shares issued)	6	6
Additional paid-in capital	8,434	8,315
Treasury stock, at cost (5,819,436 and 5,563,247 shares)	(155)	(147)
Retained earnings	7,853	6,588
Accumulated other comprehensive income (loss)	1,238	2,585

Total Stockholders’ Equity	17,376	17,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,185	$38,254

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Income Statements (Unaudited)

(in millions, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
REVENUES
Gas and natural gas liquids	$1,605	$1,586	$4,659	$4,333
Oil and condensate	654	495	1,947	1,298
Gas gathering, processing and marketing	28	43	109	103
Other	1	1	7	—

Total Revenues	2,288	2,125	6,722	5,734

EXPENSES
Production	248	262	751	670
Taxes, transportation and other	174	206	502	554
Exploration	10	30	64	62
Depreciation, depletion and amortization	811	498	2,293	1,294
Accretion of discount in asset retirement obligation	10	7	30	21
Gas gathering and processing	34	25	92	70
General and administrative	80	83	275	261
Derivative fair value (gain) loss	2	45	17	3

Total Expenses	1,369	1,156	4,024	2,935

OPERATING INCOME	919	969	2,698	2,799

OTHER EXPENSE
Interest expense, net	136	132	388	325

INCOME BEFORE INCOME TAX	783	837	2,310	2,474

INCOME TAX EXPENSE (BENEFIT)
Current	96	(65)	338	155
Deferred	187	381	490	758

Total Income Tax Expense	283	316	828	913

NET INCOME	$500	$521	$1,482	$1,561

EARNINGS PER COMMON SHARE
Basic	$0.86	$0.95	$2.56	$3.00

Diluted	$0.86	$0.94	$2.54	$2.96

DIVIDENDS DECLARED PER COMMON SHARE	$0.125	$0.12	$0.375	$0.36

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Comprehensive Income (Unaudited)

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net Income	$500	$521	$1,482	$1,561

Other comprehensive income (loss):
Change in hedge derivative fair value	16	3,149	1,126	769
Realized (gain) loss on hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income (loss)	(1,096)	276	(3,257)	760

Net unrealized hedge derivative (loss) gain	(1,080)	3,425	(2,131)	1,529
Realized loss on funded status of post-retirement plan reclassified into earnings from accumulated other comprehensive income (loss)	8	—	8	—

Total change in comprehensive income (loss)	(1,072)	3,425	(2,123)	1,529
Income tax benefit (expense)	392	(1,252)	776	(559)

Total other comprehensive (loss) income	(680)	2,173	(1,347)	970

Total comprehensive (loss) income	$(180)	$2,694	$135	$2,531

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows (Unaudited)

(in millions)	Nine Months Ended September 30
	2009	2008
OPERATING ACTIVITIES
Net income	$1,482	$1,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	2,293	1,294
Accretion of discount in asset retirement obligation	30	21
Non-cash incentive compensation	109	110
Dry hole expense	35	7
Deferred income tax	490	758
Non-cash derivative fair value (gain) loss	122	(11)
Gain on extinguishment of debt	(17)	—
Other non-cash items	(12)	12
Changes in operating assets and liabilities net of effects of acquisition of corporation (a)	708	(2)

Cash Provided by Operating Activities	5,240	3,750

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	3	—
Property acquisitions	(199)	(7,621)
Development costs, capitalized exploration costs and dry hole expense	(2,565)	(2,494)
Other property and asset additions	(493)	(637)

Cash Used by Investing Activities	(3,254)	(10,752)

FINANCING ACTIVITIES
Proceeds from long-term debt	6,046	13,481
Payments on long-term debt	(7,601)	(9,011)
Dividends	(215)	(181)
Debt costs	(2)	(32)
Net proceeds from common stock offerings	—	2,612
Proceeds from exercise of stock options and warrants	9	23
Payments upon exercise of stock options	(3)	(70)
Excess tax benefit on exercise of stock options or vesting of stock awards	5	64
Other, primarily (decrease) increase in cash overdrafts	(226)	135

Cash (Used) Provided by Financing Activities	(1,987)	7,021

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1)	19
Cash and Cash Equivalents, Beginning of Period	25	—

Cash and Cash Equivalents, End of Period	$24	$19

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$409	$(370)
Other current assets	50	59
Other operating assets and liabilities	(17)	(5)
Current liabilities	15	314
Change in current assets from early settlement of hedges, net of amortization	251	—

	$708	$(2)

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2008	$6	$8,315	$(147)	$6,588	$2,585	$17,347
Net income	—	—	—	1,482	—	1,482
Other comprehensive loss	—	—	—	—	(1,347)	(1,347)
Issuance/vesting of stock awards, including income tax benefits	—	71	(8)	—	—	63
Expensing of stock options	—	39	—	—	—	39
Stock option and warrant exercises, including income tax benefits	—	9	—	—	—	9
Common stock dividends ($0.375 per share)	—	—	—	(217)	—	(217)

Balances, September 30, 2009	$6	$8,434	$(155)	$7,853	$1,238	$17,376

Balances, December 31, 2007	$5	$3,172	$(134)	$4,938	$(40)	$7,941
Net income	—	—	—	1,561	—	1,561
Other comprehensive income	—	—	—	—	970	970
Issuance/vesting of stock awards, including income tax benefits	—	54	—	—	—	54
Expensing of stock options	—	57	—	—	—	57
Stock option and warrant exercises, including income tax benefits	—	25	—	—	—	25
Issuance of common stock for acquisition of corporation or properties	—	2,338	—	—	—	2,338
Common stock offerings	1	2,611	—	—	—	2,612
Common stock dividends ($0.36 per share)	—	—	—	(192)	—	(192)

Balances, September 30, 2008	$6	$8,257	$(134)	$6,307	$930	$15,366

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Notes to Consolidated Financial Statements

1. Interim Financial Statements

The accompanying consolidated financial statements of XTO Energy Inc. (formerly named Cross Timbers Oil Company), with the exception of the consolidated balance sheet at December 31, 2008, have not been audited by independent registered public accountants. In the opinion of management, the accompanying financial statements reflect all adjustments necessary to present fairly our financial position at September 30, 2009, our income and comprehensive income for the three and nine months ended September 30, 2009 and 2008 and cash flows and stockholders’ equity for the nine months ended September 30, 2009 and 2008. All such adjustments are of a normal recurring nature. In preparing the accompanying financial statements, management has made certain estimates and assumptions that affect reported amounts in the financial statements and disclosures of contingencies. Actual results may differ from those estimates. The results for interim periods are not necessarily indicative of annual results. Certain amounts presented in prior period financial statements have been reclassified for consistency with current period presentation.

The financial data for the three- and nine-month periods ended September 30, 2009 and 2008 included herein have been subjected to a limited review by KPMG LLP, our independent registered public accountants. The accompanying review report of independent registered public accountants is not a report within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the independent registered public accountant’s liability under Section 11 does not extend to it.

Certain disclosures have been condensed or omitted from these financial statements. Accordingly, these financial statements should be read with the consolidated financial statements included in our 2008 Annual Report on Form 10-K.

Other

Inventory of tubular goods and equipment for future use on our producing properties is included in other current assets in the consolidated balance sheets, with balances of $148 million at September 30, 2009 and $182 million at December 31, 2008.

Our effective income tax rates for the three- and nine- month periods ended September 30, 2009 and 2008 are higher than the maximum federal statutory rate of 35% primarily because of state and local taxes. The current income tax provision exceeds our actual cash tax expense by the benefit realized upon exercising of stock options or vesting of stock awards in excess of amounts expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $5 million for the first nine months of 2009 and $71 million for the first nine months of 2008.

Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new rule sets forth the period after the balance sheet date during which management should evaluate any events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures that an entity should make about such events or transactions. We have evaluated subsequent events through November 4, 2009.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but is not expected to have a significant effect on our current or prior financial position or earnings.

In September 2009, the Financial Accounting Standards Board issued an exposure draft to update the Extractive Industries—Oil and Gas Topic of the FASB Accounting Standards Codification. The objective of the update is to align the oil and gas reserve estimation and disclosure requirements of the financial accounting standards with the SEC’s final rule discussed above. The proposed amendments would be effective for financial statements for fiscal years ending on or after December 31, 2009. These amendments are not expected to have a significant effect on our current or prior financial position or earnings.

2. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our producing properties at the end of their productive lives, in accordance with applicable state laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of the asset retirement obligation activity for the nine months ended September 30, 2009:

(in millions)
Asset retirement obligation, December 31, 2008	$759
Revision in estimated cash flows	(7)
Liability incurred upon acquiring and drilling wells	38
Liability settled upon plugging and abandoning wells	(20)
Accretion of discount expense	30

Asset retirement obligation, September 30, 2009	800
Less current portion	(29)

Asset retirement obligation, long-term	$771

3. Debt

(in millions)	September 30, 2009	December 31, 2008

Bank debt:
Commercial paper, 0.4% at September 30, 2009 and 3.0% at December 31, 2008	$520	$72
Revolving credit agreement due April 1, 2013, 2.4% at December 31, 2008	—	1,825
Term loan due April 1, 2013, 0.7% at September 30, 2009 and 1.9% at December 31, 2008	500	500
Term loan due February 5, 2013, 0.6% at September 30, 2009 and 2.3% at December 31, 2008	100	100
Senior notes:
5.00% due August 1, 2010	250	250
7.50%, due April 15, 2012	350	350
5.90%, due August 1, 2012	550	550
6.25%, due April 15, 2013	400	400
4.625%, due June 15, 2013	400	400
5.75%, due December 15, 2013	500	500
4.90%, due February 1, 2014	500	500
5.00%, due January 31, 2015	348	350
5.30%, due June 30, 2015	400	400
5.65%, due April 1, 2016	400	400
6.25%, due August 1, 2017	735	750
5.50%, due June 15, 2018	773	800
6.50%, due December 15, 2018	1,000	1,000
6.10%, due April 1, 2036	591	600
6.75%, due August 1, 2037	1,399	1,450
6.375%, due June 15, 2038	704	800
Net discount on senior notes	(35)	(38)

Total debt	10,385	11,959
Less current portion	(250)	—

Long-term debt	$10,135	$11,959

Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2013, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2013, we may renegotiate the revolving credit agreement and term loans to increase the borrowing commitment and/or extend the maturity. Maturities of debt as of September 30, 2009, excluding net discounts, are as follows:

(in millions)
2009	$—
2010	250
2011	—
2012	900
2013	2,420
Remaining	6,850

Total	$10,420

Commercial Paper

Our commercial paper program availability is $2.84 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On September 30, 2009, borrowings were $520 million at a weighted average interest rate of 0.4%.

Bank Debt

On September 30, 2009, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.32 billion net of our commercial paper borrowings. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have the option, with bank approval, to increase the commitment up to an additional $660 million. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. When utilization of available commitments is greater than 50%, the interest rate on our borrowings is increased by 0.05%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of September 30, 2009, there were no borrowings under these lines.

Repurchase of Senior Notes

In the first and second quarters of 2009, we repurchased $200 million total face amount of senior notes, including $2 million of our 5.0% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.5% senior notes due 2018, $9 million of our 6.1% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $96 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $17 million gain on extinguishment of debt in the first nine months of 2009, net of unamortized discounts and the write-off of deferred debt offering costs. These gains were netted against interest expense in the consolidated income statements. There were no repurchases of senior notes in third quarter 2009.

4. Commitments and Contingencies

Litigation

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by the plaintiff against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss the plaintiff’s royalty valuation claims, and the plaintiff’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that the plaintiff failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. In September 2007, the district judge dismissed those claims against us pertaining to the royalty value of carbon dioxide. The plaintiff filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case but reversed and remanded the carbon dioxide portion of the case to the trial court. The United States Supreme Court denied the plaintiff’s application for appeal. We have entered into an agreement with the plaintiff whereby we and the plaintiff are dismissing all claims against each other. The court granted the dismissal of the claims on November 3, 2009, effectively ending this case.

In September 2008, we acquired Hunt Petroleum Corporation and other associated entities. One of the entities that we acquired owns properties that are subject to a lawsuit styled USA ex rel. Grynberg v. Columbia Gas Transmission Company, et al. This lawsuit is one of the lawsuits that were filed by Jack J. Grynberg and that were consolidated in the United States District Court of Wyoming. The issues and disposition are the same as those discussed in the Grynberg action against XTO Energy described above except that Hunt Petroleum did not have a carbon dioxide related claim against it. This case is concluded.

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

In September 2008, a class action lawsuit was filed against the Company styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. We removed the case to federal court in Wichita, Kansas. The plaintiffs allege that we have improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. We have answered, denying all claims, and have filed motions to dismiss a portion of the claims. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on our earnings, cash flows or financial position.

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

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of September 30, 2009, maximum commitments under our transportation contracts were as follows:

(in millions)
2009	$41
2010	173
2011	185
2012	185
2013	179
Remaining	723

Total	$1,486

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

Drilling Contracts

As of September 30, 2009, we have contracts with various drilling contractors to use 45 drilling rigs with terms of up to three years and minimum future commitments of $48 million in 2009, $91 million in 2010, $22 million in 2011 and $2 million in 2012. Early termination of these contracts at September 30, 2009 would have required us to pay maximum penalties of $89 million. Based upon our planned drilling activities, we do not expect to pay significant early termination penalties.

See Note 6 regarding commodity sales commitments.

5. Financial Instruments

We use commodity-based and financial derivative contracts to manage exposures to commodity price and interest rate fluctuations. We do not hold or issue derivative financial instruments for speculative or trading purposes. We also may enter gas physical delivery contracts to effectively provide gas price hedges. Because these contracts are not expected to be net cash settled, they are considered normal sales contracts. Therefore, these contracts are not recorded in the financial statements until the physical delivery occurs. Most of our derivative contracts are designated as cash flow hedges for hedge accounting purposes. At September 30, 2009, certain crude oil swap agreements and natural gas basis swap agreements did not qualify for hedge accounting. Except to the extent basis swap agreements are utilized in conjunction with NYMEX future contracts, they cannot qualify for hedge accounting. Whether or not designated as cash flow hedges, all of our derivative contracts are used to hedge against changes in cash flows related to commodity prices.

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

The fair value of our derivative contracts consists of the following:

(in millions)	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008

Derivatives designated as hedging instruments:
Natural gas futures and basis swaps	$907	$1,917	$(121)	$(17)
Crude oil futures and differential swaps	566	1,772	(99)	(12)

Total derivatives designated as hedging instruments	1,473	3,689	(220)	(29)

Derivatives not designated as hedging instruments:
Natural gas futures and basis swaps	14	9	(14)	(6)
Crude oil futures and differential swaps	1	60	(4)	—

Total derivatives not designated as hedging instruments	15	69	(18)	(6)

Total derivatives	$1,488	$3,758	$(238)	$(35)

The effects of our cash flow hedges on accumulated other comprehensive income (loss) on the consolidated balance sheets are summarized below.

	Three Months Ended September 30
	Change in Hedge Derivative Fair Value		Realized (Gain) Loss Reclassified from OCI into Revenue (a)
(in millions)	2009	2008	2009	2008
Natural gas futures and basis swaps	$(30)	$2,083	$(826)	$164
Crude oil futures and differential swaps	46	1,049	(270)	103
Natural gas liquids futures	—	17	—	9

Total	$16	$3,149	$(1,096)	$276

	Nine Months Ended September 30
	Change in Hedge Derivative Fair Value		Realized (Gain) Loss Reclassified from OCI into Revenue (a)
(in millions)	2009	2008	2009	2008
Natural gas futures and basis swaps	$1,336	$262	$(2,265)	$424
Crude oil futures and differential swaps	(210)	513	(992)	310
Natural gas liquids futures	—	(6)	—	26

Total	$1,126	$769	$(3,257)	$760

(a)	For realized gains upon contract settlements, the reduction to comprehensive income is offset by contract settlements generally recorded as increases to gas, natural gas liquids or oil revenue. For realized losses upon contract settlements, the increase to other comprehensive income is offset by contract settlements generally recorded as reductions to gas, natural gas liquids or oil revenue.

The effects of our non-hedge derivatives and the ineffective portion of our hedge derivatives on the consolidated income statements are summarized below.

	Three Months Ended September 30
	(Gain) Loss Recognized in Income (Non-Hedge)		(Gain) Loss Recognized in Income (Ineffective Portion)		Derivative Fair Value (Gain) Loss
(in millions)	2009	2008	2009	2008	2009	2008
Natural gas futures and basis swaps	$9	$58	$(5)	$(9)	$4	$49
Crude oil futures and differential swaps	(7)	—	5	(3)	(2)	(3)
Natural gas liquids futures	—	—	—	(1)	—	(1)

Total	$2	$58	$—	$(13)	$2	$45

	Nine Months Ended September 30
	(Gain) Loss Recognized in Income (Non-Hedge)		(Gain) Loss Recognized in Income (Ineffective Portion)		Derivative Fair Value (Gain) Loss
(in millions)	2009	2008	2009	2008	2009	2008
Natural gas futures and basis swaps	$30	$(5)	$(35)	$10	$(5)	$5
Crude oil futures and differential swaps	8	—	14	(2)	22	(2)

Total	$38	$(5)	$(21)	$8	$17	$3

Derivative Fair Value (Gain) Loss

Derivative fair value (gain) loss comprises the following realized and unrealized components related to nonhedge derivatives and the ineffective portion of hedge derivatives:

(in millions)	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Net cash (received from) paid to counterparties	$(13)	$7	$(105)	$14
Non-cash change in derivative fair value	15	38	122	(11)

Derivative fair value (gain) loss	$2	$45	$17	$3

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at September 30, 2009 and December 31, 2008. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	September 30, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Net derivative asset	$1,250	$1,250	$3,723	$3,723

Total debt	$(10,385)	$(11,081)	$(11,959)	$(11,421)

The fair value of our debt is based upon current market quotes and is the estimated amount required to purchase our debt on the open market. The estimated value does not include any redemption premium.

Fair Value Measurements

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	September 30, 2009		December 31, 2008
(in millions)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net derivative asset	$1,250	$—	$3,723	$—

Asset retirement obligation	$—	$(800)	$—	$(759)

See Note 2 for a rollforward of the asset retirement obligation.

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated companies. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. None of our derivative contracts contain credit-risk related contingent features that would require collateralization based on any triggering events. Our allowance for uncollectible receivables was $15 million at September 30, 2009 and $13 million at December 31, 2008.

6. Commodity Sales Commitments

Our policy is to consider hedging a portion of our production at commodity prices management deems attractive. While there is a risk we may not be able to realize the benefit of rising prices, management may enter into hedging agreements because of the benefits of predictable, stable cash flows.

In addition to selling gas under fixed price physical delivery contracts, we may enter futures contracts, energy swaps, collars and basis swaps to hedge our exposure to price fluctuations on natural gas, crude oil and natural gas liquids sales. When actual commodity prices exceed the fixed price provided by these contracts we pay this excess to the counterparty, and when the commodity prices are below the contractually provided fixed price, we receive this difference from the counterparty. We have hedged most of our crude oil sales through December 2010 and a portion of our natural gas sales through December 2011.

Natural Gas

We have entered into natural gas futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. See Note 5 regarding accounting for commodity hedges.

Production Period	Mcf per Day		Weighted Average NYMEX Price per Mcf
2009 October to December	1,745,000	(a)	$8.79	(a)
2010 January to December	1,250,000		$7.49
2011 January to December	250,000		$7.02

(a)	Includes swap agreements for 1,273,000 Mcf per day which were early settled and reset at current market prices. The price shown is the price that will be used for cash flow hedge accounting purposes and has been reduced for transaction costs related to the early settlements. The weighted average cash settlement contract price for all contracts is $6.35 per Mcf. See “Early Settlement of Hedges” below.

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

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2009	October to December	905,000	$0.53
2010	January to March	622,500	$0.43
	April to October	600,000	$0.31
	November to December	325,000	$0.32
2011	January to October	60,000	$0.28
	November to December	30,000	$0.28
2012	January to December	50,000	$0.27

(a)	Reductions to NYMEX gas prices for delivery location.

As of September 30, 2009, an unrealized pre-tax derivative fair value gain of $1.2 billion, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss). Based on September 30 mark-to-market prices, $1.1 billion of this gain is expected to be reclassified into earnings through September 2010. The actual reclassification to earnings will be based on the amortization of the early settled hedges (see “Early Settlement of Hedges” below) and on mark-to-market prices at the settlement date.

Purchase Basis Swaps

We have entered purchase basis swap agreements that effectively fix the basis adjustment as shown below. Some of our purchase basis swap agreements are used to offset our physical delivery basis contracts. This effectively converts the fixed price to a floating price. The remaining purchase basis swap agreements are related to potential purchase of gas volumes to be transported in connection with our commitments under our transportation contracts (Note 4). Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

Period		Mcf per Day	Weighted Average Purchase Basis per Mcf (a)
2009	October to December	70,000	$0.76
2010	January to March	103,000	$0.24
	April to December	120,000	$0.14
2011	January to October	120,000	$0.14
	November to December	70,000	$0.13
2012	January to December	30,000	$0.14
2013	January to May	20,000	$0.16

(a)	Reductions to NYMEX gas prices for purchase location.

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

Production Period		Bbls per Day		Weighted Average NYMEX Price per Bbl
2009	October to December	62,500	(a)	$117.11	(a)
2010	January to December	70,000		$95.70

(a)	Includes swap agreements for 57,000 Bbls per day which were early settled and reset at current market prices. The price shown is the price that will be used for cash flow hedge accounting purposes and has been reduced for transaction costs related to the early settlements. The weighted average cash settlement contract price for all contracts is $58.64 per Bbl. See “Early Settlement of Hedges” below.

We have entered into crude differential swaps that effectively fix the sweet and sour oil differential at $3.43 per Bbl for 23,000 Bbls per day for January to December 2010.

As of September 30, 2009, an unrealized pre-tax derivative fair value gain of $794 million, related to cash flow hedges of oil price risk, was recorded in accumulated other comprehensive income (loss). Based on September 30 mark-to-market prices, $665 million of this is expected to be reclassified into earnings through September 2010. The actual reclassification to earnings will be based on the amortization of the early settled hedges (see “Early Settlement of Hedges” below) and on mark-to-market prices at the settlement date.

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

7. Earnings per Share

Effective January 1, 2009, we adopted the provisions of the new rules found in the Earning per Share Topic of the FASB Accounting Standards Codification regarding the computation of EPS using the two-class method. Under the rules, share-based payment awards that contain nonforfeitable rights to dividends, as is the case with our restricted and performance shares, are “participating securities” and therefore should be included in computing earnings per share using the two-class method. As a result of adoption, we retrospectively adjusted the calculation of our 2008 and prior periods’ earnings per share. The previously reported earnings per share for the three months ended September 30, 2008 were $0.95 basic and $0.94 diluted and for the nine months ended September 30, 2008 were $3.02 basic and $2.98 diluted. The following reconciles earnings and shares used in the computation of basic and diluted earnings per common share:

(in millions, except per share data)	Three Months Ended September 30
	2009			2008
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Total	$500	580.2		$521	549.4

Attributable to participating securities	(4)	(4.6)		(3)	(2.8)

Basic	$496	575.6	$0.86	$518	546.6	$0.95

Effect of dilutive securities:
Stock options	—	2.8		—	4.1
Warrants	—	1.2		—	1.5

Diluted	$496	579.6	$0.86	$518	552.2	$0.94

(in millions, except per share data)	Nine Months Ended September 30
	2009			2008
	Earnings	Shares	Earnings per Share	Earnings	Shares	Earnings per Share
Total	$1,482	579.9		$1,561	519.8
Attributable to participating securities	(12)	(4.6)		(8)	(2.5)

Basic	$1,470	575.3	$2.56	$1,553	517.3	$3.00

Effect of dilutive securities:
Stock options	—	2.4		—	5.3
Warrants	—	1.1		—	1.6

Diluted	$1,470	578.8	$2.54	$1,553	524.2	$2.96

Certain options to purchase shares of our common stock have been excluded from the 2009 and 2008 diluted calculations because the options are anti-dilutive. Anti-dilutive options for 7.6 million shares in the three-month 2009 period with a weighted average exercise price of $52.58 and 7.7 million shares in the nine-month 2009 period with a weighted average exercise price of $52.03 were excluded. Anti-dilutive options for 1.7 million in the three-month 2008 period with a weighted average price of $68.68 and 1.6 million shares in the nine-month 2008 period with a weighted average exercise price of $69.19 were excluded.

8. Supplemental Cash Flow Information

The following are total interest and income tax payments during each of the periods:

	Nine Months Ended September 30
(in millions)	2009	2008
Interest	$410	$319
Income tax	$319	$6

The accompanying consolidated statements of cash flows exclude the following non-cash transactions during the nine-month periods ended September 30, 2009 and 2008:

•	The following non-cash stock award transactions (Note 9):

•

Grants of 22,000 restricted shares, vesting of 75,000 restricted shares and forfeitures of 75,000 restricted shares in 2009. Grants of 182,000 restricted shares, vesting of 17,000 restricted shares and forfeitures of 43,000 restricted shares in 2008.

•	Grants of 369,000 performance shares and vesting of 389,000 performance shares in 2009. Grants of 490,000 performance shares in 2008.

•	Grant and immediate vesting of 110,000 unrestricted common shares to our Chairman of the Board and Founder in 2009.

•	Grants and immediate vesting of 25,000 unrestricted common shares to nonemployee directors in 2009 and 2008.

•

Common shares delivered or attested to in satisfaction of the exercise price of employee stock options totaled 100,000 shares at a weighted average exercise price of $40.26 per share in 2009 and 1.5 million shares at a weighted average exercise price of $56.76 per share in 2008.

•	Non-cash component of the July 2008 Headington Oil Company acquisition purchase price, including issuance to the seller of 11.7 million shares of common stock.

•

Non-cash components of the September 2008 Hunt Petroleum acquisition purchase price, including issuance to the seller of 23.5 million shares of common stock and assumption of debt and other liabilities (Note 10).

9. Employee Benefit Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. The table below summarizes stock incentive compensation expense included in the consolidated financial statements and other information for the three- and nine-month 2009 and 2008 periods:

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Non-cash stock option compensation expense	$8	$14	$39	$57
Non-cash performance share and unrestricted share compensation expense	3	13	21	24
Non-cash restricted stock compensation expense	16	10	49	29
Related tax benefit recorded in income statement	10	13	40	40
Intrinsic value of stock option exercises	2	4	11	202
Income tax benefit on exercise of stock options or vesting of stock awards (a)	—	2	5	71

(a)	Recorded as additional paid-in capital

During the first nine months of 2009, 1.6 million stock options were granted to employees at a weighted average exercise price of $41.94 per share. Of these stock options, 375,000 vest when the stock price closes at or above $50 and 1.2 million vest ratably over three years. Of these 1.2 million shares, 400,000 have accelerated vesting when the stock price closes at or above $50 and 400,000 have accelerated vesting when the stock price closes at or above $54. A total of 544,000 stock options were exercised at a weighted average exercise price of $20.81 per share. As a result of these exercises, outstanding common stock increased by 400,000 shares and stockholders’ equity increased by a net $9 million.

In January 2009, our Chairman of the Board and Founder received 110,000 unrestricted common shares. In February 2009, each nonemployee director received 4,166 shares for a total of approximately 25,000 unrestricted common shares that cannot be sold for two years following the date of grant.

In the first nine months of 2009, we granted 369,000 performance shares. The table below shows the number of shares and vesting prices for outstanding performance shares at September 30, 2009.

Performance Shares (in thousands)	Vesting Price
162	$46
20	$47
161	$50
245	$77
245	$85

As of September 30, 2009, nonvested stock options had remaining unrecognized compensation expense of $17 million. Total deferred compensation at September 30, 2009 related to restricted shares was $88 million. For these nonvested stock awards, we estimate that stock incentive compensation for service periods after September 30, 2009 will be $20 million in 2009, $58 million in 2010 and $27 million in 2011. The weighted average remaining vesting period is 0.8 years for stock options and 1.6 years for restricted shares.

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

The following is the final calculation of the purchase price of Hunt Petroleum Corporation and the allocation to assets and liabilities as of September 2, 2008. The fair value of consideration issued was determined as of June 10, 2008, the date the acquisition was announced.

(in millions)
Consideration issued to Hunt owners:
23.5 million shares of common stock (at fair value of $67.95 per share)	$1,597
Cash paid	2,589

Total purchase price	4,186
Fair value of liabilities assumed:
Current liabilities	385
Long-term debt	337
Asset retirement obligation	168
Other long-term liabilities	5
Deferred income taxes	1,057

Total purchase price plus liabilities assumed	$6,138

Fair value of assets acquired:
Cash and cash equivalents	$198
Other current assets	295
Proved properties	4,065
Unproved properties	250
Other property and equipment	70
Goodwill (non-deductible for income taxes)	1,260

Total fair value of assets acquired	$6,138

The acquisition was recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for the nine months ended September 30, 2008 and the year ended December 31, 2008, as if the Hunt acquisition was made at the beginning of each period. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
(in millions, except per share data)	Nine Months Ended September 30, 2008	Year Ended December 31, 2008
Revenues	$6,488	$8,450

Net Income	$1,739	$2,090

Earnings per common share:
Basic	$3.22	$3.80

Diluted	$3.18	$3.76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of XTO Energy Inc.:

We have reviewed the accompanying consolidated balance sheet of XTO Energy Inc. and its subsidiaries as of September 30, 2009, the related consolidated statements of income and comprehensive income for the three- and nine-month periods ended September 30, 2009 and 2008, and the related consolidated statements of cash flows and stockholders’ equity for the nine-month periods ended September 30, 2009 and 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

November 4, 2009

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with management’s discussion and analysis contained in our 2008 Annual Report on Form 10-K, as well as with the consolidated financial statements and notes thereto included in this quarterly report on Form 10-Q.

Gas, Natural Gas Liquids and Oil Production and Prices

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Total production
Gas (Mcf)	222,691,397	179,348,090	24%	637,217,522	498,123,918	28%
Natural gas liquids (Bbls)	2,024,880	1,427,555	42%	5,557,962	4,298,364	29%
Oil (Bbls)	6,055,593	5,302,631	14%	18,258,504	14,659,078	25%
Mcfe	271,174,235	219,729,206	23%	780,116,318	611,868,570	27%

Average daily production
Gas (Mcf)	2,420,559	1,949,436	24%	2,334,130	1,817,971	28%
Natural gas liquids (Bbls)	22,010	15,517	42%	20,359	15,687	30%
Oil (Bbls)	65,822	57,637	14%	66,881	53,500	25%
Mcfe	2,947,546	2,388,361	23%	2,857,569	2,233,097	28%

Average sales price
Gas per Mcf	$6.93	$8.42	(18)%	$7.08	$8.22	(14)%
Natural gas liquids per Bbl	$30.59	$53.65	(43)%	$26.87	$55.14	(51)%
Oil per Bbl	$108.04	$93.40	16%	$106.61	$88.55	20%

Average sales price before hedging
Gas per Mcf	$3.22	$9.31	(65)%	$3.52	$9.07	(61)%
Natural gas liquids per Bbl	$30.59	$60.51	(49)%	$26.87	$61.21	(56)%
Oil per Bbl	$63.48	$113.09	(44)%	$52.28	$109.78	(52)%

Average NYMEX prices
Gas per MMBtu	$3.39	$10.24	(67)%	$3.93	$9.73	(60)%
Oil per Bbl	$68.25	$118.52	(42)%	$57.09	$113.49	(50)%

Bbl—Barrel

Mcf—Thousand cubic feet

Mcfe—Thousand cubic feet of natural gas equivalent (computed on an energy equivalent basis of one Bbl equals six Mcf)

MMBtu—One million British Thermal Units, a common energy measurement

Production increases from 2008 to 2009 for the three- and nine-month periods are primarily because of development activity and acquisitions, partially offset by natural decline.

Gas prices decreased from 2008 to 2009. Natural gas prices are affected by the level of North American production, weather, crude oil prices, the U.S. economy, storage levels and import levels of liquefied natural gas. Natural gas competes with other energy sources as fuel for heating and the generation of electricity. In the first part of 2008, prices for natural gas increased significantly reaching as high as $13 per MMBtu in July 2008. Since that date, prices have dropped due to higher than average gas in storage caused by shale gas development and declining demand due to the U.S. recession. Natural gas prices are expected to remain volatile. The NYMEX contract price for October 2009 was $3.73 per MMBtu. At October 30, 2009, the average NYMEX futures price for the following twelve months was $5.61 per MMBtu.

Oil prices before hedging and average NYMEX oil prices decreased from 2008 to 2009. Crude oil prices are generally determined by global supply and demand. In the first part of 2008, prices for oil increased significantly reaching a record high above $147 per Bbl in July 2008. However, lower demand as a result of the global economic situation caused oil prices to decline to below $40 last winter. Signs of possible economic improvement have resulted in higher recent oil prices. Oil prices are expected to remain volatile. The average NYMEX price for October 2009 was $75.70 per Bbl. At October 30, 2009, the average NYMEX futures price for the following twelve months was $79.91 per Bbl.

We use price hedging arrangements, including fixed-price physical delivery contracts, to reduce price risk on a portion of our production. We have hedged most of our crude oil sales through December 2010 and a portion of our natural gas sales through December 2011; see Note 6 to Consolidated Financial Statements.

Results of Operations

Quarter Ended September 30, 2009 Compared with Quarter Ended September 30, 2008

Net income for third quarter 2009 was $500 million compared to $521 million for third quarter 2008. Third quarter 2009 earnings include a $15 million ($9 million after tax) non-cash derivative fair value loss. Third quarter 2008 earnings include a $38 million ($24 million after tax) non-cash derivative fair value loss. Operating income for the quarter was $919 million, a 5% decrease from third quarter 2008 operating income of $969 million.

Total revenues for third quarter 2009 were $2.29 billion, an 8% increase from third quarter 2008 revenues of $2.13 billion. Gas and natural gas liquids revenues increased $19 million because of the 24% increase in gas production and the 42% increase in natural gas liquids production, partially offset by the 18% decrease in gas prices and the 43% decrease in natural gas liquids prices. Oil revenue increased $159 million because of the 14% increase in production and the 16% increase in oil prices.

Expenses for third quarter 2009 totaled $1.37 billion, an 18% increase from third quarter 2008 expenses of $1.16 billion. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense decreased $14 million primarily because of lower power, fuel, compression, workovers and water disposable costs, partially offset by increased overall production and increased maintenance costs. Taxes, transportation and other decreased $32 million from the third quarter of 2008 primarily because of lower production taxes and transportation costs due to lower product prices before hedging, partially offset by higher property taxes related to development and the 2008 acquisitions. Depreciation, depletion and amortization increased $313 million because of higher acquisition, development and facility costs and increased production. Exploration expense decreased $20 million primarily because of decreased seismic costs in the Gulf of Mexico. General and administrative expense decreased $3 million because of a $10 million decrease in non-cash incentive compensation, partially offset by increased other general and administrative expense primarily due to higher employee expenses related to Company growth.

The derivative fair value loss for third quarter 2009 was $2 million compared to $45 million in the same 2008 period. The loss in 2009 is primarily related to natural gas basis swaps that do not qualify for hedge accounting, partially offset by certain crude oil swap agreements that do not qualify for hedge accounting. See Note 5 to Consolidated Financial Statements.

Interest expense increased $4 million primarily because of a decrease in interest income. The effective income tax rate for third quarter 2009 was 36.1% compared with 37.8% for third quarter 2008. The lower 2009 rate is due to the expected benefits of permanent tax differences.

Nine Months Ended September 30, 2009 Compared with Nine Months Ended September 30, 2008

Net income for the nine months ended September 30, 2008 was $1.48 billion, compared to $1.56 billion for the same 2008 period. Earnings for the first nine months of 2009 include a $122 million ($78 million after tax) non-cash derivative fair value loss and a $17 million ($11 million after tax) gain on extinguishment of debt. Earnings for the first nine months of 2008 include an $11 million ($7 million after tax) non-cash derivative fair value gain. Operating income for the first nine months of 2009 was $2.70 billion, a 4% decrease from operating income of $2.80 billion for the comparable 2008 period.

Total revenues for the first nine months of 2009 were $6.72 billion, 17% higher than revenues of $5.73 billion for the first nine months of 2008. Gas and natural gas liquids revenues increased $326 million primarily because of the 28% increase in gas production and the 29% increase in natural gas liquids production, partially offset by the 14% decrease in gas prices and the 51% decrease in natural gas liquids prices. Oil revenue increased $649 million because of the 25% increase in production and the 20% increase in prices.

Expenses for the first nine months of 2009 totaled $4.02 billion, a 37% increase from total expenses for the first nine months of 2008 of $2.94 billion. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $81 million primarily because of increased overall production and increased maintenance costs, partially offset by decreased power, fuel and carbon dioxide injection costs. Taxes, transportation and other decreased $52 million primarily because of lower production taxes and transportation costs due to lower product prices before hedging, partially offset by higher property taxes related to development and the 2008 acquisitions. Depreciation, depletion and amortization increased $999 million because of higher acquisition, development and facility costs and increased production. Exploration expense increased $2 million primarily because of increased dry hole expense, partially offset by decreased seismic costs. General and administrative expense increased $14 million because of increased other general and administrative expense primarily due to higher employee expenses related to Company growth.

The derivative fair value loss for the first nine months of 2009 was $17 million compared to a $3 million loss in the same 2008 period. The 2009 loss is primarily related to natural gas basis swaps and crude oil swap agreements that do not qualify for hedge accounting, partially offset by the ineffective portion of hedge derivatives.

Interest expense increased $63 million primarily because of a 23% increase in the weighted average borrowings incurred primarily to fund acquisitions, partially offset by a $17 million gain on extinguishment of debt. The 2009 year-to-date effective income tax rate was 35.8% compared with a 36.9% effective rate for the nine-month 2008 period. The lower 2009 rate is due to the expected benefits of permanent tax differences.

Comparative Expenses per Mcf Equivalent Production

The following are expenses on an Mcf equivalent (Mcfe) produced basis:

	Three Months Ended September 30			Nine Months Ended September 30
	2009	2008	Increase (Decrease)	2009	2008	Increase (Decrease)
Production	$0.92	$1.19	(23)%	$0.96	$1.10	(13)%
Taxes, transportation and other	0.64	0.94	(32)%	0.64	0.90	(29)%
Depreciation, depletion and amortization (DD&A)	2.99	2.27	32%	2.94	2.12	39%
General and administrative (G&A):
Non-cash incentive compensation	0.10	0.17	(41)%	0.14	0.18	(22)%
All other G&A	0.19	0.21	(10)%	0.21	0.25	(16)%
Interest	0.50	0.60	(17)%	0.50	0.53	(6)%

The following are explanations of expense variances on an Mcfe basis:

Production expenses—Decreased production expense is primarily because of decreased power, fuel, compression, carbon dioxide injection and water disposal costs. Power, fuel and carbon dioxide injection costs vary with product prices. Additionally, third quarter 2009 benefited from decreased workover costs.

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

G&A—Decreased non-cash incentive compensation and decreased all other G&A expense is due to increased production outpacing personnel and other expenses related to Company growth.

Interest—Decreased interest expense for the third quarter is due to increased production. Interest expense decreased for the nine months because of increased production and a gain on extinguishment of debt of $17 million, which was partially offset by the 23% increase in weighted average borrowings to fund our 2008 acquisitions.

Liquidity and Capital Resources

Cash Flow and Working Capital

Cash provided by operating activities was $5.24 billion for the first nine months of 2009, compared with $3.75 billion for the same 2008 period. Increased cash provided by operating activities is due in part to production from development activity and acquisitions. Also, 2009 benefited from the early settlement and reset arrangements with seven of our financial counterparties. In January 2009, we entered into early settlement and reset arrangements with seven financial counterparties covering a portion of our 2009 natural gas and crude oil hedge volumes. As a result of these early settlements, we received approximately $2.2 billion which was used primarily to reduce outstanding debt. This has been partially offset by the amortization of these early settlements to oil and gas revenue. Cash provided by operating activities was increased by changes in operating assets and liabilities of $708 million in first nine months 2009 and decreased by $2 million in first nine months 2008. Changes in operating assets and liabilities are primarily the result of the timing of cash receipts and disbursements. Cash flow from operating activities was also reduced by exploration expense, excluding dry hole expense, of $29 million in first nine months 2009 and $55 million in first nine months 2008.

During the nine months ended September 30, 2009, cash provided by operating activities of $5.24 billion was used to fund development costs, net property acquisitions and other net capital additions of $3.25 billion, dividends of $215 million and to pay down $1.56 billion of debt. The resulting decrease in cash and cash equivalents for the period was $1 million.

Total current assets decreased $1.97 billion during the first nine months of 2009 primarily because of a $1.51 billion decrease in derivative fair value as a result of cash settlements of derivatives during the period and decreased accounts receivable due to lower product prices, excluding hedges. Total current liabilities decreased $562 million during the first nine months of 2009 primarily because of a decrease in deferred income taxes related to derivatives and decreased accounts payable and accrued liabilities due to lower commodity prices, excluding hedges, and lower drilling activity, partially offset by the increase in current maturities of long-term debt.

Working capital decreased from a positive position of $1.33 billion at December 31, 2008 to a negative position of $75 million at September 30, 2009. Excluding the effects of derivative fair value and deferred tax current liabilities, working capital decreased from a negative position of $432 million at December 31, 2008 to a negative position of $672 million at September 30, 2009. Any interim cash needs are funded by borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit, or our commercial paper program.

Acquisitions and Development

Exploration and development expenditures for the first nine months of 2009 were $2.59 billion compared with $2.55 billion for the first nine months of 2008. Our 2009 development and exploration budget is $3.1 billion and our budget for construction of pipeline infrastructure and compression and processing facilities is $500 million. We expect these expenditures to be funded by cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. We also may reevaluate our budget and drilling programs as a result of significant changes in oil and gas prices.

In the first nine months of 2009, we completed acquisitions of both producing and unproved properties for $199 million compared to $7.62 billion for the first nine months of 2008. These acquisitions were funded by cash provided by operating activities and are subject to typical post-closing adjustments.

While we expect to continue focusing on development activities in the remainder of 2009, as a course of business, we review acquisition opportunities. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Other than the requirement for us to maintain a debt-to-total capitalization ratio of not more than 65%, there are no restrictions under our revolving credit agreement that would affect our ability to use our remaining borrowing capacity.

Through the first nine months of 2009, we participated in drilling approximately 772 gas wells and 65 oil wells and performed 153 workovers. Our year-to-date gas drilling activity was concentrated in East Texas and the Barnett, Fayetteville and Woodford shales, and our year-to-date oil drilling activity was concentrated in the Permian Basin and Bakken Shale. Workovers have focused on recompletions, artificial lift and wellhead compression. These projects generally have met or exceeded management expectations.

Debt and Equity

On September 30, 2009, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.32 billion net of our commercial paper borrowings. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have the option, with bank approval, to increase the commitment up to an additional $660 million. The interest rate on any borrowing is generally based on the one-month LIBOR plus 0.40%. When utilization of available commitments is greater than 50%, the interest rate on our borrowings is increased by 0.05%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%.

Our commercial paper program availability is $2.84 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On September 30, 2009, borrowings were $520 million at a weighted average interest rate of 0.4%.

We have unsecured and uncommitted lines of credit with commercial banks totaling $300 million. As of September 30, 2009, there were no borrowings under these lines.

Repurchase of Senior Notes

In the first and second quarters of 2009, we repurchased $200 million total face amount of senior notes, including $2 million of our 5.0% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.5% senior notes due 2018, $9 million of our 6.1% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $96 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $17 million gain on extinguishment of debt in the first nine months of 2009, net of unamortized discounts and the write-off of deferred debt offering costs. These gains were netted against interest expense in the consolidated income statements. There were no repurchases of senior notes in third quarter 2009.

Common Stock Dividends

In August 2009, the Board of Directors declared a third quarter 2009 dividend of $0.125 per share that was paid in October to stockholders of record on September 30, 2009.

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of September 30, 2009. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

(in millions)		Payments Due by Year
	Total	2009	2010	2011	2012	2013	After 2013
Debt	$10,420	$—	$250	$—	$900	$2,420	$6,850
Operating leases	86	8	29	23	14	8	4
Drilling contracts	163	48	91	22	2	—	—
Purchase commitments	32	14	18	—	—	—	—
Transportation contracts	1,486	41	173	185	185	179	723
Derivative contract liabilities at September 30, 2009 fair value	238	128	106	2	2	—	—

Total	$12,425	$239	$667	$232	$1,103	$2,607	$7,577

Debt. Debt amounts represent scheduled maturities of our debt obligations at September 30, 2009, excluding $35 million of net discounts on our senior notes included in the carrying value of debt. At September 30, 2009, borrowings were $520 million under our commercial paper program. Because we had the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2013, the $520 million outstanding under the commercial paper program is reflected in the table above as due in 2013. Borrowings of $600 million under our term loans are due in 2013, and our senior notes, totaling $9.3 billion are due 2010 through 2038. For further information regarding debt, see Note 3 to Consolidated Financial Statements.

Drilling Contracts. We have contracts with various drilling contractors to use 45 drilling rigs with terms of up to three years. Early termination of these contracts at September 30, 2009 would have required us to pay maximum penalties of $89 million. Based upon our planned drilling activities, we do not expect to pay significant early termination penalties.

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

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to oil and natural gas price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of September 30, 2009, the current liability related to such contracts was $186 million and the noncurrent liability was $52 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts are received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 5 to Consolidated Financial Statements.

Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board established general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new rule sets forth the period after the balance sheet date during which management should evaluate any events or transactions for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize such events or transactions in its financial statements, and the disclosures that an entity should make about such events or transactions. We have evaluated subsequent events through November 4, 2009.

In December 2008, the Securities and Exchange Commission (SEC) released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements call for companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined, but is not expected to have a significant effect on our current or prior financial position or earnings.

In September 2009, the Financial Accounting Standards Board issued an exposure draft to update the Extractive Industries—Oil and Gas Topic of the FASB Accounting Standards Codification. The objective of the update is to align the oil and gas reserve estimation and disclosure requirements of the financial accounting standards with the SEC’s final rule discussed above. The proposed amendments would be effective for financial statements for fiscal years ending on or after December 31, 2009. These amendments are not expected to have a significant effect on our current or prior financial position or earnings.

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

Interest Rate Risk

We are exposed to interest rate risk on debt with variable interest rates. At September 30, 2009, our variable rate debt had a carrying value of $1.12 billion, which approximated its fair value, and our fixed rate debt had a carrying value of $9.26 billion and an approximate fair value liability of $9.96 billion. Assuming a one percent, or 100-basis point, change in interest rates at September 30, 2009, the fair value of our fixed rate debt would change by approximately $724 million.

Commodity Price Risk

We hedge a portion of our price risks associated with our natural gas and crude oil sales. As of September 30, 2009, our outstanding futures contracts and swap agreements had a net fair value gain of $1.25 billion. The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% change in commodities prices or basis prices at September 30, 2009. The hypothetical change in fair value could be a gain or a loss depending on whether prices increase or decrease.

(in millions)	Fair Value	Hypothetical Change in Fair Value
Natural gas futures and sell basis swap agreements	$775	$331
Natural gas purchase basis swap agreements	11	1
Crude oil futures and differential swaps	464	226

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

On October 17, 1997, an action, styled United States of America ex rel. Grynberg v. Cross Timbers Oil Company, et al., was filed in the U.S. District Court for the Western District of Oklahoma by Jack J. Grynberg on behalf of the United States under the qui tam provisions of the U.S. False Claims Act against the Company and certain of our subsidiaries. The plaintiff alleges that we underpaid royalties on natural gas produced from federal leases and lands owned by Native Americans in amounts in excess of 20% as a result of mismeasuring the volume of natural gas, incorrectly analyzing its heating content and improperly valuing the natural gas. The plaintiff seeks treble damages for the unpaid royalties (with interest, attorney fees and expenses), civil penalties between $5,000 and $10,000 for each violation of the U.S. False Claims Act, and an order for us to cease the allegedly improper measuring practices. This lawsuit against us and similar lawsuits filed by the plaintiff against more than 300 other companies were consolidated in the United States District Court for Wyoming. In October 2002, the court granted a motion to dismiss the plaintiff’s royalty valuation claims, and the plaintiff’s appeal of this decision was dismissed for lack of appellate jurisdiction in May 2003. In response to a motion to dismiss filed by us and other defendants, in October 2006 the district judge held that the plaintiff failed to establish jurisdictional requirements to maintain the action against us and other defendants and dismissed the action for lack of subject matter jurisdiction. In September 2007, the district judge dismissed those claims against us pertaining to the royalty value of carbon dioxide. The plaintiff filed an appeal of this decision to the United States Tenth Circuit Court of Appeals. In March 2009, the Tenth Circuit affirmed the trial court’s dismissal of the case but reversed and remanded the carbon dioxide portion of the case to the trial court. The United States Supreme Court denied the plaintiff’s application for appeal. We have entered into an agreement with the plaintiff whereby we and the plaintiff are dismissing all claims against each other. The court granted the dismissal of the claims on November 3, 2009, effectively ending this case.

In September 2008, we acquired Hunt Petroleum Corporation and other associated entities. One of the entities that we acquired owns properties that are subject to a lawsuit styled USA ex rel. Grynberg v. Columbia Gas Transmission Company, et al. This lawsuit is one of the lawsuits that were filed by Jack J. Grynberg and that were consolidated in the United States District Court of Wyoming. The issues and disposition are the same as those discussed in the Grynberg action against XTO Energy described above except that Hunt Petroleum did not have a carbon dioxide related claim against it. This case is concluded.

Item 1A.	RISK FACTORS

There have been no material changes in the risk factors disclosed under Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following summarizes purchases of our common stock during third quarter 2009:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
July				$—
August	5,168		$40.94	—
September				$—

Total	5,168	(2)	$40.94	—	22,208,000

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 25,000,000 shares of the Company’s common stock.

(2)	Does not include performance or restricted share forfeitures. Includes 5,168 shares of common stock purchased during the quarter from employees in connection with the settlement of income tax withholding obligations upon vesting of restricted shares and performance shares under the 2004 Stock Incentive Plan. These share purchases were not part of a publicly announced program to purchase common stock.

Item 3 through 5.

Not applicable.

Item 6.	EXHIBITS

Exhibit Number and Description
10.1*	Amendment to Employment Agreement between the Company and Bob R. Simpson, dated September 16, 2009

11	Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from XTO Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

XTO ENERGY INC.

Date: November 4, 2009	By	/S/ LOUIS G. BALDWIN
Louis G. Baldwin
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

	By	/S/ BENNIE G. KNIFFEN
Bennie G. Kniffen
Senior Vice President and Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Documents filed prior to September 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page
10.1*	Amendment to Employment Agreement between the Company and Bob R. Simpson, dated September 16, 2009

11	Computation of per share earnings (included in Note 7 to Consolidated Financial Statements)

15.1	Awareness letter of KPMG LLP re unaudited interim financial information

31.1	Chief Executive Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Chief Financial Officer Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from XTO Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed on November 5, 2009, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Management contract or compensatory plan