Form 10-K
period 2009-12-31
XTO ENERGY INC
filed 2010-02-25
CIK 868809

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☑	Accelerated filer ☐
Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21.3 billion based on the closing price as reported on the New York Stock Exchange.

Number of Shares of Common Stock outstanding as of February 19, 2010 – 583,344,525

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

Part III of this Report is incorporated by reference from the Registrant’s Proxy Statement which will be filed with the Commission no later than April 30, 2010.

XTO ENERGY INC.

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

On December 13, 2009, we entered into a definitive merger agreement with Exxon Mobil Corporation under which we would become a wholly owned subsidiary of ExxonMobil. As a result of the merger, each outstanding share of our common stock will be converted into 0.7098 shares of ExxonMobil common stock. Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders, as well as certain governmental and regulatory approvals. We currently expect to complete the merger in the second quarter of 2010, however, no assurance can be given as to when, or if, the merger will occur.

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

We have grown through acquisition of proved oil and gas reserves and unproved properties, development and exploitation activities and purchases of additional interests in or near our acquired properties. We expect growth in the future to continue to be accomplished through a combination of acquisitions and development. During 2010, our primary emphasis will be on development of our existing property base. We will also continue to review acquisition opportunities including property divestitures by major energy related companies, public exploration and development companies and private energy companies. Completion of additional acquisitions will depend on the quality of properties available, commodity prices, competitive factors, public capital markets and terms of the merger agreement with ExxonMobil.

Our corporate headquarters are located in Fort Worth, Texas at 810 Houston Street (telephone 817-870-2800). Our proved reserves are principally located in relatively long-lived fields with an extensive base of hydrocarbons in place and, in most cases, well-established production histories concentrated in the following areas:

•	Eastern Region, including the East Texas Basin, Haynesville Shale, northwestern Louisiana and Mississippi;

•	North Texas Region, including the Barnett Shale;

•	Mid-Continent and Rocky Mountain Region, including the Fayetteville, Woodford and Bakken Shales;

•	San Juan Region;

•	Permian Region;

•	South Texas and Gulf Coast Region, including the offshore Gulf of Mexico; and

•	Other, including Marcellus Shale and North Sea.

We use the following volume abbreviations throughout this Form 10-K. “Equivalent” volumes are computed with oil and natural gas liquid quantities converted to Mcf, or natural gas converted to Bbls, on an energy equivalent ratio of one barrel to six Mcf.

• Bbl	Barrel (of oil or natural gas liquids)

• Bcf	Billion cubic feet (of natural gas)

• Bcfe	Billion cubic feet of natural gas equivalent

• BOE	Barrels of oil equivalent

• MBbls	Thousand barrels (of oil or natural gas liquids)

• Mcf	Thousand cubic feet (of natural gas)

• Mcfe	Thousand cubic feet of natural gas equivalent

• MMBtu	One million British Thermal Units, a common energy measurement

• Tcf	Trillion cubic feet (of natural gas)

• Tcfe	Trillion cubic feet equivalent

Our estimated proved reserves at December 31, 2009 were 12.50 Tcf of natural gas, 93 million Bbls of natural gas liquids and 294 million Bbls of oil, based on a 12-month average realized price of $3.16 per Mcf for gas, $27.18 per Bbl for natural gas liquids and $55.96 per Bbl for oil. On an energy equivalent basis, our proved reserves were 14.83 Tcfe at December 31, 2009, a 7% increase from proved reserves of 13.86 Tcfe at the prior year end. Increased proved reserves during 2009 were primarily the result of development and exploitation activities. On a per Mcfe basis, 61% of proved reserves were proved developed reserves at December 31, 2009. During 2009, our average daily production was 2.34 Bcf of gas, 20.6 MBbls of natural gas liquids and 66.3 MBbls of oil. Fourth quarter 2009 average daily production was 2.37 Bcf of gas, 21.2 MBbls of natural gas liquids and 64.6 MBbls of oil.

Our properties typically have relatively long reserve lives and predictable production profiles. Based on December 31, 2009 proved reserves and projected 2010 production from properties owned as of December 31, 2009, the average reserve-to-production index of our proved reserves is 16.0 years. The projected 2010 production is from proved developed producing reserves as of December 31, 2009. In general, our properties have extensive production histories and production enhancement opportunities. Within each of our geographical regions, we have one or more core areas in which our major producing fields are concentrated. For example, the core area in the North Texas region is the Barnett Shale. This allows for substantial economies of scale in production and cost-effective application of reservoir management techniques gained from prior operations. As of December 31, 2009, we owned interests in 34,657 gross (18,815.8 net) producing wells, and we operated wells representing 85% of the present value of cash flows before income taxes (discounted at 10%) from estimated proved reserves. The high proportion of operated properties allows us to exercise more control over expenses, capital allocation and the timing of development and exploitation activities in our fields.

We have a substantial inventory of identified potential drilling locations. Drilling plans are primarily dependent upon product prices, available cash flow, expected returns, the availability and pricing of drilling equipment and supplies, and gathering, processing and transmission infrastructure.

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

We market our gas production and the gas output of our gathering and processing systems. A large portion of our natural gas is processed, with most of the resultant natural gas liquids being marketed by unaffiliated third parties. We use commodities futures contracts, collars and basis swap agreements, fixed-price physical sales and other price risk management instruments to hedge pricing risks.

History of the Company

The Company was incorporated in Delaware in 1990 to ultimately acquire the business and properties of predecessor entities that were created from 1986 through 1989. Our initial public offering of common stock was completed in May 1993.

During 1991, we formed Cross Timbers Royalty Trust by conveying a 90% net profits interest in substantially all of the royalty and overriding royalty interests that we then owned in Texas, New Mexico and Oklahoma, and a 75% net profits interest in seven nonoperated working interest properties in Texas and Oklahoma. Cross Timbers Royalty Trust units are listed on the New York Stock Exchange under the symbol “CRT.” We no longer have any ownership interest in this trust.

In December 1998, we formed the Hugoton Royalty Trust by conveying an 80% net profits interest in principally gas-producing operated working interests in the Hugoton area of Kansas and Oklahoma, the Anadarko Basin of Oklahoma and the Green River Basin of Wyoming. Hugoton Royalty Trust units are listed on the New York Stock Exchange under the symbol “HGT.” We no longer have any ownership interest in this trust.

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

Business Strategy

The primary components of our business strategy are:

•	increasing production and reserves through efficient management of operations and through development, exploitation and exploration activities,

•	acquiring long-lived, operated oil and gas properties, including undeveloped leases,

•	hedging a portion of our production to provide adequate cash flow to fund our development budget and protect the economic return on development projects and acquisitions, and

•	retaining management and technical staff that have substantial experience in our core areas.

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

Exploration Activities. During 2010, we plan to focus our exploration activities on projects that are near currently owned productive fields. We believe that we can prudently and successfully add growth potential through exploratory activities given improved technology, our experienced technical staff and our expanded base of operations. We have allocated approximately $75 million of our $3.37 billion 2010 development budget for exploration activities. These exploration activities do not include low risk exploration costs that are classified as development costs for budget purposes.

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

Business Goals. We expect to increase our 2010 production by approximately 10% over 2009 levels. To achieve this target, we plan to drill about 988 (833 net) development wells and perform approximately 865 (720 net) workovers and recompletions in 2010.

We have budgeted $3.37 billion for our 2010 development program, which is expected to be funded by cash flow from operations. An additional $530 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities that are critical to the transportation and sale of production in several operating regions.

In 2010, given our hedge position and current commodity strip pricing, we expect to generate enough cash flow from operations to fund our $3.9 billion capital budget and to have the ability to reduce debt by more than $500 million.

While we expect to focus primarily on development activities in 2010, as a course of business, we will continue to review acquisition opportunities. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Strategic property acquisitions may alter the amount budgeted for development and exploration. Our total budget for acquisitions, development and exploration is subject to change to focus on opportunities offering the highest rates of return. We also may reevaluate our budget and drilling programs as a result of significant changes in oil and gas prices. Our ability to achieve production goals depends on the success of our planned drilling programs or property acquisitions made in place of a portion of the drilling program.

Acquisitions

During 2005, we acquired proved properties for a total cost of $1.7 billion. In April 2005, we acquired Antero Resources Corporation, which operated in the Barnett Shale in the Fort Worth Basin. The purchase price was approximately $689 million. In May, we acquired proved properties in East Texas and northwestern Louisiana from Plains Exploration & Production Company for an adjusted purchase price of $336 million. In July 2005, we acquired proved properties in the Permian Basin of West Texas and New Mexico from Exxon Mobil Corporation for an adjusted purchase price of $200 million. Our 2005 acquisitions increased reserves by approximately 803.4 Bcf of natural gas, 2.8 million Bbls of natural gas liquids and 31.1 million Bbls of oil.

During 2006, we acquired proved properties for a total cost of $561 million. In February 2006, we acquired proved and unproved properties in East Texas and Mississippi from Total E&P USA, Inc. for $300 million. Our 2006 acquisitions increased reserves by approximately 157.9 Bcf of natural gas, 4.2 million Bbls of natural gas liquids and 3.3 million Bbls of oil.

During 2007, we acquired proved properties for a total of $3.2 billion. We also acquired $831 million of unproved properties in 2007. In July 2007, we acquired both producing and unproved properties from Dominion Resources, Inc. for $2.5 billion. These properties were located in the Rocky Mountain Region, the San Juan Basin and South Texas. The acquisition was funded by the issuance of 21.6 million shares of our common stock in June 2007 for net proceeds of $1.0 billion, the issuance of $1.25 billion of senior notes in July 2007 and with borrowings under our commercial paper program, which was repaid with a portion of the proceeds from the issuance of $1.0 billion of senior notes in August 2007. After recording an asset retirement obligation of $32 million, other liabilities and transaction costs of $18 million, the purchase price allocated to proved properties was $2.5 billion and unproved properties was $38 million. In October 2007, we announced acquisitions from multiple parties of both producing and unproved properties in the Barnett Shale for approximately $550 million. Our 2007 acquisitions increased reserves by approximately 1.3 Tcf of natural gas, 2.7 million Bbls of natural gas liquids and 11.3 million Bbls of oil.

During 2008, we acquired proved properties for a total of $7.9 billion. We also acquired $3.1 billion of unproved properties in 2008. During the first six months of 2008, we completed acquisitions of both producing and unproved properties for approximately $2.3 billion. These acquisitions included bolt-on acquisitions of additional producing properties, mineral interests and undeveloped leasehold primarily in our Eastern and San Juan Regions and the Barnett, Fayetteville, Woodford and Marcellus Shales. Additionally, in May 2008, we acquired producing properties, leasehold acreage and gathering infrastructure in the Fayetteville Shale from Southwestern Energy Company for approximately $520 million. In July 2008, we acquired producing properties, leasehold acreage and pipeline and gathering infrastructure in the Marcellus Shale in western Pennsylvania and West Virginia from Linn Energy, LLC for approximately $600 million. Also, in July 2008, we acquired producing and undeveloped acreage located in the Bakken Shale in Montana and North Dakota from Headington Oil Company. The total purchase price was $1.8 billion and was funded by cash of $1.05 billion and the issuance of 11.7 million shares of common stock to the sellers valued at $742 million. In September 2008, we acquired Hunt Petroleum Corporation and other associated entities for approximately $4.2 billion, funded by cash of $2.6 billion and the issuance of 23.5 million shares of common stock to the sellers valued at $1.6 billion. Hunt Petroleum owned natural gas and oil producing properties primarily concentrated in our Eastern Region, including East Texas and central and north Louisiana. Additional producing properties, both onshore and offshore, are along the Gulf Coast of Texas, Louisiana, Mississippi and Alabama. Non-operating interests, including producing and undeveloped acreage in the North Sea were also conveyed in the transaction. Including $337 million of debt assumed, $1.1 billion recorded on the step-up of deferred taxes, $168 million recorded for the asset retirement obligation and the assumption of $390 million of other liabilities, the total purchase price plus liabilities assumed was $6.1 billion. This amount was allocated to assets acquired including $4.1 billion to proved properties, $250 million to unproved properties, $1.3 billion to goodwill and $563 million to other assets. In October 2008, we acquired 12,900 acres in the Barnett Shale for approximately $800 million. These acquisitions were funded through the issuance of common stock in February 2008 totaling $1.2 billion and August 2008 totaling $1.4 billion, as well as the issuance of senior notes in April 2008 totaling $2.0 billion and August 2008 totaling $2.2 billion. Additional proceeds were provided by a combination of operating cash flow and borrowings under our commercial paper program and our revolving credit facility. Our 2008 acquisitions increased reserves by approximately 1.5 Tcf of natural gas, 19.9 million Bbls of natural gas liquids and 57.6 million Bbls of oil.

During 2009, we acquired proved properties for a total of $30 million. We also acquired $224 million of unproved properties in 2009. These acquisitions were funded by cash provided by operating activities and are subject to typical post-closing adjustments. Our 2009 acquisitions increased reserves by approximately 22.4 Bcf of natural gas and 0.1 million Bbls of natural gas liquids.

Significant Properties

The following table summarizes proved reserves and discounted present value, before income tax, of proved reserves by major operating areas at December 31, 2009:

(in millions)	Proved Reserves				Discounted Present Value before Income Tax of Proved Reserves (a)
	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
Eastern Region	4,615.9	27.7	23.3	4,921.9	$4,286	31%
Mid-Continent and Rocky Mountain Region	2,887.6	—	77.6	3,353.3	2,334	17%
North Texas Region	3,198.0	19.1	0.1	3,313.2	2,150	15%
San Juan Region	1,063.2	37.1	2.1	1,298.4	943	7%
Permian Region	217.3	4.2	172.7	1,278.5	3,166	23%
South Texas and Gulf Coast Region	389.4	5.1	7.8	466.7	705	5%
Other	130.3	—	10.8	195.2	351	2%

Total	12,501.7	93.2	294.4	14,827.2	$13,935	100%

(a)	We believe that the discounted present value of estimated future net cash flows before income tax is a useful supplemental disclosure to the standardized measure, or after-tax amount, of $10.9 billion. While the standardized measure is dependent on the unique tax situation of each company, the pre-tax discounted amount is based on prices and discount factors that are consistent for all companies. Because of this, the pre- tax discounted amount can be used within the industry and by securities analysts to evaluate estimated future net cash flows from proved reserves on a more comparable basis. The difference between the standardized measure and the pre-tax discounted amount is the discounted estimated future income tax of $3.1 billion at December 31, 2009.

The following table shows production for the two fields which made up more than 15% of total production for the years ended December 31, 2009, 2008 and 2007:

	For the Years Ended December 31
	2009		2008		2007
(in millions)	Freestone Trend	Barnett Shale	Freestone Trend	Barnett Shale	Freestone Trend	Barnett Shale
Total production:
Gas (Mcf)	217.9	209.9	193.1	170.5	170.7	118.3
Natural gas liquids (Bbls)	—	1.7	—	0.9	—	0.4
Oil (Bbls)	0.3	0.1	0.3	0.1	0.3	0.1
Mcfe	219.7	220.7	195.1	176.5	172.5	121.2

Eastern Region

We began operations in East Texas and northwestern Louisiana in 1998. These properties produce from various formations. Subsequent acquisitions and development activity have significantly increased reserves here since we began operations, including the Hunt Petroleum acquisition in 2008. Approximately 33% of our total proved reserves are in this region. We have expanded our gathering facilities to increase treating capacity to 1.06 Bcf per day. We also operate a gas processing plant in the Cotton Valley Field of Louisiana and significant gas gathering systems and various plants servicing East Texas properties.

Our primary focus in the Eastern Region is in both the Freestone Trend where we have an interest in approximately 370,000 net acres and the Haynesville Shale where we have an interest in approximately 166,000 net acres. The Freestone Trend consists of the Freestone, Bald Prairie, Oaks, Luna, Teague, Dew, Farrar and Bear Grass fields and was our most active gas development area in 2009. Other areas in the region include the Sabine Uplift and Cotton Valley areas of East Texas and northwestern Louisiana.

Mid-Continent and Rocky Mountain Region

Our Mid-Continent and Rocky Mountain Region includes fields in Wyoming, Montana, North Dakota, Kansas, Oklahoma and Arkansas. We have operations in the Anadarko Basin, Fayetteville and Woodford Shales, Fontenelle area, Powder River Basin, Bakken Shale and the Arkoma Basin. During 2010, we will continue to focus our drilling activities in the Fayetteville Shale in Arkansas, the Woodford Shale in Southeast Oklahoma and the Bakken Shale in Montana and North Dakota. A portion of our properties in the Mid-Continent Region are subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust in December 1998.

We operate a gas gathering system in Major County, Oklahoma, a gas gathering system in the Arkansas Fayetteville Shale, a gas plant in Texas County, Oklahoma, and its associated gathering system and a gas plant and associated gathering system in the Bakken Shale area of North Dakota. We also own and operate a gas gathering and water disposal system in the Hartzog Draw area of Wyoming to service our coal bed methane wells.

North Texas Region

Our operations in the Barnett Shale of North Texas began in January 2004 and, with our 2005 acquisition of Antero Resources Corporation and various 2007 and 2008 acquisitions, we are one of the largest producers in the area. We own approximately 266,000 net acres, 60% of which is in the core productive area, and gas gathering and pipeline assets. We also own 410,000 Mcf per day of treating capacity allowing us to add new wells as they are completed.

San Juan Region

Our San Juan Region includes properties in the San Juan and Raton Basins of New Mexico and Colorado, as well as properties in the Uinta Basin of Utah. As a result of the 2007 Dominion acquisition, we significantly expanded our holdings in the Uinta Basin. Production is from conventional as well as coal bed methane sources. We operate a gas gathering system in the Raton and Uinta basins and a gas plant and gas gathering system in Rio Blanco County, Colorado.

Permian Region

The Permian Region is made up of properties in West Texas and southeastern New Mexico. In 2004 and 2005, we significantly expanded our holdings in the area through acquisitions and trades with Chevron, ExxonMobil and others. Our activities on these properties have increased oil production by returning shut-in wells to production, optimizing existing well performance, using fracture stimulation and drilling. We have also experienced successful results in multiple fields including Yates, University Block 9, Goldsmith, Russell, Prentice and Cornell. We operate a carbon dioxide processing plant that primarily serves two operated tertiary flooded oil fields.

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

Other

The other category includes properties acquired in 2008 in the Appalachia Region and the North Sea. In July 2008, we purchased 152,000 net acres of Marcellus Shale leasehold along with producing properties and a gas gathering system. In September 2008, in the Hunt Petroleum acquisition, we acquired non-operating interests, comprising approximately 160,000 net acres in the North Sea.

Reserves

The following terms are used in our disclosures of oil and natural gas reserves. For the complete detailed definitions of proved, developed and undeveloped oil and gas reserves applicable to oil and gas registrants, reference is made to Rule 4-10(a) of Regulation S-X of the Securities and Exchange Commission, available at its web site http://www.sec.gov.

Proved reserves—Estimated quantities of crude oil, natural gas and natural gas liquids which, by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible from a given date forward, from known oil and gas reservoirs under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain.

Developed reserves—Proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared with the cost of a new well.

Undeveloped reserves—Proved reserves which are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage shall be limited to those directly offsetting development spacing areas that are reasonably certain of production when drilled, unless evidence using reliable technology exists that establishes reasonable certainty of economic producibility at greater distances.

Estimated future net revenues—Also referred to herein as “estimated future net cash flows.” Computational result of applying 12-month average prices of oil and gas, based on the first day-of-the-month price for each month in the period, (with consideration of price changes only to the extent provided by existing contractual arrangements) to estimated future production from proved oil and gas reserves as of the date of the latest balance sheet presented, less estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves.

Present value of estimated future net cash flows—The computational result of discounting estimated future net revenues at a rate of 10% annually. The present value of estimated future net cash flows after income tax is also referred to herein as “standardized measure of discounted future net cash flows” or “standardized measure.”

The following are estimated quantities of proved reserves and related cash flows as of December 31, 2009, 2008 and 2007:

	December 31
(in millions)	2009	2008	2007
Developed:
Gas (Mcf)	7,353.1	7,290.3	6,031.5
Natural gas liquids (Bbls)	62.7	52.5	52.9
Oil (Bbls)	212.6	205.0	184.8
Mcfe	9,004.6	8,835.4	7,457.7
Undeveloped:
Gas (Mcf)	5,148.6	4,512.6	3,409.6
Natural gas liquids (Bbls)	30.5	23.3	13.9
Oil (Bbls)	81.8	62.5	56.4
Mcfe	5,822.6	5,027.0	3,831.3
Total proved:
Gas (Mcf)	12,501.7	11,802.9	9,441.1
Natural gas liquids (Bbls)	93.2	75.8	66.8
Oil (Bbls)	294.4	267.5	241.2
Mcfe	14,827.2	13,862.4	11,289.0
Estimated future net cash flows:
Before income tax (a)	$28,194	$34,210	$57,949
After income tax	$22,669	$26,308	$39,526
Present value of estimated future net cash flows, discounted at 10%:
Before income tax (a)	$13,935	$17,165	$29,169
After income tax	$10,861	$12,793	$19,538

(a)	We believe that the estimated future net cash flows before income tax and the discounted present value of estimated future net cash flows before income tax are useful supplemental disclosures to the after-tax estimated future net cash flows and the standardized measure, or after-tax amount. While the after-tax estimated future net cash flows and the standardized measure are dependent on the unique tax situation of each company, the pre-tax measures are based on prices and discount factors that are consistent for all companies. Because of this, the pre-tax measures can be used within the industry and by securities analysts to evaluate estimated future net cash flows from proved reserves on a more comparable basis. The difference between the after-tax and the pre-tax estimates of future net cash flows is estimated future income tax of $5.5 billion at December 31, 2009, $7.9 billion at December 31, 2008 and $18.4 billion at December 31, 2007. The difference between the standardized measure and the pre-tax discounted amount is the discounted estimated future income tax of $3.1 billion at December 31, 2009, $4.4 billion at December 31, 2008 and $9.6 billion at December 31, 2007.

The process of estimating oil and gas reserves is complex and requires significant judgment as discussed in Item 1A, Risk Factors. As a result, we have developed internal policies and controls for estimating and recording reserves. Our policies regarding booking reserves require proved reserves to be in compliance with the SEC definitions and guidance. Our policies assign responsibilities for compliance in reserves bookings to our reserves engineering group and require that reserve estimates be made by qualified reserves estimators, as defined by the Society of Petroleum Engineers’ standards. All qualified reserves estimators are required to receive education covering the fundamentals of SEC proved reserves assignments.

The reserves engineering group is responsible for the internal review of reserve estimates and includes the Senior Vice President—Engineering. The Senior Vice President—Engineering has more than 20 years experience as a reserve engineer. The reserves engineering group is independent of any of our operating areas. The Chief Executive Officer is directly responsible for overseeing the reserves engineering group. No portion of the reserves engineering group’s compensation is directly dependent on the quantity of reserves booked.

The reserves engineering group reviews reserve estimates with our third-party petroleum consultants, Miller and Lents, Ltd., an independent petroleum engineering firm. Miller and Lents’ primary technical person responsible for calculating our reserves has more than 30 years of experience as a reserve engineer. Miller and Lents prepared the estimates of our proved reserves and the future net cash flows (and related present value) attributable to proved reserves at December 31, 2009, 2008 and 2007. As prescribed by the Securities and Exchange Commission, such proved reserves were estimated using 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end production and development costs for the December 31, 2009 estimate, without escalation. In previous years, such proved reserves were estimated using oil and gas prices and production and development costs as of December 31 of each such year, without escalation. None of our natural gas liquid proved reserves are attributable to gas plant ownership.

Estimated future net cash flows, and the related 10% discounted present value, of year-end 2009 proved reserves are lower than at year-end 2008 because of lower natural gas prices used in estimation of year-end proved reserves partially offset by increased reserves related to development and higher natural gas liquids and oil prices. Average 2009 realized prices used in the estimation of proved reserves were $3.16 per Mcf for gas, $27.18 Bbl for natural gas liquids and $55.96 per Bbl for oil. Year-end 2008 average realized product prices used in the estimation of proved reserves were $4.66 per Mcf for gas, $18.26 per Bbl for natural gas liquids and $38.12 per Bbl for oil. See Note 16 to Consolidated Financial Statements for additional information regarding estimated proved reserves.

Our 2009 development drilling program resulted in the conversion of approximately 16% of our undeveloped reserves into developed reserves during the year. An additional 5% of our undeveloped reserves were removed primarily due to lower gas prices used to estimate the December 31, 2009 reserves. We also added approximately 1.8 Tcfe of new undeveloped reserves. The converted reserves and new undeveloped reserve additions were primarily located in the Eastern Region and the Barnett, Fayetteville, Haynesville, Woodford and Bakken shales. Based on an analysis of our undeveloped reserves, less than 5% have remained classified as undeveloped reserves for more than five years. These undeveloped reserves continue to meet the criteria to qualify as reserves, and are located in areas where we continue to actively drill.

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

During 2009, we filed estimates of oil and gas reserves as of December 31, 2008 with the U.S. Department of Energy on Form EIA-23 and Form EIA-28. These estimates are consistent with the reserve data reported for the year ended December 31, 2008 in Note 16 to Consolidated Financial Statements, with the exception that Form EIA-23 includes only reserves from properties that we operate.

Exploration and Production Data

For the following data, “gross” refers to the total wells or acres in which we own a working interest and “net” refers to gross wells or acres multiplied by the percentage working interest owned by us. Although many wells produce both oil and gas, a well is categorized as an oil well or a gas well based upon the ratio of oil to gas production.

Producing Wells

The following table summarizes producing wells as of December 31, 2009, substantially all of which are located in the United States:

	Operated Wells		Nonoperated Wells (a)		Total (b)
	Gross	Net	Gross	Net	Gross	Net
Gas	15,526	13,558.8	10,241	1,727.8	25,767	15,286.6
Oil	3,307	2,774.6	5,583	754.6	8,890	3,529.2

Total	18,833	16,333.4	15,824	2,482.4	34,657	18,815.8

(a)	Included in the table are 19 gross (1.3 net) nonoperated gas wells located in the North Sea.
(b)	1,063 gross (853.5 net) gas wells and 37 gross (31.0 net) oil wells are dual completions.

Drilling Activity

The following table summarizes the number of wells drilled during the years indicated. As of December 31, 2009, we were in the process of drilling 717 gross (382.6 net) wells. We participated in drilling one gross (0.3 net) exploratory non-productive gas well in the North Sea in 2009. No wells were drilled outside of the United States in 2008 or 2007.

	Year Ended December 31
	2009		2008		2007
	Gross	Net	Gross	Net	Gross	Net
Development wells:
Completed as—
Gas wells	1,815	870.6	1,682	1,069.3	1,275	901.2
Oil wells	261	136.2	218	130.0	269	139.3
Non-productive	36	16.0	15	8.7	12	7.6

Total	2,112	1,022.8	1,915	1,208.0	1,556	1,048.1

Exploratory wells:
Completed as—
Gas wells	31	24.7	41	32.0	51	17.4
Oil wells	7	3.2	1	—	1	1.0
Non-productive	12	8.1	9	7.0	9	6.8

Total	50	36.0	51	39.0	61	25.2

Total (a)	2,162	1,058.8	1,966	1,247.0	1,617	1,073.3

(a)	Included in totals are 1,128 gross (166.2 net) wells in 2009, 717 gross (122.8 net) wells in 2008 and 535 gross (106.0 net) wells in 2007, drilled on nonoperated interests.

Acreage

The following table summarizes developed and undeveloped leasehold acreage in which we own a working interest as of December 31, 2009. Acreage related to royalty, overriding royalty and other similar interests is excluded from this summary.

	Developed Acres (a)(b)		Undeveloped Acres
(in thousands)	Gross	Net	Gross	Net
U.S.
Texas	1,414	1,027	430	281
Oklahoma	735	446	394	176
New Mexico	698	415	26	21
Arkansas	647	459	290	216
Montana	364	131	192	92
Utah	299	187	123	84
Louisiana	286	155	75	39
North Dakota	240	152	252	191
Kansas	177	160	—	—
West Virginia	150	88	82	58
Pennsylvania	126	98	140	119
Wyoming	105	69	17	13
Colorado	74	49	3	2
Other	98	31	91	76

Total U.S. onshore	5,413	3,467	2,115	1,368
U.S. offshore	268	127	79	45

Total U.S	5,681	3,594	2,194	1,413
North Sea-offshore	350	27	586	133

Grand Total	6,031	3,621	2,780	1,546

(a)	Developed acres are acres spaced or assignable to productive wells.
(b)	Certain acreage in Oklahoma and Texas is subject to a 75% net profits interest conveyed to the Cross Timbers Royalty Trust, and in Oklahoma, Kansas and Wyoming is subject to an 80% net profits interest conveyed to the Hugoton Royalty Trust.

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

Oil and Gas Production, Sales Prices and Production Costs

The following table shows the total and average daily production, the average sales prices per unit of production and the production expense and taxes, transportation and other expense per Mcfe for the indicated periods:

	Year Ended December 31
	2009	2008	2007
Total production:
Gas (Mcf)	855,008,071	697,392,186	532,097,846
Natural gas liquids (Bbls)	7,504,580	5,718,295	4,943,781
Oil (Bbls)	24,198,273	20,505,178	17,172,191
Mcfe	1,045,225,189	854,733,024	664,793,678

Average daily production:
Gas (Mcf)	2,342,488	1,905,443	1,457,802
Natural gas liquids (Bbls)	20,560	15,624	13,545
Oil (Bbls)	66,297	56,025	47,047
Mcfe	2,863,631	2,335,336	1,821,353

Average realized sales prices:
Gas (per Mcf)	$7.13	$7.81	$7.50
Natural gas liquids (per Bbl)	$30.03	$48.76	$45.37
Oil (per Bbl)	$107.65	$87.59	$70.08

Average realized sales prices before hedging:
Gas (per Mcf)	$3.67	$8.04	$6.26
Natural gas liquids (per Bbl)	$30.03	$52.05	$45.37
Oil (per Bbl)	$57.10	$93.17	$68.68

Average NYMEX prices:
Gas (per MMbtu)	$3.99	$9.03	$6.86
Oil (per Bbl)	$61.82	$99.75	$72.39

Production expense (per Mcfe)	$0.96	$1.10	$0.93
Taxes, transportation and other expense (per Mcfe)	$0.65	$0.82	$0.67

Delivery Commitments and Marketing

Our natural gas, crude oil and natural gas liquids production is sold under both long-term and short-term agreements at prices negotiated with third parties. Because our production is sold primarily on the basis of price and availability, we are not dependent upon one purchaser or a small group of purchasers. Our production is sold to various purchasers, based on their credit rating and the location of our production. For the year ended December 31, 2009, no single purchaser comprised more than 10% of total revenues. We market our gas, as well as some gas produced by third parties, to brokers, local distribution companies and end-users. We have also entered into physical delivery contracts which require us to deliver fixed volumes of gas. We believe our production and reserves are adequate to meet these delivery commitments.

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

Federal Regulation of Natural Gas

The interstate transportation and certain sales for resale of natural gas, including transportation and storage rates charged, tariffs and various other matters, are subject to federal regulation by the Federal Energy Regulatory Commission.

Federal wellhead price controls on all domestic gas were terminated on January 1, 1993, and none of our gathering systems are currently subject to FERC regulation. While natural gas prices currently are unregulated, Congress historically has been active in the area of natural gas regulation. It is impossible to predict whether new legislation to regulate natural gas or natural gas drilling techniques (e.g., hydraulic fracturing) might be proposed, what proposals, if any, might actually be enacted, and what effect, if any, such proposals might have on our natural gas sales or production.

On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the Natural Gas Act to prohibit market manipulation by any entity, to direct FERC to facilitate market transparency in the market for sale or transportation of physical natural gas in interstate commerce, and to significantly increase the penalties for violations of the Natural Gas Act, the Natural Gas Policy Act of 1978, or FERC rules, regulations or orders thereunder. FERC has promulgated regulations to implement the Energy Policy Act. We cannot predict the impact of future government regulation on any natural gas facilities, sales or transportation transactions.

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

State Regulation

Oil and gas operations are subject to various types of regulation at the state and local levels. Such regulation includes requirements for drilling permits, the method of developing new fields, the spacing and operation of wells, air quality concerns and waste prevention. The production rate may be regulated and the maximum daily production allowable from oil and gas wells may be established on a market demand or conservation basis. These regulations may limit production by well and the number of wells that can be drilled. In addition, some states have adopted regulation or are considering regulations that are designed to protect water supplies, and we cannot predict the effect of the regulations that have been adopted or whether these regulations will be adopted or, if adopted, the effect these rules may have on our operations.

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

There is an increased focus by local, national and international regulatory bodies on greenhouse gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions. As these regulations are under development, we are unable to predict the total impact of the potential regulations upon our business, and it is possible that we could face increases in operating costs in order to comply with GHG emissions legislation. We are reviewing, through our Climate Change Committee, issues involving GHG emissions, including assisting management in monitoring the science of climate change and making recommendations to help develop emission reduction programs. In 2009, we published our calendar year 2008 GHG emissions estimates.

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

Employees

We had 3,335 employees as of December 31, 2009. We consider our relations with our employees to be good.

Executive Officers of the Company

The executive officers of the Company are elected by and serve until their successors are elected by the Board of Directors.

Bob R. Simpson, 61, was a founder of the Company and has been Chairman of the Board since July 1, 1996. Mr. Simpson served as Chief Executive Officer of the Company from 1986 to December 2008. Mr. Simpson was Vice President of Finance and Corporate Development (1979-1986) and Tax Manager (1976-1979) of Southland Royalty Company.

Keith A. Hutton, 51, has been Chief Executive Officer since December 1, 2008. Prior thereto, Mr. Hutton served as President, Executive Vice President-Operations or held similar positions with the Company since 1987. From 1982 to 1987, Mr. Hutton was a Reservoir Engineer with Sun Exploration & Production Company.

Vaughn O. Vennerberg II, 55, has been President since December 1, 2008. Prior thereto, Mr. Vennerberg served as Senior Executive Vice President and Chief of Staff, Executive Vice President-Administration or held similar positions with the Company since 1987. Prior to that time, Mr. Vennerberg was employed by Cotton Petroleum Corporation and Texaco Inc. (1979-1986).

Louis G. Baldwin, 60, has been Executive Vice President and Chief Financial Officer or held similar positions with the Company since 1986. Mr. Baldwin was Assistant Treasurer (1979-1986) and Financial Analyst (1976-1979) at Southland Royalty Company.

Timothy L. Petrus, 55, has been Executive Vice President-Acquisitions since May 1, 2005. Prior thereto, Mr. Petrus served as Senior Vice President-Acquisitions or held similar positions with the Company since 1988. Prior to that time, Mr. Petrus was employed by Texas American Bank and Exxon Corporation.

Bennie G. Kniffen, 59, has been Senior Vice President and Controller or held similar positions with the Company since 1986. From 1976 to 1986, Mr. Kniffen held the position of Director of Auditing or similar positions with Southland Royalty Company.

Gary D. Simpson, 46, has been Senior Vice President, Investor Relations and Finance or held similar positions with the Company since 1999. Prior to that time, Mr. Simpson was an Operations Engineer with Arco International Oil & Gas. In May 2008, Mr. Simpson was appointed to serve as an advisory director.

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

We make, and will continue to make, substantial capital expenditures for the acquisition, development, exploration and abandonment of our oil and natural gas reserves. We intend to finance our capital expenditures primarily through cash flow from operations, bank and commercial paper borrowings and public and private equity and debt offerings. Lower oil and natural gas prices, however, would reduce our cash flow and could affect our access to the capital markets. Costs of exploration and development were $3.0 billion in 2009, $3.9 billion in 2008 and $2.8 billion in 2007. During 2009, we spent $30 million on proved property acquisitions and $224 million on unproved property acquisitions. Our exploration and development budget for 2010 is $3.37 billion. An additional $530 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities in 2010.

We believe that, after debt service, we will have sufficient cash from operating activities to finance our exploration and development expenses through 2010. If revenues decrease, however, and we are unable to obtain additional debt or equity financing, we may lack the capital necessary to replace our reserves or to maintain production at current levels.

A financial crisis may impact our business and financial condition in ways that we cannot predict.

The continued uncertainties in the global financial system may continue to have an impact on our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. We believe that our development and exploration budget allows us to fund our business with anticipated internally generated cash flow. However, if we were to need to access the capital markets, as a result of this crisis we may not have the ability to raise capital. Also, if the current economic conditions do not improve, it is possible that we could have additional receivables become uncollectible and counterparties under our hedging could be unable to perform their obligations or seek bankruptcy protection. Additionally, a worsening economic situation could lead to further reductions in demand for natural gas and oil, or lower prices for natural gas and oil, or both, which could have a negative impact on our revenues.

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

One should not assume that the present value of future net cash flows from our proved reserves shown in this annual report is the current market value of our estimated oil and natural gas reserves. In accordance with Securities and Exchange Commission requirements, we base the estimated discounted future net cash flows from our proved reserves on prices based on a 12-month average price, using the first-day-of-the-month price for each month in the period, and year end costs. Prior to 2009, we used year end oil and gas prices and costs to estimate our discounted future net cash flows from our proved reserves. Actual current and future prices and costs may differ materially from those used in the net present value estimate, and as a result, net present value estimates using current prices and costs may be significantly less than the estimate which is provided in this annual report.

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

Extensive federal, state, local and foreign regulation of the oil and gas industry significantly affects our operations. In particular, our oil and natural gas exploration, development and production, and our storage and transportation of liquid hydrocarbons, are subject to stringent environmental regulations. These regulations have increased the costs of planning, designing, drilling, installing, operating and abandoning oil and natural gas wells and other related facilities. These regulations may become more demanding in the future. Matters subject to regulation include:

•	discharge permits for drilling operations;

•	drilling bonds;

•	spacing of wells;

•	unitization and pooling of properties;

•	environmental protection;

•	greenhouse gas emissions;

•	drilling techniques, including hydraulic fracturing;

•	reports concerning operations; and

•	taxation.

Under these laws and regulations, we could be liable for:

•	personal injuries;

•	property damage;

•	oil spills;

•	discharge of hazardous materials;

•	reclamation costs;

•	remediation and clean-up costs; and

•	other environmental damages.

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

Failure to complete the proposed merger with ExxonMobil could negatively impact our stock price and our future business and financial results.

On December 13, 2009, we entered into a definitive merger agreement with Exxon Mobil Corporation under which we would become a wholly owned subsidiary of ExxonMobil. As a result of the merger, each outstanding share of our common stock will be converted into 0.7098 shares of ExxonMobil common stock. If the merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the merger, we would be subject to a number of risks, including the following:

•	we may experience negative reactions from the financial markets and our customers and employees;

•	we may be required to pay ExxonMobil a termination fee of $900 million if the merger is terminated under certain circumstances;

•	we will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•

the merger agreement places certain restrictions on the conduct of our business prior to the completion of the merger or the termination of the merger agreement. Such restrictions, the waiver of which is subject to the consent of ExxonMobil (not to be unreasonably withheld, conditioned or delayed), may prevent us from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•

matters relating to the merger (including integration planning) may require substantial commitments of time and resources by our management, which would otherwise have been devoted to other opportunities that may have been beneficial to us as an independent company.

There can be no assurance that the risks described above will not materialize, and if any of them do, they may adversely affect our business, financial results and stock price.

The merger with ExxonMobil may cause disruption in our business and present difficulties attracting, motivating and retaining executives and other key employees in light of the merger.

Parties with which we do business may experience uncertainty associated with the merger, including with respect to current or future business relationships. These disruptions could have an adverse effect on our business, financial condition, results of operations or prospects. The adverse effect of such disruptions could be exacerbated by a delay in the completion of the merger or termination of the merger agreement. In addition, uncertainty about the effect of the merger on our employees may have an adverse effect on us. This uncertainty may impair our ability to attract, retain and motivate key personnel until the merger is completed. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their future roles with ExxonMobil.

The merger agreement with ExxonMobil limits our ability to pursue alternatives to the merger.

The merger agreement contains provisions that make it more difficult for us to sell the business to a party other than ExxonMobil. These provisions include a general prohibition on us or any of our employees soliciting any acquisition proposal or offer for a competing transaction, the requirement that we pay a termination fee of $900 million in the aggregate if the merger agreement is terminated in specified circumstances and the requirement that we submit the adoption of the merger agreement to a vote of our stockholders even if our board of directors changes its recommendation in favor of the adoption of the merger agreement in a manner adverse to ExxonMobil. While we believe these provisions are reasonable and not preclusive of other offers, the provisions might discourage a third party that has an interest in acquiring all of or a significant part of our business from considering or proposing that acquisition, even if that party were prepared to pay consideration with a higher per-share market price than the currently proposed merger consideration. Furthermore, the termination fee may result in a potential competing acquirer proposing to pay a lower per-share price to acquire us than it might otherwise have proposed to pay because of the added expense of the $900 million termination fee that may become payable in certain circumstances.

Item 1B.	UNRESOLVED STAFF COMMENTS

As of December 31, 2009, we do not have any Securities and Exchange Commission staff comments that have been unresolved for more than 180 days.

Item 3.	LEGAL PROCEEDINGS

In July 2005 a predecessor company that we acquired, Antero Resources Corporation, was served with a lawsuit styled Threshold Development Company, et al. v. Antero Resources Corp., which lawsuit was filed in the District Court of Wise County, Texas. The plaintiffs are surface owners, royalty owners and prior working interest owners in several oil and gas leases as well as parties to other contractual agreements under which Antero Resources Corporation owned an interest. Antero Resources Corporation, the defendant, was acquired by us on April 1, 2005. The claims related to alleged events pre-dating the acquisition and concern non-payment of royalties, improper calculation of royalties, improper pricing related to royalties, trespass, failure to develop and breach of contract. We settled all claims related to the payment of royalties and trespass. Under the remaining claims, the plaintiffs sought both damages and termination of the existing oil and gas leases covering their interests. In October 2008, the trial court granted our motion for summary judgment, resulting in the dismissal of the plaintiffs’ remaining claims. The plaintiffs have appealed the court’s judgment. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on our earnings, cash flows or financial position.

In November 2008, an action was filed against the Company and our directors styled Freedman v. Adams, et al. in the Delaware Court of Chancery. The plaintiff is alleged to be a stockholder and brings the suit as a derivative action on behalf of the Company. The plaintiff seeks an equitable accounting for the alleged losses by the Company and injunctions mandating that a Section 162(m) plan be submitted to our stockholders for their approval and against further non-deductible payments, along with an award of accountants’, experts’ and attorneys’ fees. We have filed a motion to dismiss. While we did not have in place a Section 162(m) plan at the time the suit was filed for cash payments, the Board of Directors approved a Section 162(m) plan in February 2009 that was approved by our stockholders at our annual meeting in May 2009. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit, and we intend to vigorously defend the action.

In September 2008, a class action lawsuit was filed against the Company styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. We removed the case to federal court in Wichita, Kansas. The plaintiffs allege that we have improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. We have answered, denying all claims, and have filed motions to dismiss a portion of the claims. The federal court recently granted our motion for summary judgment concerning prior settled class actions that overlap plaintiff’s proposed class action. The court also granted our motion to dismiss those portions of plaintiff’s class that are currently being prosecuted in another case. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on our earnings, cash flows or financial position.

On December 14, 2009, Exxon Mobil Corporation and XTO Energy announced that the companies had entered into a definitive agreement under which we would become a wholly owned subsidiary of ExxonMobil. As a result of this announcement, a number of putative shareholder class actions have been filed, alleging breaches of fiduciary duties by the individual members or our Board of Directors. Each lawsuit generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the merger, imposition of constructive trusts in favor of plaintiffs and putative class members and unspecified monetary damages. Several putative shareholders have also filed an individual lawsuit in federal court alleging violations of the federal securities laws based on alleged false and material misrepresentations or omissions in the preliminary proxy filed with the Securities and Exchange Commission in connection with the proposed merger. The federal individual action also seeks to enjoin the proposed merger.

Two putative shareholder class actions were filed in the Delaware Court of Chancery between December 17, 2009 and December 18, 2009. Those cases are styled as (i) Teamsters Allied Benefit Funds, et al. v. XTO Energy Inc., et al., Case No. 5150, filed on December 17, 2009 and (ii) Nicholas Lombardi v. XTO Energy Inc., et al., Case No. 5152, filed on December 18, 2009. On December 22, 2009, the Delaware Court of Chancery entered an order consolidating the complaints filed as of that date under the caption In re XTO Energy Inc. Shareholders Litigation.

Eleven putative shareholder class actions were filed in the District Courts of Tarrant County, Texas between December 14, 2009, and January 6, 2010. Those cases are styled: (i) Mary Pappas, et al. v. XTO Energy Inc., et al., No. 342-242403-09, filed on December 14, 2009; (ii) Sanjay Israni, et al. v. XTO Energy Inc., et al., No. 017-242424-09, filed on December 15, 2009; (iii) Michael Walsh, et al. v. XTO Energy Inc., et al., No. 153-242432-09, filed on December 15, 2009; (iv) Ronald Gross, et al. v. XTO Energy Inc., et al., No. 141-242460-09, filed on December 16, 2009; (v) Jeffrey Fink, et al. v. Bob R. Simpson, et al., No. 048-242500-09, filed on December 17, 2009; (vi) Lawrence Treppel, et al. v. XTO Energy Inc., et al., No. 342-242523-09, filed on December 18, 2009; (vii) Nicholas Weil, et al. v. XTO Energy Inc., et al., No. 096-242526-09, filed on December 18, 2009; (viii) Charles Kreps, et al. v. XTO Energy Inc., et al., Case No. 352-242548-09, filed on December 21, 2009; (ix) Murray Silver, et al. v. XTO Energy Inc., et al., No. 342-242630-09, filed on December 22, 2009; (x) William Stratton, et al. v. XTO Energy Inc., et al., No. 096-242775-09, filed on December 30, 2009; and (xi) United Food and Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund v. XTO Energy Inc., et al., No. 342-242849-10, filed on January 6, 2010. On January 12, 2010, the court entered orders consolidating the eleven cases filed as of that date under the caption In re XTO Energy Shareholder Class Action Litigation.

Two putative shareholder class actions were filed in the United States District Court for the Northern District of Texas between December 28, 2009 and January 5, 2010. Those cases are styled (i) James Harrison, et al. v. XTO Energy Inc., et al., No. 4:09-cv-768, filed on December 28, 2009 and (ii) Walt Schumann, et al. v. XTO Energy Inc., et al., No. 4:10-cv-007, filed on January 5, 2010. On February 5, 2010, the plaintiffs in the two federal actions filed an unopposed motion to consolidate the cases.

Several putative shareholders filed an individual action in the United States District Court for the Northern District of Texas on February 11, 2010 alleging violations of the federal securities laws based on alleged false and material misrepresentations or omissions in the preliminary proxy filed with the Securities and Exchange Commission in connection with the proposed merger. That case is styled Mary Pappas, et al. v. Bob R. Simpson, et al., No. 4:10-cv-00094-A, filed February 11, 2010.

We believe that all of the putative shareholder lawsuits are without merit and intend to vigorously defend against such claims.

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

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange and trades under the symbol “XTO.” On December 13, 2009, we entered into a definitive merger agreement with Exxon Mobil Corporation under which we would become a wholly owned subsidiary of ExxonMobil. As a result of the merger, each outstanding share of our common stock will be converted into 0.7098 shares of ExxonMobil common stock. Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders, as well as certain governmental and regulatory approvals. We currently expect to complete the merger in the second quarter of 2010, however, no assurance can be given as to when, or if, the merger will occur.

The following table sets forth quarterly high and low closing prices and cash dividends declared for each quarter of 2009 and 2008:

	High	Low	Cash Dividend
2009
First Quarter	$39.92	$29.19	$0.125
Second Quarter	44.27	31.50	0.125
Third Quarter	42.91	33.88	0.125
Fourth Quarter	47.86	38.96	0.125

2008
First Quarter	$63.13	$48.73	$0.120
Second Quarter	73.40	61.18	0.120
Third Quarter	69.16	43.54	0.120
Fourth Quarter	45.69	26.71	0.120

The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters the Board of Directors deems relevant. In addition, under the terms of the merger agreement with ExxonMobil, during the period before the closing of the merger, we are prohibited from declaring, setting aside or paying any dividend or other distribution except for our regular quarterly cash dividend, which is not to exceed $0.125 per share. The merger agreement also provides that we will coordinate the declaration of dividends with ExxonMobil before the completion of the merger so that both our shareholders and the shareholders of ExxonMobil only receive, in any quarter, one dividend from each company.

On February 16, 2010, the Board of Directors declared a quarterly dividend of $0.125 per common share, payable on April 15, 2010 to stockholders of record on March 31, 2010. On February 19, 2010, we had 2,294 stockholders of record.

The following summarizes purchases of our common stock during fourth quarter 2009:

Month	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October	21,882		$44.34	—
November	246,699		$42.36	—
December	1,710,005		$46.54	—

Total	1,978,586	(2)	$46.00	—	22,208,000

(1)	The Company has a repurchase program approved by the Board of Directors in August 2004 for the repurchase of up to 25 million shares of the Company’s common stock.
(2)	Does not include performance or restricted share forfeitures. Includes 1,459,753 shares of common stock delivered or attested to in satisfaction of the exercise price upon the exercise of employee stock options under both the 1998 and 2004 Stock Incentive Plans. Also includes 518,833 shares of common stock purchased during the quarter from employees in connection with the settlement of income tax withholding obligations upon vesting of restricted shares and performance shares under the 2004 Stock Incentive Plan. These share purchases were not part of a publicly announced program to purchase common shares.

Item 6.	SELECTED FINANCIAL DATA

The following table shows selected financial information for each of the years in the five-year period ended December 31, 2009. Significant producing property acquisitions in each of the years presented affect the comparability of year-to-year financial and operating data. See Items 1 and 2, Business and Properties, “Acquisitions.” All weighted average shares and per share data have been adjusted for the five-for-four stock split effected in December 2007 and the four-for-three stock split effected in March 2005. This information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements at Item 15(a).

(in millions except production, per share and per unit data)	2009	2008		2007	2006		2005
Consolidated Income Statement Data
Revenues:
Gas and natural gas liquids	$6,322	$5,728		$4,214	$3,490		$2,787
Oil and condensate	2,605	1,796		1,204	1,002		670
Gas gathering, processing and marketing	125	168		100	86		56
Other	12	3		(5)	(2)		6

Total Revenues	$9,064	$7,695		$5,513	$4,576		$3,519

Net Income	$2,019 (a)	$1,912	(b)	$1,691 (c)	$1,860	(d)	$1,152	(e)

Earnings per common share: (f)
Basic	$3.48	$3.58		$3.57	$4.07		$2.57

Diluted	$3.46	$3.54		$3.52	$4.02		$2.52

Cash dividends declared per common share	$0.500	$0.480		$0.408	$0.252	(g)	$0.180

Consolidated Statement of Cash Flows Data
Cash provided (used) by:
Operating activities	$5,954	$5,235		$3,639	$2,859		$2,094
Investing activities	$(4,057)	$(13,006)		$(7,345)	$(3,036)		$(2,908)
Financing activities	$(1,913)	$7,796		$3,701	$180		$806

Consolidated Balance Sheet Data
Property and equipment, net	$31,934	$31,281		$17,200	$10,824		$8,508
Total assets	$36,255	$38,254		$18,922	$12,885		$9,857
Total debt	$10,487	$11,959		$6,320	$3,451		$3,109
Stockholders’ equity	$17,326	$17,347		$7,941	$5,865		$4,209

Operating Data
Average daily production:
Gas (Mcf)	2,342,488	1,905,443		1,457,802	1,186,330		1,033,143
Natural gas liquids (Bbls)	20,560	15,624		13,545	11,854		10,445
Oil (Bbls)	66,297	56,025		47,047	45,041		39,051
Mcfe	2,863,631	2,335,336		1,821,353	1,527,705		1,330,121
Average realized sales price:
Gas (per Mcf)	$7.13	$7.81		$7.50	$7.69		$7.04
Natural gas liquids (per Bbl)	$30.03	$48.76		$45.37	$37.03		$34.10
Oil (per Bbl)	$107.65	$87.59		$70.08	$60.96		$47.03
Production expense (per Mcfe)	$0.96	$1.10		$0.93	$0.88		$0.84
Taxes, transportation and other expense (per Mcfe)	$0.65	$0.82		$0.67	$0.67		$0.63
Proved reserves:
Gas (Mcf)	12,501.7	11,802.9		9,441.1	6,944.2		6,085.6
Natural gas liquids (Bbls)	93.2	75.8		66.8	53.0		47.4
Oil (Bbls)	294.4	267.5		241.2	214.4		208.7
Mcfe	14,827.2	13,862.4		11,289.0	8,548.6		7,622.2

Other Data
Ratio of earnings to fixed charges (h)	6.5	6.6		9.6	15.2		11.7

(a)	Includes pre-tax effects of a $130 million non-cash derivative fair value loss and a $17 million gain on extinguishment of debt.
(b)	Includes pre-tax effects of a $72 million non-cash derivative fair value gain and a $128 million impairment of proved properties.
(c)	Includes pre-tax effects of a $43 million non-cash derivative fair value loss.
(d)	Includes pre-tax effects of a gain on the distribution of Hugoton Royalty Trust units of $469 million, income tax expense related to enactment of a new State of Texas margin tax of $34 million and a $39 million non-cash derivative fair value gain.
(e)	Includes pre-tax effects of a $39 million non-cash derivative fair value gain, non-cash performance award compensation of $34 million, and a gain of $10 million on the exchange of producing properties.
(f)	Effective January 1, 2009, we adopted the authoritative guidance for earnings per share as it relates to determining whether instruments granted in share based payment transactions are participating securities. Under the guidance, share-based payment awards that contain nonforfeitable rights to dividends, as is the case with our restricted and performance shares, are participating securities and therefore should be included in computing earnings per share using the two-class method. As a result of adoption, we retrospectively adjusted the calculation of our 2008 and prior periods’ earnings per share on a basis consistent with 2009.
(g)	Excludes the May 2006 distribution of all of the Hugoton Royalty Trust units owned by the Company to its stockholders as a dividend with a market value of approximately $1.35 per common share.
(h)	For purposes of calculating this ratio, earnings are before income tax and fixed charges. Fixed charges include interest costs and the portion of rentals considered to be representative of the interest factor.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On December 13, 2009, we entered into a definitive merger agreement with Exxon Mobil Corporation under which we would become a wholly owned subsidiary of ExxonMobil. As a result of the merger, each outstanding share of our common stock will be converted into 0.7098 shares of ExxonMobil common stock. Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders, as well as certain governmental and regulatory approvals. We currently expect to complete the merger in the second quarter of 2010, however, no assurance can be given as to when, or if, the merger will occur.

In 2009, we achieved the following record financial and operating results:

•

Average daily gas production was 2.34 Bcf, a 23% increase from 2008, average daily oil production was 66.3 MBbls, an 18% increase from 2008, and average daily natural gas liquids production was 20.6 MBbls, a 32% increase from 2008.

•	Year-end proved reserves were 14.83 Tcfe, a 7% increase from year-end 2008.

•	Cash flow from operating activities was $6.0 billion, a 14% increase from 2008.

•	Long-term debt including current maturities was $10.5 billion, a $1.5 billion, or 12% decrease from year-end 2008.

We achieve production and proved reserve growth through a combination of low-risk development, generally funded by cash flow from operating activities, and acquisitions of both producing and unproved properties. Funding sources for our acquisitions include proceeds from sales of public and private equity and debt, bank or commercial paper borrowings and cash flow from operating activities. During 2009, we acquired $30 million of proved properties with proved reserves of 22.4 Bcf of natural gas and 0.1 million Bbls of natural gas liquids as well as $224 million of unproved properties. Our 2010 development budget is $3.37 billion. Additionally, $530 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities.

In a trend that began in 2004 and continued until mid-2008, commodity prices for natural gas, natural gas liquids and crude oil increased significantly. However, due to oversupply concerns, tightened credit markets and lower demand in slowing U.S. and global economies, commodity prices declined sharply in the second half of 2008. In 2009, signs of economic improvement resulted in higher oil prices but oversupply concerns continued to weigh on natural gas prices throughout the year (see “Significant Events, Transactions and Conditions-Product Prices”).

The higher prices in recent years led to increased activity in the industry, including the highest drilling rig levels in 25 years and increased demand for oil and gas properties. All of these factors led to significant cost inflation throughout the industry—such as labor, production expenses, drilling costs and acquisition prices. As a result of the U.S. and global recession and tightened credit markets, which led to sharp declines in commodity prices in the latter half of 2008, drilling rig counts decreased, acquisition activity slowed, and all industry costs declined.

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

Our goal for 2010 is to increase production by approximately 10%. To achieve future production and reserve growth, we will continue to evaluate development projects and acquisitions that meet our criteria. We cannot ensure that we will be able to find properties that meet our acquisition criteria and that we can purchase such properties on acceptable terms (see “Liquidity and Capital Resources-Capital Expenditures”).

Increased activity in the oil and gas producing industry also had an effect on our ability to hire qualified people including not only operational employees, but also all classifications of industry-specific professionals. However, with the recent decrease in industry activity, it has become easier to find qualified employees. We continue to hire the employees we need to adequately staff our operations. Our employee turnover continues to remain low with total turnover of 5.6% in 2009 and 7.2% in 2008.

Sales prices for our natural gas, oil and natural gas liquids production are influenced by supply and demand conditions over which we have little or no control, including weather and regional and global economic conditions. To provide predictable production growth, we may hedge a portion of our production at commodity prices management deems attractive to ensure stable cash flow margins to fund our operating commitments and development program. As of February 2010, we have hedged 1.25 Bcf per day of our 2010 natural gas production at an average NYMEX price of $7.49 per Mcf and 70 MBbls per day of our 2010 crude oil production at an average NYMEX price of $95.70 per Bbl. Our average realized price on hedged production will be lower than these average NYMEX prices because of location, quality and other adjustments.

In 2010, given our hedge position and current commodity strip pricing, we expect to generate enough cash flow from operations to fund our capital expenditures and to have the ability to reduce debt by more than $500 million.

The combined effect of higher oil prices, a 23% increase in gas production, an 18% increase in oil production and a 31% increase in natural gas liquids production partially offset by decreased natural gas and natural gas liquids prices resulted in an 18% increase in total revenues to $9.1 billion in 2009 from $7.7 billion in 2008. On a per Mcfe produced basis, total revenues were $8.67 in 2009, a 4% decrease from $9.00 in 2008.

We analyze on a per Mcfe produced basis, the following expenses, most of which trend with changes in production:

	2009	2008	Increase (Decrease)
Production	$0.96	$1.10	(13)%
Taxes, transportation and other	0.65	0.82	(21)%
Depreciation, depletion and amortization	2.95	2.37	24%
Accretion of discount in asset retirement obligation	0.04	0.04	—
General and administrative, excluding stock compensation	0.21	0.25	(16)%
Interest	0.50	0.56	(11)%

	$5.31	$5.14	3%

Production expense per Mcfe declined 13% primarily because of decreased power, fuel, compression, carbon dioxide injection and water disposal costs. Power, fuel and carbon dioxide injection costs vary with product prices. Taxes, transportation and other expense is primarily based on product revenues. The 21% decrease in transportation and other expense is primarily because of lower product prices, before hedging, partially offset by higher property taxes primarily due to development and the 2008 acquisitions. The 24% increase in depreciation, depletion and amortization per Mcfe resulted from higher acquisition, development and facility costs, the effect of downward revisions to proved oil and gas reserves due to lower commodity prices and a $91 million, or $0.09 per Mcfe, increase in the impairment of unproved properties. These increases were partially offset by a decrease in the impairment of proved properties of $128 million, or $0.15 per Mcfe. General and administrative expense per Mcfe decreased 16% due to increased production outpacing personnel and other expenses related to Company growth. The 11% decrease in interest expense is primarily because of increased production and a gain on extinguishment of debt of $17 million, which was partially offset by a 10% increase in weighted average borrowings to fund our 2008 acquisitions.

Significant expenses that generally do not trend with production include:

Non-cash stock incentive compensation. Stock incentive compensation expense was $137 million in 2009 compared to $170 million in 2008. The decrease is primarily related to a decline in both the number and value of grants made in 2009 compared to 2008.

Derivative fair value (gain) loss. This is the net realized and unrealized gain or loss on derivative financial instruments that does not qualify for hedge accounting treatment and fluctuates based on changes in the fair value of underlying commodities. The net derivative fair value loss was $24 million in 2009 compared to a gain of $85 million in 2008.

Our primary sources of liquidity are cash flow from operating activities, borrowings under either our revolving credit agreement, our commercial paper program, or our other unsecured and uncommitted lines of credit and public and private offerings of equity and debt. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk (See “Liquidity and Capital Resources—Financing”).

Significant Events, Transactions and Conditions

The following events, transactions and conditions affect the comparability of results of operations and financial condition for each of the years ended December 31, 2009, 2008 and 2007 and may impact future operations and financial condition.

Acquisitions. We acquired proved and unproved properties at a total cost of $254 million in 2009, $11.0 billion in 2008 and $4.0 billion in 2007, which were funded by a combination of proceeds from sales of common stock and senior notes, borrowings under either our bank credit facilities or commercial paper program and cash flow from operating activities. We made no significant acquisitions in 2009. The following are significant acquisitions in 2008 and 2007:

Closing Date		Seller	Amount (in millions)		Acquisition Area
2008	January to June	Various	$2,253		Eastern and San Juan Regions, Barnett, Fayetteville, Woodford and Marcellus Shales
	May	Southwestern Energy Company	520		Fayetteville Shale
	July	Linn Energy, LLC	600		Marcellus Shale
		Headington Oil Company	1,804		Bakken Shale
	September	Hunt Petroleum Corporation	4,315	(a)	Eastern Region, South Texas and Gulf Coast Region and North Sea
	October	Hollis R. Sullivan, Inc.	800		Barnett Shale

2007	July	Dominion Resources, Inc.	2,576		Rocky Mountain Region, San Juan Basin and South Texas
	October	Various	550		Barnett Shale

(a)	Represents a portion of the allocated purchase price of Hunt Petroleum Corporation and includes an allocation of $4.1 billion to proved properties and $250 million to unproved properties. See Note 14 to the Consolidated Financial Statements.

2009, 2008 and 2007 Development and Exploration Programs. Gas development was concentrated in East Texas and the Barnett, Fayetteville and Woodford shales in 2009. In 2008 and 2007, gas development focused on East Texas and the Barnett Shale. Oil development was concentrated primarily in the Permian Basin and Bakken Shale in 2009 and primarily the Permian Basin during 2008 and 2007. Development costs totaled $2.5 billion in 2009, $3.4 billion in 2008 and $2.5 billion in 2007. Exploration activity in 2009 and 2008 was primarily drilling and geological and geophysical analysis, including seismic studies in the South Texas and Gulf Coast Region and the Woodford and Fayetteville Shales. Exploratory costs were $500 million in 2009, $517 million in 2008 and $257 million in 2007. Our development and exploration activities are generally funded by cash flow from operations.

2010 Acquisition, Development and Exploration Program. We have budgeted $3.37 billion for our 2010 development and exploration program, which we expect to fund using cash flow from operations. We plan to drill about 988 (833 net) development wells and perform approximately 865 (720 net) workovers and recompletions in 2010. Drilling plans are dependent upon product prices. While we expect to focus primarily on development activities in 2010, as a course of business, we review acquisition opportunities. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, public or private issuance of debt or equity, or asset sales. Our total budget for acquisitions, development and exploration will be adjusted to focus on opportunities offering the highest rates of return. Additionally, $530 million has been budgeted for the construction of pipeline infrastructure and compression and processing facilities.

Product Prices. In addition to supply and demand, oil and gas prices are affected by seasonal, political and other conditions we generally cannot control or predict.

Gas. Natural gas prices are affected by the level of North American production, weather, the U.S. economy, storage levels, crude oil prices and import levels of liquefied natural gas. Natural gas competes with alternative energy sources as fuel for heating and the generation of electricity. In the first part of 2008, prices for natural gas increased significantly reaching as high as $13 per MMBtu in July 2008. However, higher than average gas in storage caused by shale gas development and lower demand due to the U.S. recession caused natural gas prices to drop below $3 per MMBtu in September 2009. The onset of winter and decreased production has resulted in higher recent gas prices. We expect gas prices to remain volatile. As described under “Hedging Activities” below, we use commodity price hedging instruments to reduce our exposure to gas price fluctuations. The following are comparative average gas prices for the last three years:

	Year Ended December 31
(per Mcf)	2009	2008	2007
Average NYMEX price	$3.99	$9.03	$6.86
Average realized sales price	$7.13	$7.81	$7.50
Average realized sales price excluding hedging	$3.67	$8.04	$6.26

At February 19, 2010, the average NYMEX gas price for the following 12 months was $5.50 per MMBtu. As computed on an energy equivalent basis, our proved reserves were 84% natural gas at December 31, 2009. After considering hedges in place as of February 19, 2010, we estimate that a $0.10 per Mcf change in the average gas sales price would result in approximately a $44 million change in 2010 annual operating cash flow before income taxes.

Oil. Crude oil prices are generally determined by global supply and demand. In the first part of 2008, prices for oil increased significantly reaching a record high above $147 per Bbl in July 2008. However, lower demand as a result of the global economic situation caused oil prices to decline to below $40 last winter. Signs of possible economic improvement have resulted in higher oil prices. We expect oil prices to remain volatile. As described under “Hedging Activities” below, we use commodity price hedging instruments to reduce our exposure to oil price fluctuations. The following are comparative average oil prices for the last three years:

	Year Ended December 31
(per Bbl)	2009	2008	2007
Average NYMEX price	$61.82	$99.75	$72.39
Average realized sales price	$107.65	$87.59	$70.08
Average realized sales price excluding hedging	$57.10	$93.17	$68.68

At February 19, 2010, the average NYMEX oil price for the following 12 months was $81.55 per Bbl. After considering hedges in place as of February 19, 2010, we estimate that a $1.00 per barrel change in the average oil sales price would result in a minimal change in 2010 annual operating cash flow before income taxes.

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

In 2009, all hedging activities increased gas revenue by $3.0 billion and oil revenue by $1.2 billion. In 2008, all hedging activities decreased gas revenue by $159 million, natural gas liquids revenue by $19 million and oil revenue by $114 million.

The following summarizes our NYMEX hedging positions under futures contracts and swap agreements as of February 2010, excluding basis adjustments.

Our average daily production was 2.37 Bcf of gas, 64.6 MBbls of oil and 21.2 MBbls of natural gas liquids in fourth quarter 2009. Prices to be realized for hedged production will be less than these NYMEX prices because of location, quality and other adjustments. See Note 8 to the Consolidated Financial Statements.

Production Period		Mcf per Day	Weighted Average NYMEX Price Per Mcf
2010	January to December	1,250,000	$7.49
2011	January to December	250,000	$7.02

Production Period		Bbls per Day	Weighted Average NYMEX Price per Bbl
2010	January to December	70,000	$95.70

Early Settlement of Hedges. In December 2008 and January 2009, we entered into early settlement and reset arrangements with eight financial counterparties covering a portion of our 2009 natural gas and crude oil hedge volumes. As a result of these early settlements, we received approximately $2.7 billion ($1.7 billion after-tax) which was used to reduce outstanding debt. Of this amount, $453 million ($287 million after-tax) was received in 2008 and the remainder was received in 2009. Under cash flow hedge accounting, the $453 million received in 2008 was included in accumulated other comprehensive income (loss) at December 31, 2008, and was recognized in earnings during 2009 as the hedged production occurred.

Derivative Fair Value (Gain) Loss. We record in our income statements realized and unrealized derivative fair value gains and losses related to derivatives that do not qualify for hedge accounting, as well as the ineffective portion of hedge derivatives. We recorded a net derivative fair value loss of $24 million in 2009 and net derivative fair value gains of $85 million in 2008 and $11 million in 2007. Of these amounts, a $25 million gain in 2009, a $1 million gain in 2008 and an $11 million gain in 2007 was due to the ineffective portion of hedge derivatives. These ineffective hedge derivative gains and losses are primarily because of fluctuating oil and gas prices and their effect on hedges of production in areas without corresponding basis or location differential swap contracts.

Derivative fair value (gain) loss in 2009 includes a $17 million loss ($11 million after-tax) on certain crude oil swap agreements that did not qualify for hedge accounting. Derivative fair value (gain) loss in 2008 includes a $38 million loss ($24 million after-tax) on certain natural gas futures that no longer qualify for hedge accounting due to the September 2008 bankruptcy filing of Lehman Brothers Holding Inc., the parent company of one of our counterparties. The 2008 derivative fair value (gain) loss also includes a $78 million gain ($50 million after-tax) on certain crude oil swap agreements that did not qualify for hedge accounting.

Unrealized derivative gains and losses associated with effective cash flow hedges are recorded in stockholders’ equity as accumulated other comprehensive income (loss). At December 31, 2009, we have an unrealized pre-tax gain of $1.1 billion in accumulated other comprehensive income (loss) related to the fair value of derivatives designated as cash flow hedges of natural gas and crude oil price risk. Based on December 31 mark-to-market prices, essentially all of this fair value gain is expected to be reclassified into earnings in 2010. The actual reclassification to earnings will be based on mark-to-market prices at contract settlement date.

Stock-Based Compensation. Stock compensation totaled $137 million in 2009, $170 million in 2008 and $65 million in 2007. As of December 31, 2009, stock compensation expense is expected to total $90 million in 2010, $45 million in 2011, $18 million in 2012 and $8 million in 2013 related to all outstanding stock awards. These expected costs are subject to change for stock incentive awards granted after December 31, 2009.

Senior Note Offerings. In July 2007, we sold $300 million of 5.9% senior notes due August 1, 2012, $450 million of 6.25% senior notes due August 1, 2017 and $500 million of 6.75% senior notes due August 1, 2037. In August 2007, we sold an additional $250 million of the 5.9% senior notes, $300 million of the 6.25% senior notes and $450 million of the 6.75% senior notes that constituted a further issuance of the senior notes issued in July 2007. Net proceeds of $2.24 billion were used to fund a portion of the acquisition of properties from Dominion Resources, Inc. and to pay down outstanding commercial paper borrowings.

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

Shelf Registration Statement. In June 2009, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities or common stock. The securities will be offered at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities are to be used for general corporate purposes, including the reduction of bank debt.

In July 2008, we registered 11.7 million shares of our common stock, which were issued to the sellers in the acquisition of properties from Headington Oil Company. In September 2008, we registered 23.5 million shares of our common stock, which were issued to the sellers in the acquisition of Hunt Petroleum Corporation.

Repurchase of Senior Notes. In 2009, we repurchased $200 million total face amount of senior notes, including $2 million of our 5.00% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.50% senior notes due 2018, $9 million of our 6.10% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $96 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $17 million gain on extinguishment of debt, net of unamortized discounts and the write-off of deferred debt offering costs. These gains were netted against interest expense in the consolidated income statements.

Results of Operations

2009 Compared to 2008

For the year 2009, net income was $2.0 billion compared with net income of $1.9 billion for 2008. Earnings for 2009 include a $130 million ($83 million after-tax) non-cash derivative fair value loss and a $17 million ($11 million after-tax) gain on extinguishment of debt. Earnings for 2008 include a $72 million ($46 million after-tax) non-cash derivative fair value gain and a $128 million ($81 million after-tax) impairment of proved properties.

Revenues for 2009 were $9.1 billion, or 18% higher than 2008 revenues of $7.7 billion. Gas and natural gas liquids revenue increased $594 million because of a 23% increase in gas production and a 31% increase in natural gas liquids production partially offset by a 9% decrease in gas prices from an average of $7.81 per Mcf in 2008 to $7.13 in 2009 and a 38% decrease in natural gas liquids prices from an average price of $48.76 per Bbl in 2008 to $30.03 in 2009 (see “Significant Events, Transactions and Conditions – Product Prices – Gas” above). Increased production was attributable to our 2009 development program and the 2008 acquisitions.

Oil revenue increased $809 million because of an 18% increase in production, primarily due to our 2009 development program and the 2008 acquisitions, and a 23% increase in oil prices from an average of $87.59 per Bbl in 2008 to $107.65 in 2009 (see “Significant Events, Transactions and Conditions – Product Prices – Oil” above).

Expenses for 2009 totaled $5.4 billion, or 28% higher than total 2008 expenses of $4.2 billion. Increased expenses are generally related to increased production from development and acquisitions and related Company growth. Production expense increased $57 million primarily because of increased overall production and increased maintenance costs, partially offset by decreased power, fuel and carbon dioxide injection costs. Production expense per Mcfe decreased from $1.10 in 2008 to $0.96 in 2009 primarily because of decreased power, fuel, compression, carbon dioxide injection and water disposal costs. Power, fuel and carbon dioxide injection costs vary with product prices. Taxes, transportation and other expense decreased $25 million and per Mcfe decreased from $0.82 in 2008 to $0.65 in 2009 primarily because of lower production taxes and transportation costs related to lower product prices, before hedging, partially offset by higher property taxes related to development and the 2008 acquisitions. Exploration expense decreased $11 million primarily because of decreased seismic costs, partially offset by increased dry hole expense.

Depreciation, depletion and amortization (DD&A) increased $1.1 billion primarily because of higher acquisition, development and facility costs and increased production. On a per Mcfe basis, DD&A increased from $2.37 in 2008 to $2.95 in 2009 because of higher acquisition, development and facility costs per Mcfe, the effect of net downward revisions to proved oil and gas reserves due to lower commodity prices and a $91 million, or $0.09 per Mcfe, increase in the impairment of unproved properties. This was partially offset by a $128 million decrease in the impairment of proved properties. Excluding the proved property impairment, 2008 DD&A would have been $2.22 per Mcfe.

General and administrative expense decreased $26 million. Of this decrease, $33 million was the result of a decrease in non-cash incentive award compensation primarily due to a decline in both the number and value of incentive award grants made in 2009 compared to 2008. Increased general and administrative expense, excluding non-cash incentive award compensation, is primarily because of higher employee expenses related to Company growth. Excluding non-cash incentive award compensation, general and administrative expense per Mcfe was $0.21 in 2009 compared to $0.25 in 2008 as increased production outpaced increased personnel and other expenses related to Company growth.

The derivative fair value loss for 2009 was $24 million compared to a gain of $85 million in 2008. The 2009 loss and 2008 gain were primarily related to certain crude oil swap agreements that did not qualify for hedge accounting. See Note 7 to Consolidated Financial Statements.

Interest expense increased $42 million, primarily because of a 10% increase in the weighted average borrowings to partially fund 2008 property acquisitions partially offset by a $17 million gain on the extinguishment of debt. Interest expense per Mcfe decreased from $0.56 in 2008 to $0.50 in 2009 due to increased production and the gain on extinguishment of debt.

The 2009 effective income tax rate was 36.2%, as compared to a 36.8% effective rate for 2008. The current portion of total income taxes was 29% in 2009 and 13% in 2008. The higher current portion of total income taxes was primarily due to decreased development costs. Development costs are generally deducted for income tax purposes over a shorter term than for financial accounting purposes.

2008 Compared to 2007

For the year 2008, net income was $1.9 billion compared with net income of $1.7 billion for 2007. Earnings for 2008 include a $72 million ($46 million after-tax) non-cash derivative fair value gain and a $128 million ($81 million after-tax) impairment of proved properties. Earnings for 2007 include a $43 million ($28 million after-tax) non-cash derivative fair value loss.

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

Liquidity and Capital Resources

Our primary sources of liquidity are cash provided by operating activities, borrowings under either our revolving credit agreement, our other unsecured and uncommitted lines of credit or our commercial paper program, occasional proved property sales and private or public offerings of equity and debt. Other than for operations, our cash requirements are generally for the acquisition, exploration and development of oil and gas properties, and debt and dividend payments. Exploration and development expenditures and dividend payments have generally been funded by cash flow from operations. We believe that our sources of liquidity are adequate to fund our cash requirements in 2010.

Cash provided by operating activities was $6.0 billion in 2009, compared with cash provided by operating activities of $5.2 billion in 2008 and $3.6 billion in 2007. Increased cash provided by operating activities from 2008 to 2009 and from 2007 to 2008 was primarily because of increased production from acquisitions and development activity, and higher price realizations in 2008 compared to 2007. Also, 2008 benefited from the early settlement and reset arrangements with one of our financial counterparties (see “Significant Events, Transactions and Conditions – Early Settlement of Hedges” above). Cash provided by operating activities was decreased by changes in operating assets and liabilities of $265 million in 2009 and $72 million in 2007 and was increased by changes in operating assets and liabilities of $171 million in 2008. Changes in operating assets and liabilities are primarily the result of timing of cash receipts and disbursements. Cash provided by operating activities was also reduced by exploration expense, excluding dry hole expense, of $33 million in 2009, $66 million in 2008 and $31 million in 2007. Cash provided by operating activities is largely dependent on our production volumes as well as the prices received for oil and gas production. As of February 2010, we have hedged 1.25 Bcf per day of our 2010 natural gas production and 70 MBbls per day of our 2010 crude oil production. See “Significant Events, Transactions and Conditions—Product Prices” above.

During 2009, cash provided by operating activities of $6.0 billion was used to fund development costs, net property acquisitions and other net capital additions of $4.1 billion, dividends of $287 million and to pay down $1.5 billion of debt. The resulting decrease in cash and cash equivalents for the period was $16 million. During 2008, cash provided by operating activities of $5.2 billion, proceeds from the February and July 2008 common stock offerings of $2.6 billion, proceeds from the April and August 2008 debt offerings of $4.2 billion and proceeds from other borrowings of $1.1 billion were used to fund net property acquisitions, development costs and other net capital additions of $13.0 billion and dividends of $250 million. The resulting increase in cash and cash equivalents for the period was $25 million. During 2007, cash provided by operating activities of $3.6 billion, proceeds from the June 2007 common stock offering of $1.0 billion, proceeds from the July and August 2007 debt offerings of $2.2 billion and proceeds from other borrowings of $620 million were used to fund net property acquisitions, development costs and other net capital additions of $7.3 billion and dividends of $170 million. The decrease in cash and cash equivalents for the period was $5 million.

Financial Condition

Total assets decreased 5% from $38.3 billion at December 31, 2008 to $36.3 billion at December 31, 2009, primarily because of a $2.5 billion decrease in the fair value of outstanding derivatives contracts, partially offset by Company growth related to development. As of December 31, 2009, total capitalization was $27.8 billion, of which 38% was debt. Capitalization at December 31, 2008 was $29.3 billion, of which 41% was debt. The improvement in the debt-to-capitalization ratio from year-end 2008 to 2009 is primarily because of decreased debt.

Working Capital

We generally maintain low cash and cash equivalent balances because we use available funds to reduce either bank debt or borrowings under our commercial paper program. Short-term liquidity needs are satisfied by either bank commitments under our loan agreements or our commercial paper program (see “Financing” below). Because of this, and since our principal source of operating cash flows (i.e., proved reserves to be produced in the following year) cannot be reported as working capital, we often have low or negative working capital. Working capital declined from a positive position of $1.3 billion at December 31, 2008 to a positive position of $247 million at December 31, 2009. Excluding the effects of derivative fair value and deferred tax current assets and liabilities, working capital decreased $34 million from a negative position of $432 million at December 31, 2008 to a negative position of $466 million at December 31, 2009. This decrease is a result of decreased accounts receivable due to lower product prices, excluding hedges, and the increase in current maturities of long-term debt, partially offset by decreased accounts payable and accrued liabilities primarily related to lower commodity prices, excluding hedges, and lower drilling activity. Any cash settlement of hedge derivatives should generally be offset by increased or decreased cash flows from our sales of related production. Therefore, we believe that most of the changes in derivative fair value assets and liabilities are offset by changes in value of our oil and gas reserves. This offsetting change in value of oil and gas reserves, however, is not recorded in the financial statements.

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

We believe that our expected cash flow from operations, as well as our various funding facilities provide us with adequate liquidity to meet our current obligations. In 2010, given our hedge position and current commodity strip pricing, we expect to generate enough cash flow from operations to fund our capital expenditures and to have the ability to reduce debt by more than $500 million. The expected debt reduction may include bank facilities, commercial paper or senior notes.

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

Financing

On December 31, 2009, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.2 billion net of our commercial paper borrowings. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have the option, with bank approval, to increase the commitment up to an additional $660 million. The interest rate on any borrowing is generally based on LIBOR plus 0.40%. When utilization of available commitments is greater than 50%, then the interest rate on our borrowings is increased by 0.05%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%.

Our commercial paper program availability is $2.84 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On December 31, 2009, borrowings under our commercial paper program were $622 million at a weighted average interest rate of 0.3%.

We have unsecured and uncommitted lines of credit with commercial banks totaling $100 million. As of December 31, 2009, there were no borrowings under these lines.

In 2009, we repurchased $200 million total face amount of senior notes, including $2 million of our 5.00% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.50% senior notes due 2018, $9 million of our 6.10% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $96 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $17 million gain on extinguishment of debt, net of unamortized discounts and the write-off of deferred debt offering costs. These gains were netted against interest expense in the consolidated income statements.

During 2009, we utilized cash flow from operations to reduce our long-term debt including current maturities by $1.5 billion, reducing total debt to $10.5 billion at December 31, 2009.

Our revolving credit and term loan agreements contain no clauses that permit the lenders to accelerate payments or refuse to lend based on any unspecified material adverse change. However, the agreements allow the lenders to accelerate payments and terminate lending commitments if we default on any principal or interest payments under the loan agreements or our swap agreements or under any other payment obligation in excess of $100 million. We were in compliance with the terms of the credit and term loan agreements as of December 31, 2009.

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

Our senior unsecured long-term debt is currently rated Baa2 by Moody’s and BBB by Standard & Poor’s. Our short-term debt rating for our commercial paper program is currently rated P-2 by Moody’s and A-2 by Standard & Poor’s. The outlook from both rating agencies is under review pending the outcome of the proposed merger with ExxonMobil. ExxonMobil is currently rated Aaa by Moody’s and AAA by Standard & Poor’s.

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

Capital Expenditures

In 2009, exploration and development cash expenditures totaled $3.2 billion compared with $3.7 billion in 2008. We have budgeted $3.37 billion for the 2010 development and exploration program and an additional $530 million for the construction of pipeline infrastructure and compression and processing facilities. As we have done historically, we expect to fund the 2010 development program with cash flow from operations. Actual costs may vary significantly due to many factors, including development results and changes in drilling and service costs. We also may reevaluate our budget and drilling programs as a result of significant changes in oil and gas prices.

While we expect to focus on development activities in 2010, as a course of business, we actively review acquisition opportunities. If acquisition, development and exploration expenditures exceed cash flow from operations, we expect to obtain additional funding through our bank credit facilities, our commercial paper program, issuance of public or private debt or equity, or asset sales. Other than the requirement for us to maintain a debt-to-total capitalization ratio of not more than 65%, there are no restrictions under our revolving credit agreement that would affect our ability to use our remaining borrowing capacity.

To date, we have not incurred significant expenditures to comply with environmental or safety regulations, and we do not expect to during 2010. However, new regulations, enforcement policies, claims for damages or other events could result in significant future costs.

Greenhouse Gas Emissions and Climate Change Regulation

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

Dividends

The Board of Directors declared quarterly dividends of $0.096 per common share for the first three quarters of 2007, $0.12 per common share for fourth quarter 2007 and each quarter in 2008 and $0.125 per common share for each quarter in 2009. On February 16, 2010, the Board of Directors declared a first quarter 2010 dividend of $0.125 per common share. In addition, under the terms of the merger agreement with ExxonMobil, during the period before the closing of the merger, we are prohibited from declaring, setting aside or paying any dividend or other distribution except for our regular quarterly cash dividend, which is not to exceed $0.125 per share. The merger agreement also provides that we will coordinate the declaration of dividends with ExxonMobil before the completion of the merger so that both our shareholders and the shareholders of ExxonMobil only receive, in any quarter, one dividend from each company.

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

Contractual Obligations and Commitments

The following summarizes our significant obligations and commitments to make future contractual payments as of December 31, 2009. We have not guaranteed the debt or obligations of any other party, nor do we have any other arrangements or relationships with other entities that could potentially result in unconsolidated debt or losses.

		Payments Due by Year
(in millions)	Total	2010	2011	2012	2013	2014	After 2014
Debt	$10,522	$250	$—	$900	$2,522	$500	$6,350
Operating leases	77	29	23	14	8	3	—
Drilling contracts	129	104	23	2	—	—	—
Purchase commitments	30	30	—	—	—	—	—
Transportation contracts	1,854	210	224	226	221	217	756
Derivative contract liabilities at December 31, 2009 fair value	173	167	3	3	—	—	—

Total	$12,785	$790	$273	$1,145	$2,751	$720	$7,106

Debt. Debt amounts represent scheduled maturities of our debt obligations at December 31, 2009, excluding $35 million of net discounts on our senior notes included in the carrying value of debt. At December 31, 2009, borrowings were $622 million under our commercial paper program. Because we had the intent and ability to refinance the balance due with borrowings under our credit facility due in April 2013, the $622 million outstanding under the commercial paper program is reflected in the table above as due in 2013. Borrowings of $600 million under our term loans are due in 2013, and our senior notes, totaling $9.3 billion, are due 2010 through 2038. For further information regarding long-term debt, see Note 3 to Consolidated Financial Statements.

Drilling Contracts. We have contracts with various drilling contractors to use 50 drilling rigs with terms of up to three years. Early termination of these contracts at December 31, 2009 would have required us to pay maximum penalties of $66 million. Based upon our planned drilling activities, we do not expect to pay significant early termination penalties.

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

Derivative Contracts. We have entered into futures contracts and swaps to hedge our exposure to natural gas and oil price fluctuations. If market prices are higher than the contract prices when the cash settlement amount is calculated, we are required to pay the contract counterparties. As of December 31, 2009, the current liability related to such contracts was $167 million and the noncurrent liability was $6 million. While such payments generally will be funded by higher prices received from the sale of our production, production receipts may be received as much as 55 days after payment to counterparties and can result in draws on our revolving credit facility, our other unsecured and uncommitted lines of credit or our commercial paper program. See Note 7 to Consolidated Financial Statements.

Related Party Transactions

Jack Randall, one of our nonemployee directors, was a co-founder and director of Randall & Dewey Partners, L.P., which was acquired by Jefferies Group, Inc. in 2005 and now operates as Jefferies & Company, Inc. Jefferies served as one of our financial advisors in connection with the announced merger with ExxonMobil. If the merger is completed, we have agreed to pay Jefferies a transaction fee of $24 million. In addition, we agreed to reimburse Jefferies for all reasonable and documented out-of-pocket expenses, including legal fees, incurred in connection with the services it provides to us in connection with the merger and have agreed to indemnify Jefferies against certain liabilities. In addition, Jefferies performed property acquisition advisory services for us in prior years. A division of Jefferies also performed co-manager services on our February and August 2008 and June 2007 common stock offerings and our April and July 2008 and July and August 2007 senior note offerings. We paid, for the credit of Jefferies, total fees of $11.8 million in 2008 and $3.4 million in 2007. There were no amounts payable at December 31, 2009 or 2008.

In February 2007, in recognition of the Chairman of the Board and Founder and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution was paid in two equal installments of $3.4 million in each of 2007 and 2008. Concurrently, our Chairman of the Board and Founder, made a $3.2 million pledge for the same project. He fulfilled his obligation in 2008. In return for these contributions, we, along with our Chairman of the Board and Founder, obtained naming rights for the building and certain facilities within the building.

In November 2007, the Board of Directors approved and we paid our Chairman of the Board and Founder $150,000 for an easement across his property in North Texas plus an additional $36,000 for damages. The easement was for approximately 10,000 feet at the standard easement rate in the area of $15 per foot.

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

The impairment assessment process is primarily dependent upon the estimate of proved reserves. Any overstatement of estimated proved reserve quantities would result in an overstatement of estimated future net cash flows, which could result in an understated assessment of impairment. The subjectivity and risks associated with estimating proved reserves are discussed under “Oil and Gas Reserves” below. Prediction of product prices is subjective since prices are largely dependent upon supply and demand resulting from global and national conditions generally beyond our control. However, management’s assessment of product prices for purposes of impairment is consistent with that used in its business plans and investment decisions. While there is judgment involved in management’s estimate of future product prices, the potential impact on impairment has not been significant since product prices have been substantially higher than our net acquisition and development costs per Mcfe. However, with the deepening U.S. recession and the slowing global economy, product prices declined significantly, resulting in a change in our development drilling plans. Though projected product prices less expenses are still expected by management to be higher than our net acquisition and development costs per Mcfe for most of our properties, we recognized a $128 million impairment of proved properties in 2008. Prior to 2008, our historical impairment of proved properties had been limited to an immaterial impairment in 1998. We believe that a sensitivity analysis regarding the effect of changes in assumptions on estimated impairment is impracticable to provide because of the number of assumptions and variables involved which have interdependent effects on the potential outcome.

Oil and Gas Reserves

Our proved oil and gas reserves are estimated by independent petroleum engineers. Reserve engineering is a subjective process that is dependent upon the quality of available data and the interpretation thereof, including evaluations and extrapolations of well flow rates and reservoir pressure. Estimates by different engineers often vary, sometimes significantly. In addition, physical factors such as the results of drilling, testing and production subsequent to the date of an estimate, as well as economic factors such as changes in product prices, may justify revision of such estimates. Because proved reserves are required to be estimated using the 12-month average prices, estimated reserve quantities can be significantly impacted by changes in product prices.

Depreciation, depletion and amortization of producing properties is computed on the unit-of-production method based on estimated proved oil and gas reserves. While total DD&A expense for the life of a property is limited to the property’s total cost, proved reserve revisions result in a change in timing of when DD&A expense is recognized. Downward revisions of proved reserves result in an acceleration of DD&A expense, while upward revisions tend to lower the rate of DD&A expense recognition. As shown in Note 16 to the Consolidated Financial Statements, net downward revisions of proved reserves on an Mcfe basis occurred in 2009 and 2008, which will result in an increase in DD&A expense of approximately 3% in 2010 and resulted in an increase in DD&A expense of approximately 8% in 2009. Net upward revisions occurred to proved reserves on an Mcfe basis in 2007, resulting in a decrease in DD&A expense of approximately 1% in 2008. Based on proved reserves at December 31, 2009, we estimate that a 1% change in proved reserves would increase or decrease 2010 DD&A expense by approximately $34 million.

During 2009, development and exploration activities resulted in extensions, additions, discoveries and net revisions of proved reserves that were 190% of our 2009 production. Over the last five years, our proved reserve extensions, additions, discoveries and net revisions averaged 230% of our production for this period. Our proved reserve extensions, additions and discoveries in 2009 included an increase of 1.8 Tcfe in proved undeveloped reserves, or approximately 73% of our total extensions, additions and discoveries. The remaining extensions, additions and discoveries were proved developed reserves. Over the past five years, approximately 73% of our proved reserves extensions, additions and discoveries were proved undeveloped reserves. Our 2009 development drilling program resulted in the conversion of approximately 16% of our proved undeveloped reserves into proved developed reserves during the year. Development of our proved undeveloped reserves is not subject to significant uncertainties such as regulatory approvals, and we believe that we have adequate resources to develop these reserves, dependent on commodity prices not declining significantly. We believe that reserve additions, comparable to these historical reserve additions, are attainable in the near term future, subject to product prices and development costs remaining at levels to ensure economic viability.

The standardized measure of discounted future net cash flows and changes in such cash flows, as reported in Note 16 to Consolidated Financial Statements, are prepared using assumptions required by the Financial Accounting Standards Board and the Securities and Exchange Commission. Such assumptions include 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs. Discounted future net cash flows are calculated using a 10% rate. Changes in any of these assumptions could have a significant impact on the standardized measure. Accordingly, the standardized measure does not represent management’s estimated current market value of proved reserves.

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

Our liability is determined using significant assumptions, including current estimates of plugging and abandonment costs, annual inflation of these costs, the productive lives of wells and our risk-adjusted interest rate. Changes in any of these assumptions can result in significant revisions to the estimated asset retirement obligation. For example, as we analyze actual plugging and abandonment information, we may revise our estimates of current costs, the assumed annual inflation of these costs and/or the assumed productive lives of our wells. During 2009, we revised our existing estimated asset retirement obligation by $7 million, or approximately 1% of the asset retirement obligation at December 31, 2008, based on a review of current plugging and abandonment costs. Over the past five years, revisions to the estimated asset retirement obligation averaged approximately 10% of the asset retirement obligation at the beginning of the year. Revisions to the asset retirement obligation are recorded with an offsetting change to producing properties, resulting in prospective changes to depreciation, depletion and amortization expense and accretion of discount. Because of the subjectivity of assumptions and the relatively long lives of most of our wells, the costs to ultimately retire our wells may vary significantly from prior estimates.

Commodity Prices and Risk Management

Commodity prices significantly affect our operating results, financial condition, cash flows and ability to borrow funds. Current market oil and gas prices are affected by supply and demand as well as seasonal, political and other conditions which we generally cannot control. Oil and gas prices and markets are expected to continue their historical volatility. See “Significant Events, Transactions and Conditions—Product Prices” above.

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

Goodwill

Goodwill is not amortized to earnings but is tested, at least annually, for impairment at the reporting unit level. We conduct the goodwill impairment test effective October 1 of each year. Other events and changes in circumstances may also require goodwill to be tested for impairment between annual measurement dates. The first step of that process is to compare the fair value of the reporting unit to which goodwill has been assigned to the carrying amount of the associated net assets. If the estimated fair value is greater than the carrying amount of the reporting unit, then no impairment loss is required. The annual test indicated no impairment.

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

Production Imbalances

We have gas production imbalance positions that are the result of partial interest owners selling more or less than their proportionate share of gas on jointly owned wells. Imbalances are generally settled by disproportionate gas sales over the remaining life of the well, or by cash payment by the overproduced party to the underproduced party. We use the entitlement method of accounting for natural gas sales. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Our net gas imbalances at December 31, 2009 and 2008, were immaterial.

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

Interest Rate Risk

We are exposed to interest rate risk on short-term and long-term debt carrying variable interest rates. At December 31, 2009, our variable rate debt had a carrying value of $1.2 billion, which approximated its fair value, and our fixed rate debt had a carrying value of $9.3 billion and an approximate fair value of $10.3 billion. We attempt to balance variable rate debt, fixed rate debt and debt maturities to manage interest cost, interest rate volatility and financing risk. This is accomplished through a mix of bank debt with short-term variable rates and fixed rate senior and subordinated debt, as well as the occasional use of interest rate swaps.

The following table shows the carrying amount and fair value of long-term debt and the hypothetical change in fair value that would result from a 100-basis point change in interest rates. Unless otherwise noted, the hypothetical change in fair value could be a gain or a loss depending on whether interest rates increase or decrease.

(in millions)	Carrying Amount	Fair Value (a)	Hypothetical Change in Fair Value
Total debt as of December 31, 2009	$(10,487)	$(11,526)	$704
Total debt as of December 31, 2008	$(11,959)	$(11,421)	$644

(a)	Fair value is based upon current market quotes and is the estimated amount required to purchase our debt on the open market. This estimated value does not include any redemption premium.

Commodity Price Risk

We have hedged a portion of our price risks associated with our natural gas and crude oil sales. As of December 31, 2009, our outstanding futures contracts and swap agreements had a net fair value gain of $1.1 billion. The following table shows the fair value of our derivative contracts and the hypothetical change in fair value that would result from a 10% change in commodities prices or basis prices at December 31, 2009. The hypothetical change in fair value could be a gain or a loss depending on whether prices increase or decrease.

(in millions)	Fair Value	Hypothetical Change in Fair Value
Natural gas futures and sell basis swap agreements	$778	$299
Natural gas purchase basis swap agreements	$10	$—
Crude oil futures and differential swaps	$329	$206

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

There have been no changes in accountants or any disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two years ended December 31, 2009.

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

c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	OTHER INFORMATION

None.

PART III

Except for the portion of Item 10 relating to Executive Officers of the Registrant which is included in Part I of this Report or is included below, the information called for by Items 10 through 14 is incorporated by reference to the Proxy Statement or an amendment to this Annual Report on Form 10-K in Form 10-K/A to be filed with the Securities and Exchange Commission no later than April 30, 2010.

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

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this report:

		Page
1.	Financial Statements:

	Consolidated Balance Sheets at December 31, 2009 and 2008	55
	Consolidated Income Statements for the years ended December 31, 2009, 2008 and 2007	56
	Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007	57
	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007	58
	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007	59
	Notes to Consolidated Financial Statements	60
	Management’s Report on Internal Control over Financial Reporting	93
	Report of Independent Registered Public Accounting Firm	94

2.	Financial Statement Schedules:

	All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements

(b) Exhibits

See Index to Exhibits at page 96 for a description of the exhibits filed as a part of this report. Documents filed prior to June 1, 2001, were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

XTO ENERGY INC.

Consolidated Balance Sheets

(in millions, except shares)	December 31
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$9	$25
Accounts receivable, net	965	1,217
Derivative fair value	1,222	2,735
Current income tax receivable	170	57
Other	182	224

Total Current Assets	2,548	4,258

Property and Equipment, at cost—successful efforts method:
Proved properties	34,180	30,994
Unproved properties	3,691	3,907
Other	2,810	2,239

Total Property and Equipment	40,681	37,140
Accumulated depreciation, depletion and amortization	(8,747)	(5,859)

Net Property and Equipment	31,934	31,281

Other Assets:
Derivative fair value	68	1,023
Acquired gas gathering contracts, net of accumulated amortization	97	105
Goodwill	1,475	1,447
Other	133	140

Total Other Assets	1,773	2,715

TOTAL ASSETS	$36,255	$38,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued liabilities	$1,482	$1,912
Payable to royalty trusts	28	13
Current maturities of long-term debt	250	—
Derivative fair value	167	35
Deferred income tax payable	342	940
Other	32	30

Total Current Liabilities	2,301	2,930

Long-term Debt	10,237	11,959

Other Liabilities:
Derivative fair value	6	—
Deferred income taxes payable	5,522	5,200
Asset retirement obligation	783	735
Other	80	83

Total Other Liabilities	6,391	6,018

Commitments and Contingencies (Note 6)

Stockholders’ Equity:
Common stock ($0.01 par value, 1,000,000,000 shares authorized, 589,361,021 and 585,094,847 shares issued)	6	6
Additional paid-in capital	8,471	8,315
Treasury stock, at cost (6,345,697 and 5,563,247 shares)	(177)	(147)
Retained earnings	8,317	6,588
Accumulated other comprehensive income (loss)	709	2,585

Total Stockholders’ Equity	17,326	17,347

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,255	$38,254

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Income Statements

	Year Ended December 31
(in millions, except per share data)	2009	2008	2007
REVENUES
Gas and natural gas liquids	$6,322	$5,728	$4,214
Oil and condensate	2,605	1,796	1,204
Gas gathering, processing and marketing	125	168	100
Other	12	3	(5)

Total Revenues	9,064	7,695	5,513

EXPENSES
Production	999	942	615
Taxes, transportation and other	678	703	444
Exploration	77	88	52
Depreciation, depletion and amortization	3,079	2,025	1,187
Accretion of discount in asset retirement obligation	40	31	22
Gas gathering and processing	124	101	81
General and administrative	356	382	231
Derivative fair value (gain) loss	24	(85)	(11)

Total Expenses	5,377	4,187	2,621

OPERATING INCOME	3,687	3,508	2,892

OTHER EXPENSE
Interest expense, net	524	482	250

INCOME BEFORE INCOME TAX	3,163	3,026	2,642

INCOME TAX EXPENSE
Current	333	140	292
Deferred	811	974	659

Total Income Tax Expense	1,144	1,114	951

NET INCOME	$2,019	$1,912	$1,691

EARNINGS PER COMMON SHARE
Basic	$3.48	$3.58	$3.57

Diluted	$3.46	$3.54	$3.52

DIVIDENDS DECLARED PER COMMON SHARE	$0.50	$0.48	$0.408

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Comprehensive Income

	Year Ended December 31
(in millions)	2009	2008	2007
Net Income	$2,019	$1,912	$1,691

Other comprehensive income (loss):
Change in hedge derivative fair value	1,213	3,852	(126)
Realized (gain) loss on hedge derivative contract settlements reclassified into earnings from accumulated other comprehensive income (loss)	(4,179)	294	(701)

Net unrealized hedge derivative (loss) gain	(2,966)	4,146	(827)
Change in funded status of post-retirement plans	5	(9)	(8)
Realized loss on funded status of post-retirement plan reclassified into earnings from accumulated other comprehensive income (loss)	5	—	—

Total change in comprehensive (loss) income	(2,956)	4,137	(835)
Income tax benefit (expense)	1,080	(1,512)	309

Total other comprehensive (loss) income	(1,876)	2,625	(526)

Total comprehensive income	$143	$4,537	$1,165

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Cash Flows

	Year Ended December 31
(in millions)	2009	2008	2007
OPERATING ACTIVITIES
Net income	$2,019	$1,912	$1,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion and amortization	3,079	2,025	1,187
Accretion of discount in asset retirement obligation	40	31	22
Non-cash incentive compensation	137	170	65
Dry hole expense	44	22	21
Deferred income tax	811	974	659
Non-cash derivative fair value (gain) loss	130	(72)	43
Gain on extinguishment of debt	(17)	—	—
Other non-cash items	(24)	2	23
Changes in operating assets and liabilities, net of effects of acquisition of corporation (a)	(265)	171	(72)

Cash Provided by Operating Activities	5,954	5,235	3,639

INVESTING ACTIVITIES
Proceeds from sale of property and equipment	3	24	1
Property acquisitions, including acquisition of corporation	(264)	(8,456)	(4,012)
Development costs, capitalized exploration costs and dry hole expense	(3,190)	(3,661)	(2,668)
Other property and asset additions	(606)	(913)	(666)

Cash Used by Investing Activities	(4,057)	(13,006)	(7,345)

FINANCING ACTIVITIES
Proceeds from long-term debt	7,730	19,560	7,293
Payments on long-term debt	(9,183)	(14,250)	(4,433)
Net proceeds from common stock offerings	—	2,612	1,009
Dividends	(287)	(250)	(170)
Debt costs	(2)	(32)	(18)
Proceeds from exercise of stock options and warrants	23	23	33
Payments upon exercise of stock options	(23)	(70)	(57)
Excess tax benefit on exercise of stock options or vesting of stock awards	20	64	57
Other, primarily (decrease) increase in cash overdrafts	(191)	139	(13)

Cash (Used) Provided by Financing Activities	(1,913)	7,796	3,701

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16)	25	(5)
Cash and Cash Equivalents, January 1	25	—	5

Cash and Cash Equivalents, December 31	$9	$25	$—

(a) Changes in Operating Assets and Liabilities
Accounts receivable	$258	$(151)	$(198)
Other current assets	(71)	(32)	(85)
Other operating assets and liabilities	(21)	(7)	(9)
Current liabilities	22	(92)	220
Change in current assets from early settlement of hedges, net of amortization	(453)	453	—

	$(265)	$171	$(72)

See accompanying notes to consolidated financial statements.

XTO ENERGY INC.

Consolidated Statements of Stockholders’ Equity

(in millions, except per share amounts)	Common Stock	Additional Paid-in Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balances, December 31, 2006	$5	$2,057	$(125)	$3,442	$486	$5,865

Net income	—	—	—	1,691	—	1,691
Other comprehensive loss	—	—	—	—	(526)	(526)
Issuance/vesting of stock awards, including income tax benefits	—	26	(9)	—	—	17
Expensing of stock options	—	42	—	—	—	42
Stock option and warrant exercises, including income tax benefits	—	38	—	—	—	38
Common stock offering	—	1,009	—	—	—	1,009
Common stock dividends ($0.408 per share)	—	—	—	(195)	—	(195)

Balances, December 31, 2007	5	3,172	(134)	4,938	(40)	7,941

Net income	—	—	—	1,912	—	1,912
Other comprehensive income	—	—	—	—	2,625	2,625
Issuance/vesting of stock awards, including income tax benefits	—	89	(13)	—	—	76
Expensing of stock options	—	80	—	—	—	80
Stock option and warrant exercises, including income tax benefits	—	25	—	—	—	25
Issuance of common stock for acquisition of corporation or properties	—	2,338	—	—	—	2,338
Common stock offering	1	2,611	—	—	—	2,612
Common stock dividends ($0.48 per share)	—	—	—	(262)	—	(262)

Balances, December 31, 2008	6	8,315	(147)	6,588	2,585	17,347

Net income	—	—	—	2,019	—	2,019
Other comprehensive loss	—	—	—	—	(1,876)	(1,876)
Issuance/vesting of stock awards, including income tax benefits	—	102	(30)	—	—	72
Expensing of stock options	—	43	—	—	—	43
Stock option and warrant exercises, including income tax benefits	—	11	—	—	—	11
Common stock dividends ($0.50 per share)	—	—	—	(290)	—	(290)

Balances, December 31, 2009	$6	$8,471	$(177)	$8,317	$709	$17,326

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

On December 13, 2009, we entered into a definitive merger agreement with Exxon Mobil Corporation under which we would become a wholly owned subsidiary of ExxonMobil. As a result of the merger, each outstanding share of our common stock will be converted into 0.7098 shares of ExxonMobil common stock. Completion of the merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders, as well as certain governmental and regulatory approvals. We currently expect to complete the merger in the second quarter of 2010, however, no assurance can be given as to when, or if, the merger will occur.

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

Property and Equipment

We follow the successful efforts method of accounting, capitalizing costs of successful exploratory wells and expensing costs of unsuccessful exploratory wells. Exploratory geological and geophysical costs are expensed as incurred. All developmental costs are capitalized. We generally pursue acquisition and development of proved reserves as opposed to exploration activities. A significant portion of the property costs reflected in the accompanying consolidated balance sheets are from acquisitions of proved and unproved properties from other oil and gas companies. Proved properties balances include costs of $923 million at December 31, 2009 and $1.4 billion at December 31, 2008 related to wells in process of drilling. Successful drill well costs are transferred to proved properties generally within one month of the well completion date. Inventory held for future use on our producing properties totaled $147 million at December 31, 2009 and $182 million at December 31, 2008, and is included in other current assets on the consolidated balance sheet.

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

Impairment of individually significant unproved properties is assessed on a property-by-property basis using an impairment analysis similar to the proved property model discussed above. Impairment of other unproved properties is assessed and amortized on an aggregate basis based on our average holding period, expected forfeiture rate and anticipated drilling success. We recognized in DD&A an impairment of unproved properties of $247 million in 2009, $156 million in 2008 and $49 million in 2007.

Asset Retirement Obligation

If the fair value for asset retirement obligation can be reasonably estimated, the liability is recognized in the period when it is incurred. Oil and gas producing companies incur this liability upon acquiring or drilling a well. The retirement obligation is recorded as a liability at its estimated present value at the asset’s inception, with an offsetting increase to proved properties on the balance sheet. Periodic accretion of discount of the estimated liability is recorded as an expense in the income statement. See Note 5.

Royalty Trusts

We created Cross Timbers Royalty Trust in February 1991 and Hugoton Royalty Trust in December 1998 by conveying defined net profits interests in certain of our properties. Units of both trusts are traded on the New York Stock Exchange. We make monthly net profits payments to each trust based on revenues and costs from the related underlying properties. Amounts due the trusts are deducted from our revenues, taxes, production expenses and development costs. We no longer have any ownership interest in these trusts.

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

Financial statement recognition of a tax position is dependent on an assessment of a 50% or greater likelihood that the tax position will be sustained upon examination, based on the technical merits of the position. Any interest and penalties related to uncertain tax positions are recorded as interest expense and general and administrative expense, respectively. See Note 4.

Other Assets

Other assets primarily include deferred debt costs that are amortized to interest expense over the term of the related debt (Note 3) and the long-term portion of gas balancing receivable (see Revenue Recognition and Gas Balancing below). Other assets are presented net of accumulated amortization of $39 million at December 31, 2009 and $31 million at December 31, 2008.

We determined that a portion of the purchase price of the 2005 Antero Resources Corporation acquisition was allocable to gas gathering contracts and goodwill. Gas gathering contracts are associated with the pipeline acquired, and the value of $140 million was determined based on the estimated discounted cash flows from those contracts. The gas gathering contracts are amortized, as a component of depreciation, depletion and amortization expense, on a unit-of-production basis using the estimated proved reserves of the related Barnett Shale properties. Accumulated amortization of acquired gas gathering contracts was $43 million as of December 31, 2009 and $35 million as of December 31, 2008. Amortization expense is expected to be approximately $6 million to $7 million annually from 2010 through 2014, depending on Barnett Shale production.

Goodwill of $1.5 billion represents the excess of the purchase price paid for Hunt Petroleum Corporation (Note 14) and Antero Resources over their respective fair value of the assets acquired and liabilities assumed. Goodwill is not amortized, but instead is subject to an annual assessment of impairment based on a fair value test performed as of October 1. The annual test indicated no impairment.

Derivatives

We use derivatives to hedge against changes in cash flows related to product price and interest rate risks, as opposed to their use for trading purposes. We record all derivatives on the balance sheet at fair value. We generally determine the fair value of futures contracts and swap contracts based on the difference between the derivative’s fixed contract price and the underlying market price at the determination date. The fair value of call options and collars are generally determined under the Black-Scholes option-pricing model. Most values are confirmed by counterparties to the derivative.

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

To designate a derivative as a cash flow hedge, we document at the hedge’s inception our assessment that the derivative will be highly effective in offsetting expected changes in cash flows from the item hedged. This assessment, which is updated at least quarterly, is generally based on the most recent relevant historical correlation between the derivative and the item hedged. The ineffective portion of the hedge is calculated as the difference between the change in fair value of the derivative and the estimated change in cash flows from the item hedged. If, during the derivative’s term, we determine the hedge is no longer highly effective, hedge accounting is prospectively discontinued and any remaining unrealized gains or losses, based on the effective portion of the derivative at that date, are reclassified to earnings as oil or gas revenue or interest expense when the underlying transaction occurs. If it is determined that the designated hedge transaction is not probable to occur, any unrealized gains or losses are recognized immediately in the income statement as a derivative fair value gain or loss. During 2009, 2008 and 2007, there were no gains or losses reclassified into earnings as a result of the discontinuance of hedge accounting treatment for any of our derivatives.

Physical delivery contracts that are not expected to be net cash settled are deemed to be normal sales. However, physical delivery contracts that have a price not clearly and closely associated with the asset sold are not a normal sale and must be accounted for as a non-hedge derivative.

Revenue Recognition and Gas Balancing

Oil, gas and natural gas liquids revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred and title has transferred, and collectibility of the revenue is reasonably assured. At times we may sell more or less than our entitled share of gas production. When this happens, we use the entitlement method of accounting for gas sales, based on our net revenue interest in production. Accordingly, revenue is deferred for gas deliveries in excess of our net revenue interest, while revenue is accrued for the undelivered volumes. Production imbalances are generally recorded at the estimated sales price in effect at the time of production. Our net gas imbalances at December 31, 2009 and 2008, were immaterial.

Gas Gathering, Processing and Marketing Revenues

We market our gas, as well as some gas produced by third parties, to brokers, local distribution companies and end-users. Gas gathering and marketing revenues are recognized in the month of delivery based on customer nominations and adjusted based on actual deliveries. Gas processing and marketing revenues are recorded net of cost of gas sold of $809 million in 2009, $872 million for 2008 and $517 million for 2007. These amounts are net of intercompany eliminations.

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

Interest

Interest expense includes amortization of deferred debt costs and is presented net of interest income of $1 million in 2009, $13 million in 2008 and $17 million in 2007, and net of capitalized interest of $42 million in 2009, $39 million in 2008 and $30 million in 2007. Interest is capitalized as proved property cost based on the weighted average interest rate and the cost of wells in process of drilling. Included in accounts payable and accrued liabilities is accrued interest of $132 million at December 31, 2009 and $139 million at December 31, 2008.

Stock-Based Compensation

We recognize compensation related to all stock-based awards, including stock options, in the financial statements based on their estimated grant-date fair value. We estimate expected forfeitures and we recognize compensation expense only for those awards expected to vest. Compensation expense is amortized over the estimated service period, which is the shorter of the award’s time vesting period or the derived service period as implied by any accelerated vesting provisions when the common stock price reaches specified levels. All compensation must be recognized by the time the award vests. See Note 13.

Earnings per Common Share

We report basic earnings per common share, which excludes the effect of potentially dilutive securities, and diluted earnings per common share, which includes the effect of all potentially dilutive securities unless their impact is antidilutive. See Note 10.

Segment Reporting

We evaluated how the Company is organized and managed and have identified only one operating segment, which is the exploration and production of oil, natural gas and natural gas liquids. We consider our gathering, processing and marketing functions as ancillary to our oil and gas producing activities. Substantially all of our assets are located in the United States, and substantially all revenues are attributable to United States customers. Our North Sea assets and revenues comprised approximately 1% of total consolidated assets as of December 31, 2009 and less than 1% of total consolidated revenues for the year ended December 31, 2009.

Our production is sold to various purchasers, based on their credit rating and the location of our production. For the year ended December 31, 2009, no single purchaser comprised more than 10% of total revenues. For the year ended December 31, 2008, sales to one purchaser were approximately 16% of total revenues. For the year ended December 31, 2007, sales to each of two purchasers were approximately 18% and 11% of total revenues. We believe that alternative purchasers are available, if necessary, to purchase production at prices substantially similar to those received from these significant purchasers.

New Accounting Pronouncements

In May 2009, we adopted the authoritative guidance of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We have evaluated subsequent events through February 24, 2010.

2. Related Party Transactions

Jack Randall, one of our nonemployee directors, was a co-founder and director of Randall & Dewey Partners, L.P., which was acquired by Jefferies Group, Inc. in 2005 and now operates as Jefferies & Company, Inc. Jefferies served as one of our financial advisors in connection with the announced merger with ExxonMobil. If the merger is completed, we have agreed to pay Jefferies a transaction fee of $24 million. In addition, we agreed to reimburse Jefferies for all reasonable and documented out-of-pocket expenses, including legal fees, incurred in connection with the services it provides to us in connection with the merger and have agreed to indemnify Jefferies against certain liabilities. In addition, Jefferies performed property acquisition advisory services for us in prior years. A division of Jefferies also performed co-manager services on our February and August 2008 and June 2007 common stock offerings and our April and July 2008 and July and August 2007 senior note offerings. We paid, for the credit of Jefferies, total fees of $11.8 million in 2008 and $3.4 million in 2007. There were no amounts payable at December 31, 2009 or 2008.

In February 2007, in recognition of the Chairman of the Board and Founder and as part of a charitable giving program to support higher education, the Board of Directors approved a conditional contribution of $6.8 million to assist in building an athletics and academic center at Baylor University. This contribution was paid in two equal installments of $3.4 million. The first payment was made May 2007 and the second was paid in July 2008. Since this was a conditional contribution, the first payment was included as general and administrative expense in 2007, and the second payment was included in general administrative expense when the condition was satisfied in second quarter 2008. Concurrently, our Chairman of the Board and Founder, made a $3.2 million pledge for the same project. He fulfilled his obligation in 2008. In return for these contributions, we, along with our Chairman of the Board and Founder, obtained naming rights for the building and certain facilities within the building.

In November 2007, the Board of Directors approved and we paid our Chairman of the Board and Founder $150,000 for an easement across his property in North Texas plus an additional $36,000 for damages. The easement was for approximately 10,000 feet at the standard easement rate in the area of $15 per foot.

3. Debt

	December 31
(in millions)	2009	2008
Bank debt:
Commercial paper, 0.3% at December 31, 2009 and 3.0% at December 31, 2008	$622	$72
Revolving credit facility due April 1, 2013, 2. 4% at December 31, 2008	—	1,825
Term loan due April 1, 2013, 0.7% at December 31, 2009 and 1.9% at December 31, 2008	500	500
Term loan due February 5, 2013, 0.6% at December 31, 2009 and 2.3% at December 31, 2008	100	100
Senior notes:
5.00%, due August 1, 2010	250	250
7.50%, due April 15, 2012	350	350
5.90%, due August 1, 2012	550	550
6.25%, due April 15, 2013	400	400
4.625%, due June 15, 2013	400	400
5.75%, due December 15, 2013	500	500
4.90%, due February 1, 2014	500	500
5.00%, due January 31, 2015	348	350
5.30%, due June 30, 2015	400	400
5.65%, due April 1, 2016	400	400
6.25%, due August 1, 2017	735	750
5.50%, due June 15, 2018	773	800
6.50%, due December 15, 2018	1,000	1,000
6.10%, due April 1, 2036	591	600
6.75%, due August 1, 2037	1,399	1,450
6.375%, due June 15, 2038	704	800
Net discount on senior notes	(35)	(38)

Total debt	10,487	11,959
Less current portion	(250)	—

Long-term debt	$10,237	$11,959

Because we had both the intent and ability to refinance the commercial paper balance outstanding with borrowings under our revolving credit facility due in April 2013, we have classified these borrowings as long-term debt in our consolidated balance sheets. Before the stated maturities of April 2013, we may renegotiate the revolving credit agreement and term loans to increase the borrowing commitment and/or extend the maturity. Maturities of long-term debt as of December 31, 2009, excluding net discounts, are as follows:

(in millions)
2010	$250
2011	—
2012	900
2013	2,522
2014	500
Remaining	6,350

Total	$10,522

Commercial Paper

Our commercial paper program availability is $2.84 billion. Borrowings under the commercial paper program reduce our available capacity under the revolving credit facility on a dollar-for-dollar basis. The commercial paper borrowings may have terms up to 397 days and bear interest at rates agreed to at the time of the borrowing. The interest rate is based on a standard index such as the Federal Funds Rate, LIBOR, or the money market rate as found on the commercial paper market. On December 31, 2009, borrowings under our commercial paper program were $622 million at a weighted average interest rate of 0.3%. The weighted average interest rate on commercial paper borrowings was 0.6% during 2009.

Bank Debt

On December 31, 2009, we had no borrowings under our revolving credit agreement with commercial banks, and we had available borrowing capacity of $2.22 billion net of our commercial paper borrowings. We use the facility for general corporate purposes and as a backup facility for our commercial paper program. We have the option, with bank approval, to increase the commitment up to an additional $660 million. The interest rate on any borrowing is generally based on LIBOR plus 0.40%. When utilization of available commitments is greater than 50%, then the interest rate on our borrowings is increased by 0.05%. Interest is paid at maturity, or quarterly if the term is for a period of 90 days or more. We also incur a commitment fee on unused borrowing commitments, which is 0.09%. The agreement requires us to maintain a debt-to-total capitalization ratio of not more than 65%. The weighted average interest rate on revolver borrowings was 1.7% until all outstanding borrowings were repaid in mid-January 2009.

In February 2008, we amended our $300 million term loan credit agreement to increase outstanding borrowings to $500 million and to extend the maturity date to April 1, 2013. The proceeds were used for general corporate purposes. The weighted average interest rate on this term loan borrowing was 0.8% during 2009.

Additionally in February 2008, we borrowed $100 million under a five-year unsecured term loan agreement in a single advance that matures February 5, 2013. The proceeds were used for general corporate purposes. The weighted average interest rate on this term loan borrowing was 0.7% during 2009.

We have unsecured and uncommitted lines of credit with commercial banks totaling $100 million. As of December 31, 2009, there were no borrowings under these lines.

Repurchase of Senior Notes

In 2009, we repurchased $200 million total face amount of senior notes, including $2 million of our 5.00% senior notes due 2015, $15 million of our 6.25% senior notes due 2017, $27 million of our 5.50% senior notes due 2018, $9 million of our 6.10% senior notes due 2036, $51 million of our 6.75% senior notes due 2037 and $96 million of our 6.375% senior notes due 2038. In connection with these repurchases, we recognized a $17 million gain on extinguishment of debt, net of unamortized discounts and the write-off of deferred debt offering costs. These gains were netted against interest expense in the consolidated income statements.

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

If we are the subject of a change in control, such as the proposed merger with ExxonMobil, we are required to offer to purchase at 101% of par our 7.50% senior notes due 2012 and our 6.25% senior notes due 2013. Our other senior notes are not subject to this provision.

4. Income Tax

The following reconciles our income tax expense to the amount calculated at the statutory federal income tax rate:

(in millions)	2009	2008	2007
Income tax expense at the federal statutory rate (35%)	$1,107	$1,059	$925
State and local income taxes and other	37	55	26

Income tax expense	$1,144	$1,114	$951

Components of income tax expense are as follows:

(in millions)	2009	2008	2007
Current income tax (a)	$333	$140	$292
Deferred income tax	811	974	659

Income tax expense	$1,144	$1,114	$951

(a)	The current income tax provision exceeds cash tax expense by the benefit realized upon exercise of stock options or vesting of stock awards in excess of amounts expensed in the financial statements. This benefit, which is recorded in additional paid-in capital, was $20 million in 2009, $69 million in 2008 and $64 million in 2007.

Deferred tax assets and liabilities are the result of temporary differences between the financial statement carrying values and tax bases of assets and liabilities. Our net deferred tax assets and liabilities are recorded as a current liability of $342 million and a long-term liability of $5.5 billion at December 31, 2009 and as a current liability of $940 million and a long-term liability of $5.2 billion at December 31, 2008. Significant components of net deferred tax assets and liabilities are:

	December 31
(in millions)	2009	2008
Deferred tax assets:
Derivative fair value loss	$63	$13
Alternative minimum tax credit carryforwards	14	40
Stock incentive compensation	84	76
Other	45	45

Total deferred tax assets	206	174

Deferred tax liabilities:
Property and equipment	(5,553)	(4,897)
Derivative fair value gain	(461)	(1,376)
Other	(56)	(41)

Total deferred tax liabilities	(6,070)	(6,314)

Net deferred tax liabilities	$(5,864)	$(6,140)

We had estimated tax loss carryforwards of $43 million at December 31, 2009 and $36 million at December 31, 2008 related to our United Kingdom subsidiary acquired from Hunt Petroleum (Note 14). A valuation allowance for the full amount of these carryforwards has been recorded.

As of December 31, 2009 and 2008, we did not have any unrecognized tax benefits. As a result, the only differences between our financial statements and our income tax returns relate to normal timing differences such as depreciation, depletion and amortization, which are recorded as deferred taxes on our consolidated balance sheets.

In 2007, the Internal Revenue Service completed its examination of our federal income tax returns for 2003 and 2004. Additional federal tax resulting from this examination was fully accrued in prior years. Under the terms of the final settlement with the IRS, we incurred immaterial interest expense and no penalties. Subsequent amendment of our state tax returns for these years did not have a significant effect on our results of operations or financial position. Tax years 2003 and 2004 remain subject to examination by state jurisdictions, and subsequent years are open to both federal and state examination.

5. Asset Retirement Obligation

Our asset retirement obligation primarily represents the estimated present value of the amount we will incur to plug, abandon and remediate our proved producing properties at the end of their productive lives, in accordance with applicable state, federal and international laws. We determine our asset retirement obligation by calculating the present value of estimated cash flows related to the liability. The following is a summary of asset retirement obligation activity for the years ended December 31, 2009 and 2008:

(in millions)	2009	2008
Asset retirement obligation, January 1	$759	$453
Revisions in the estimated cash flows	(7)	52
Liability incurred upon acquiring and drilling wells	47	235
Liability settled upon plugging and abandoning wells	(27)	(12)
Accretion of discount expense	40	31

Asset retirement obligation, December 31	812	759
Less current portion	(29)	(24)

Asset retirement obligation, long term	$783	$735

6. Commitments and Contingencies

Leases

We lease compressors, offices, vehicles, aircraft and certain other equipment in our primary locations under noncancelable operating leases. Commitments related to these lease payments are not recorded in the accompanying consolidated balance sheets. As of December 31, 2009, minimum future lease payments for all noncancelable lease agreements were as follows:

(in millions)
2010	$29
2011	23
2012	14
2013	8
2014	3
Remaining	—

Total	$77

Amounts expensed under operating leases (including renewable monthly leases) were $101 million in 2009, $86 million in 2008 and $57 million in 2007.

Purchase Commitments

As of December 31, 2009, we have contracts with various providers to purchase compressors. These future commitments will result in expected payments of $30 million in 2010.

Transportation Contracts

We have entered firm transportation contracts with various pipelines. Under these contracts we are obligated to transport minimum daily gas volumes, as calculated on a monthly basis, or pay for any deficiencies at a specified reservation fee rate. Our production committed to these pipelines is expected to exceed the minimum daily volumes provided in the contracts. We have generally delivered at least minimum volumes under our firm transportation contracts, therefore avoiding payment for deficiencies. As of December 31, 2009, maximum commitments under our transportation contracts were as follows:

(in millions)
2010	$210
2011	224
2012	226
2013	221
2014	217
Remaining	756

Total	$1,854

In November 2008, we completed an agreement to enter into a twelve-year firm transportation contract, contingent upon obtaining regulatory approvals and completion of a new pipeline that connects the Fayetteville Shale to ANR Pipeline and Trunkline Pipeline in Quitman County, Mississippi. Upon the pipeline’s completion, currently expected in fourth quarter 2010, we will transport gas volumes for a transportation fee of up to $1.25 million per month plus fuel, currently expected to be 0.86% of the sales price. The potential effect of this agreement is not included in the above summary of our transportation contract commitments since our commitment is contingent upon completion of the indicated project.

Employment Agreements

The Company has entered into employment agreements with Messrs. Simpson, Hutton and Vennerberg. Each agreement is for a one-year term, which automatically continues year to year thereafter unless terminated by either party upon thirty days written notice prior to each November 30. Mr. Simpson is to receive an annual base salary of $3,600,000. He is not eligible to participate in the Company’s cash bonus program. On the first business day of January during the term of his agreement, he will be entitled to receive grants of 110,000 shares of common stock with no vesting criteria and 40,000 performance shares that will have vesting criteria set by the Compensation Committee at the time of grant. In September 2009, the compensation committee approved an amendment to Mr. Simpson’s employment agreement to provide that in the event of a change in control, he will receive a cash payment equal to three times the value of his annual stock awards based on the value of the stock on the date of the change in control in addition to other payments he would receive upon a change in control. The employment agreements with Messrs. Hutton and Vennerberg provide for minimum base salaries of $1,400,000 and $900,000, respectively. The Compensation Committee has authority to pay base salaries in excess of the minimum base salaries provided for in the agreements. The agreements also provide that, in the event (i) the officer terminates his employment for good reason, as defined in the agreement, (ii) we terminate the employee without cause, (iii) the officer dies or becomes disabled, or (iv) a change in control of the Company occurs, the officer is entitled to a lump-sum payment of three times the officer’s most recent annual compensation, including bonuses. In addition, Messrs. Hutton and Vennerberg are entitled to receive a payment sufficient to make the officer whole for any excise tax on excess parachute payments imposed by the Internal Revenue Code. Mr. Simpson’s employment agreement provides that the total aggregate payments to be made under the employment agreement and any other agreement providing payments upon a change in control be reduced to the maximum amount that can be paid without the imposition of the excise tax. In December 2009, the compensation committee approved amendments to the employment agreements of Messrs. Hutton and Vennerberg to eliminate the requirement to pay minimum bonus amounts equal to their annual base salaries and to remove the annual cap on total cash compensation they could receive each year paid in the form of salary and bonuses. Prior to the amendment, the annual cap on total cash compensation for Messrs. Hutton and Vennerberg was $12,500,000 and $7,500,000, respectively.

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

Drilling Contracts

As of December 31, 2009, we have contracts with various drilling contractors to use 50 drilling rigs with terms of up to three years and minimum future commitments of $104 million in 2010, $23 million in 2011 and $2 million in 2012. Early termination of these contracts at December 31, 2009 would have required us to pay maximum penalties of $66 million. Based upon our planned drilling activities, we do not expect to pay significant early termination penalties.

Litigation

In July 2005 a predecessor company that we acquired, Antero Resources Corporation, was served with a lawsuit styled Threshold Development Company, et al. v. Antero Resources Corp., which lawsuit was filed in the

District Court of Wise County, Texas. The plaintiffs are surface owners, royalty owners and prior working interest owners in several oil and gas leases as well as parties to other contractual agreements under which Antero Resources Corporation owned an interest. Antero Resources Corporation, the defendant, was acquired by us on April 1, 2005. The claims related to alleged events pre-dating the acquisition and concern non-payment of royalties, improper calculation of royalties, improper pricing related to royalties, trespass, failure to develop and breach of contract. We settled all claims related to the payment of royalties and trespass. Under the remaining claims, the plaintiffs sought both damages and termination of the existing oil and gas leases covering their interests. In October 2008, the trial court granted our motion for summary judgment, resulting in the dismissal of the plaintiffs’ remaining claims. The plaintiffs have appealed the court’s judgment. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on our earnings, cash flows or financial position.

In November 2008, an action was filed against the Company and our directors styled Freedman v. Adams, et al. in the Delaware Court of Chancery. The plaintiff is alleged to be a stockholder and brings the suit as a derivative action on behalf of the Company. The plaintiff seeks an equitable accounting for the alleged losses by the Company and injunctions mandating that a Section 162(m) plan be submitted to our stockholders for their approval and against further non-deductible payments, along with an award of accountants’, experts’ and attorneys’ fees. We have filed a motion to dismiss. While we did not have in place a Section 162(m) plan at the time the suit was filed for cash payments, the Board of Directors approved a Section 162(m) plan in February 2009 that was approved by our stockholders at our annual meeting in May 2009. Although we are unable to predict the final outcome of this case, we believe that the allegations of this lawsuit are without merit, and we intend to vigorously defend the action.

In September 2008, a class action lawsuit was filed against the Company styled Wallace B. Roderick Revocable Living Trust, et al. v. XTO Energy Inc. in the District Court of Kearny County, Kansas. We removed the case to federal court in Wichita, Kansas. The plaintiffs allege that we have improperly taken post-production costs from royalties paid to the plaintiffs from wells located in Kansas, Oklahoma, and Colorado. The plaintiffs also seek to represent all royalty owners in these three states as a class. We have answered, denying all claims, and have filed motions to dismiss a portion of the claims. The federal court recently granted our motion for summary judgment concerning prior settled class actions that overlap plaintiff’s proposed class action. The court also granted our motion to dismiss those portions of plaintiff’s class that are currently being prosecuted in another case. Based on a review of the current facts and circumstances with counsel, management has provided for what is believed to be a reasonable estimate of the loss exposure for this matter. While acknowledging the uncertainties of litigation, management believes that the ultimate outcome of this matter will not have a material effect on our earnings, cash flows or financial position.

On December 14, 2009, Exxon Mobil Corporation and XTO Energy announced that the companies had entered into a definitive agreement under which we would become a wholly owned subsidiary of ExxonMobil. As a result of this announcement, a number of putative shareholder class actions have been filed, alleging breaches of fiduciary duties by the individual members or our Board of Directors. Each lawsuit generally seeks, among other things, declaratory and injunctive relief concerning the alleged fiduciary breaches, injunctive relief prohibiting the defendants from consummating the merger, imposition of constructive trusts in favor of plaintiffs and putative class members and unspecified monetary damages. Several putative shareholders have also filed an individual lawsuit in federal court alleging violations of the federal securities laws based on alleged false and material misrepresentations or omissions in the preliminary proxy filed with the Securities and Exchange Commission in connection with the proposed merger. The federal individual action also seeks to enjoin the proposed merger.

Two putative shareholder class actions were filed in the Delaware Court of Chancery between December 17, 2009 and December 18, 2009. Those cases are styled as (i) Teamsters Allied Benefit Funds, et al. v. XTO Energy

Inc., et al., Case No. 5150, filed on December 17, 2009 and (ii) Nicholas Lombardi v. XTO Energy Inc., et al., Case No. 5152, filed on December 18, 2009. On December 22, 2009, the Delaware Court of Chancery entered an order consolidating the complaints filed as of that date under the caption In re XTO Energy Inc. Shareholders Litigation.

Eleven putative shareholder class actions were filed in the District Courts of Tarrant County, Texas between December 14, 2009, and January 6, 2010. Those cases are styled: (i) Mary Pappas, et al. v. XTO Energy Inc., et al., No. 342-242403-09, filed on December 14, 2009; (ii) Sanjay Israni, et al. v. XTO Energy Inc., et al., No. 017-242424-09, filed on December 15, 2009; (iii) Michael Walsh, et al. v. XTO Energy Inc., et al., No. 153-242432-09, filed on December 15, 2009; (iv) Ronald Gross, et al. v. XTO Energy Inc., et al., No. 141-242460-09, filed on December 16, 2009; (v) Jeffrey Fink, et al. v. Bob R. Simpson, et al., No. 048-242500-09, filed on December 17, 2009; (vi) Lawrence Treppel, et al. v. XTO Energy Inc., et al., No. 342-242523-09, filed on December 18, 2009; (vii) Nicholas Weil, et al. v. XTO Energy Inc., et al., No. 096-242526-09, filed on December 18, 2009; (viii) Charles Kreps, et al. v. XTO Energy Inc., et al., Case No. 352-242548-09, filed on December 21, 2009; (ix) Murray Silver, et al. v. XTO Energy Inc., et al., No. 342-242630-09, filed on December 22, 2009; (x) William Stratton, et al. v. XTO Energy Inc., et al., No. 096-242775-09, filed on December 30, 2009; and (xi) United Food and Commercial Workers Union Local 880-Retail Food Employers Joint Pension Fund v. XTO Energy Inc., et al., No. 342-242849-10, filed on January 6, 2010. On January 12, 2010, the court entered orders consolidating the eleven cases filed as of that date under the caption In re XTO Energy Shareholder Class Action Litigation.

Two putative shareholder class actions were filed in the United States District Court for the Northern District of Texas between December 28, 2009 and January 5, 2010. Those cases are styled (i) James Harrison, et al. v. XTO Energy Inc., et al., No. 4:09-cv-768, filed on December 28, 2009 and (ii) Walt Schumann, et al. v. XTO Energy Inc., et al., No. 4:10-cv-007, filed on January 5, 2010. On February 5, 2010, the plaintiffs in the two federal actions filed an unopposed motion to consolidate the cases.

Several putative shareholders filed an individual action in the United States District Court for the Northern District of Texas on February 11, 2010 alleging violations of the federal securities laws based on alleged false and material misrepresentations or omissions in the preliminary proxy filed with the Securities and Exchange Commission in connection with the proposed merger. That case is styled Mary Pappas, et al. v. Bob R. Simpson, et al., No. 4:10-cv-00094-A, filed February 11, 2010.

We believe that all of the putative shareholder lawsuits are without merit and intend to vigorously defend against such claims.

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

The fair value of our derivative contracts consists of the following:

	Fair Value of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	December 31,		December 31,
(in millions)	2009	2008	2009	2008
Derivatives designated as hedging instruments:
Natural gas futures and basis swaps	$836	$1,917	$(52)	$(17)
Crude oil futures and differential swaps	442	1,772	(105)	(12)

Total derivatives designated as hedging instruments	1,278	3,689	(157)	(29)

Derivatives not designated as hedging instruments:
Natural gas futures and basis swaps	12	9	(8)	(6)
Crude oil futures and differential swaps	—	60	(8)	—

Total derivatives not designated as hedging instruments	12	69	(16)	(6)

Total derivatives	$1,290	$3,758	$(173)	$(35)

The effects of our cash flow hedges on accumulated other comprehensive income (loss) on the consolidated balance sheets are summarized below.

	Year Ended December 31
	Change in Hedge Derivative Fair Value			Realized (Gain) Loss Reclassified from OCI into Revenue (a)
(in millions)	2009	2008	2007	2009	2008	2007
Natural gas futures and basis swaps	$1,641	$1,761	$255	$(2,955)	$161	$(677)
Crude oil futures and differential swaps	(428)	2,088	(359)	(1,224)	114	(24)
Natural gas liquids futures	—	3	(22)	—	19	—

Total	$1,213	$3,852	$(126)	$(4,179)	$294	$(701)

(a)	For realized gains upon contract settlements, the reduction to comprehensive income is offset by contract settlements generally recorded as increases to gas, natural gas liquids or oil revenue. For realized losses upon contract settlements, the increase to other comprehensive income is offset by contract settlements generally recorded as reductions to gas, natural gas liquids or oil revenue.

The effects of our non-hedge derivatives and the ineffective portion of our hedge derivatives on the consolidated income statements are summarized below.

	Year Ended December 31
	(Gain) Loss Recognized in Income (Non-Hedge)			(Gain) Loss Recognized in Income (Ineffective Portion)			Derivative Fair Value (Gain) Loss
(in millions)	2009	2008	2007	2009	2008	2007	2009	2008	2007
Natural gas futures and basis swaps	$32	$(6)	$—	$(47)	$2	$(22)	$(15)	$(4)	$(22)
Crude oil futures and differential swaps	17	(78)	—	22	(2)	11	39	(80)	11
Natural gas liquids futures	—	—	—	—	(1)	—	—	(1)	—

Total	$49	$(84)	$—	$(25)	$(1)	$(11)	$24	$(85)	$(11)

Derivative Fair Value (Gain) Loss

Derivative fair value (gain) loss comprises the following realized and unrealized components related to non-hedge derivatives and the ineffective portion of hedge derivatives:

(in millions)	2009	2008	2007
Net cash received from counterparties	$(106)	$(13)	$(54)
Non-cash change in derivative fair value	130	(72)	43

Derivative fair value (gain) loss	$24	$(85)	$(11)

Fair Value of Financial Instruments

Because of their short-term maturity, the fair value of cash and cash equivalents, accounts receivable and accounts payable approximates their carrying values at December 31, 2009 and 2008. The following are estimated fair values and carrying values of our other financial instruments at each of these dates:

	Asset (Liability)
	December 31, 2009		December 31, 2008
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Net derivative asset	$1,117	$1,117	$3,723	$3,723

Total debt	$(10,487)	$(11,526)	$(11,959)	$(11,421)

The fair value of our debt is based upon current market quotes and is the estimated amount required to purchase our debt on the open market. The estimated value does dot include any redemption premium.

Fair Value Measurements

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

Assets and liabilities recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities are as follows:

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

The fair value of our derivative contracts are measured using Level II inputs, and are determined by either market prices on an active market for similar assets or by prices quoted by a broker or other market-corroborated prices. Counterparty credit risk is considered when determining the fair value of our derivative contracts. While our counterparties are generally A- or better rated companies, the fair value of our derivative contracts have been adjusted to account for the risk of nonperformance by the counterparty.

Our asset retirement obligation is measured using primarily Level III inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. See Note 5 for a rollforward of the asset retirement obligation.

The following table summarizes our fair value measurements and the level within the fair value hierarchy in which the fair value measurements fall.

	Fair Value Measurements
	December 31, 2009		December 31, 2008
(in millions)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Net derivative asset	$1,117	$—	$3,723	$—

Asset retirement obligation	$—	$(812)	$—	$(759)

Concentrations of Credit Risk

Cash equivalents are high-grade, short-term securities, placed with highly rated financial institutions. Most of our receivables are from a diverse group of companies including major energy companies, pipeline companies, local distribution companies, financial institutions and end-users in various industries. We currently have greater concentrations of credit with several A- or better rated companies. Letters of credit or other appropriate security are obtained as considered necessary to limit risk of loss. Financial and commodity-based swap contracts expose us to the credit risk of nonperformance by the counterparty to the contracts. This exposure is diversified among major investment grade financial institutions, and we have master netting agreements with most counterparties that provide for offsetting payables against receivables from separate derivative contracts. None of our derivative contracts contain credit-risk related contingent features that would require collateralization based on any triggering events. In September 2008, the parent company of one of our counterparties, Lehman Brothers Holdings Inc., filed for bankruptcy, and we recognized a $38 million loss ($24 million after-tax) in derivative fair value (gain) loss in the income statement.

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

Production Period		Mcf per Day	Weighted Average NYMEX Price Per Mcf
2010	January to December	1,250,000	$7.49
2011	January to December	250,000	$7.02

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

Production Period		Mcf per Day	Weighted Average Sell Basis per Mcf (a)
2010	January to March	632,500	$0.43
	April to October	610,000	$0.31
	November to December	475,000	$0.27
2011	January to October	200,000	$0.19
	November to December	170,000	$0.17
2012	January to December	50,000	$0.27
(a) Reductions to NYMEX gas prices for delivery location.

Net gains on futures and sell basis swap hedge contracts increased gas revenue by $3.0 billion in 2009 and $658 million in 2007. Net losses on these contracts decreased gas revenues by $159 million in 2008. As of December 31, 2009, an unrealized pre-tax derivative fair value gain of approximately $785 million, related to cash flow hedges of gas price risk, was recorded in accumulated other comprehensive income (loss) (Note 11). Based on December 31 mark-to-market prices, $728 million of this gain is expected to be reclassified into earnings in 2010. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Crude Oil

We have entered into crude oil futures contracts and swap agreements that effectively fix prices for the production and periods shown below. Prices to be realized for hedged production may be less than these fixed prices because of location, quality and other adjustments. Not all of our 2010 crude oil swap agreements are designated as hedges for hedge accounting purposes. See Note 7 regarding accounting for commodity hedges.

Production Period		Bbls per Day	Weighted Average NYMEX Price per Bbl
2010	January to December	70,000	$95.70

Net gains on these contracts increased oil revenue by $1.2 billion in 2009 and $24 million in 2007. Net losses on futures and differential swap hedge contracts decreased oil revenue by $114 million in 2008. As of December 31, 2009, an unrealized pre-tax derivative fair value gain of approximately $343 million, related to cash flow hedges of oil price risk, was recorded in accumulated other comprehensive income (loss) (Note 11). Based on December 31 mark-to-market prices, this fair value gain is expected to be reclassified into earnings in 2010. The actual reclassification to earnings will be based on mark-to-market prices at the contract settlement date.

Early Settlement of Hedges

In December 2008 and January 2009, we entered into early settlement and reset arrangements with eight financial counterparties covering a portion of our 2009 natural gas and crude oil hedge volumes. As a result of these early settlements, we received approximately $2.7 billion ($1.7 billion after-tax) which was used to reduce outstanding debt. Of this amount, $453 million ($287 million after-tax) was received in 2008 and the remainder was received in 2009. Under cash flow hedge accounting, the $453 million received in 2008 was included in accumulated other comprehensive income (loss) at December 31, 2008, and was recognized in earnings during 2009 as the hedged production occurred.

Natural Gas Liquids

Net losses on futures contracts decreased natural gas liquids revenue by $19 million in 2008.

Purchase Basis Swaps

We have entered purchase basis swap agreements that effectively fix the basis adjustment as shown below. Some of our purchase basis swap agreements are used to offset our physical delivery basis contracts. This effectively converts the fixed price to a floating price. The remaining purchase basis swap agreements are related to potential purchase of gas volumes to be transported in connection with our commitments under our transportation contracts (Note 6). Purchase basis swap agreements are not designated as hedges for hedge accounting purposes.

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

Common Stock

The following reflects our common stock activity:

	Shares Issued			Shares in Treasury
(in thousands)	2009	2008	2007	2009	2008	2007
Balance, January 1	585,095	490,434	464,342	5,563	5,140	4,900
Issuance/vesting and forfeiture of performance, restricted and unrestricted shares	2,529	3,778	1,413	783	423	240
Stock option and warrant exercises	1,737	2,741	3,117	—	—	—
Common stock offerings	—	52,900	21,562	—	—	—
Issuance for acquisition of corporations or properties	—	35,242	—	—	—	—

Balance, December 31	589,361	585,095	490,434	6,346	5,563	5,140

In February 2008, we completed a public offering of 23 million common shares at $55.00 per share. After underwriting discount and other offering costs of $42 million, net proceeds of $1.2 billion were used to fund a portion of the $2.3 billion of property acquisitions closed in the first six months of 2008 and to repay indebtedness under our commercial paper program (Note 14).

Our acquisition of properties from Headington Oil Company in July 2008 was partially funded through issuance to the sellers of 11.7 million shares of our common stock (Note 14). We registered these shares under our then outstanding shelf registration statement.

In August 2008, we completed a public offering of 29.9 million common shares at $48.00 per share. After underwriting discount and other offering costs of $48 million, net proceeds of $1.4 billion were used to fund property acquisitions (Note 14) and to pay down outstanding commercial paper borrowings.

Our acquisition of Hunt Petroleum Corporation and other associated entities in September 2008 was partially funded through issuance to the sellers of 23.5 million shares of our common stock (Note 14). We registered these shares under our then outstanding shelf registration statement.

In June 2007, we completed a public offering of 21.6 million common shares at $48.40 per share. After underwriting discount and other offering costs of $35 million, net proceeds of $1.0 billion were used to fund a portion of the acquisition of natural gas and oil properties from Dominion Resources, Inc. (Note 14).

Treasury Stock

In August 2004, our Board of Directors authorized the repurchase of up to 25 million shares of our common stock which may be purchased from time to time in open market or negotiated transactions. As of December 31, 2009, we have repurchased 2.8 million shares.

Shelf Registration Statement

In June 2009, we filed a shelf registration statement with the Securities and Exchange Commission to potentially offer securities which could include debt securities or common stock. The securities will be offered at prices and on terms to be determined at the time of sale. Net proceeds from the sale of such securities will be used for general corporate purposes, including reduction of bank debt.

Common Stock Warrants

Our purchase of Antero Resources Corporation in 2005 was partially funded by issuance of warrants to purchase 2.6 million shares of common stock at $20.78 per share. The warrants expire on April 1, 2010.

Common Stock Dividends

The Board of Directors declared quarterly dividends of $0.096 per common share for the first three quarters of 2007, $0.12 per common share for fourth quarter 2007 and for each quarter in 2008 and $0.125 for each quarter in 2009. On February 16, 2010, the Board of Directors declared a first quarter 2010 dividend of $0.125 per common share.

The determination of the amount of future dividends, if any, to be declared and paid is at the sole discretion of the Board of Directors and will depend on our financial condition, earnings and cash flow from operations, the level of our capital expenditures, our future business prospects and other matters the Board of Directors deems relevant. In addition, under the terms of the merger agreement with ExxonMobil, during the period before the closing of the merger, we are prohibited from declaring, setting aside or paying any dividend or other distribution except for our regular quarterly cash dividend, which is not to exceed $0.125 per share. The merger agreement also provides that we will coordinate the declaration of dividends with ExxonMobil before the completion of the merger so that both our shareholders and the shareholders of ExxonMobil only receive, in any quarter, one dividend from each company.

See Note 13.

10. Earnings Per Share

Effective January 1, 2009, we adopted the authoritative guidance for earnings per share as it relates to determining whether instruments granted in share based payment transactions are participating securities. Under the guidance, share-based payment awards that contain nonforfeitable rights to dividends, as is the case with our restricted and performance shares, are participating securities and therefore should be included in computing earnings per share using the two-class method. As a result of adoption, we retrospectively adjusted the calculation of our 2008 and prior periods’ earnings per share on a basis consistent with 2009. The following reconciles earnings and shares used in the computation of basic and diluted earnings per common share:

(in millions, except per share data)	Earnings	Shares	Earnings per Share
2009
Total	$2,019	580.2
Attributable to participating securities	(16)	(4.6)

Basic	$2,003	575.6	$3.48

Effect of dilutive securities:
Stock options	—	2.7
Warrants	—	1.1

Diluted	$2,003	579.4	$3.46

2008
Total	$1,912	534.4
Attributable to participating securities	(10)	(2.8)

Basic	$1,902	531.6	$3.58

Effect of dilutive securities:
Stock options	—	4.4
Warrants	—	1.5

Diluted	$1,902	537.5	$3.54

2007
Total	$1,691	473.2
Attributable to participating securities	(4)	(1.3)

Basic	$1,687	471.9	$3.57

Effect of dilutive securities:
Stock options	—	5.9
Warrants	—	1.4

Diluted	$1,687	479.2	$3.52

Certain options to purchase shares of our common stock have been excluded from the 2009 and 2008 diluted calculations because the options are anti-dilutive. Anti-dilutive options for 7.7 million shares in the year ended December 31, 2009 with a weighted average exercise price of $52.18 and 8.0 million shares in the year ended December 31, 2008 period with a weighted average exercise price of $51.01 were excluded.

11. Accumulated Other Comprehensive Income (Loss)

Our comprehensive income (loss) information is included in the consolidated statements of comprehensive income. The following are components of accumulated other comprehensive income (loss) as of December 31, 2009, 2008 and 2007, and changes during those years:

(in millions)	Fair Value of Derivative Instruments	Post- Retirement Liabilities	Total
Balances, December 31, 2006	$488	$(2)	$486
2007 Activity	(827)	(8)	(835)
Deferred taxes	306	3	309

Balances, December 31, 2007	(33)	(7)	(40)
2008 Activity	4,146	(9)	4,137
Deferred taxes	(1,515)	3	(1,512)

Balances, December 31, 2008	2,598	(13)	2,585
2009 Activity	(2,966)	10	(2,956)
Deferred taxes	1,084	(4)	1,080

Balances, December 31, 2009	$716	$(7)	$709

12. Supplemental Cash Flow Information

The consolidated statements of cash flows exclude the following non-cash transactions:

•	The following restricted share activity (Note 13):

•	Grants of 1.6 million shares in 2009, 2.5 million shares in 2008 and 1.4 million shares in 2007

•	Vesting of 1.7 million shares in 2009, 865,000 shares in 2008 and 427,000 shares in 2007

•	Forfeitures of 83,000 shares in 2009, 51,000 shares in 2008 and 48,000 shares in 2007

•	Grants and immediate vesting of unrestricted common shares to nonemployee directors totaling 25,000 shares in each of 2009, 2008 and 2007 (Note 13)

•	Grant and immediate vesting of 110,000 unrestricted common shares to our Chairman of the Board and Founder in 2009 (Note 13)

•	The following performance share activity (Note 13):

•	Grants of 826,000 shares in 2009 and 1.2 million shares in 2008

•	Vesting of 571,000 shares in 2009, 363,000 shares in 2008 and 166,000 shares in 2007

•	Forfeitures of 15,000 shares in 2007

•

Common shares delivered or attested to in satisfaction of the exercise price of employee stock options totaled 700,000 shares at a weighted average price of $46.76 per share in 2009 and 1.5 million shares at a weighted average exercise price of $56.76 per share in 2008.

•	Non-cash component of the July 2008 Headington Oil Company acquisition purchase price, including issuance to the sellers of 11.7 million shares of common stock (Note 14)

•

Non-cash components of the September 2008 Hunt Petroleum acquisition purchase price, including issuance to the sellers of 23.5 million shares of common stock and assumption of debt and other liabilities (Note 14)

Interest payments totaled $577 million (including $42 million of capitalized interest) in 2009, $499 million (including $39 million of capitalized interest) in 2008 and $231 million (including $30 million of capitalized interest) in 2007. Net income tax payments were $430 million in 2009, $45 million in 2008 and $284 million in 2007.

13. Employee Benefit Plans

401(k) Plan

We sponsor a 401(k) benefit plan that allows employees to contribute and defer a portion of their wages. We match employee contributions up to 14% of wages, subject to annual dollar maximums established by the federal government and plan limitations. Employee contributions vest immediately while our matching contributions vest 100% upon completion of three years of service. All employees over 18 years of age may participate. Company contributions under the plan were $25 million in 2009, $20 million in 2008 and $14 million in 2007.

Stock Incentive Plans

Stock awards under the 2004 Stock Incentive Plan include stock options, performance shares, restricted shares and unrestricted shares. In May 2008, stockholders approved certain amendments and restatements to the 2004 Plan including increasing the shares available for grants of stock awards by 12 million shares, of which 6 million can be granted as full-value awards and authorizing the compensation committee of our board to grant full-value awards to our executive officers. Prior to approval of the 2004 Plan, grants of stock awards were made pursuant to the 1998 Stock Incentive Plan. No further grants will be made under the 1998 Plan. Stock award grants are subject to certain limitations as specified in the Plan. The maximum term of stock awards is ten years under the 1998 Plan and seven years under the 2004 Plan.

The table below summarizes stock incentive compensation expense included in the consolidated financial statements and related amounts for each year:

	Year Ended December 31
(in millions)	2009	2008	2007
Non-cash stock option compensation expense	$43	$80	$42
Non-cash performance share and unrestricted share compensation expense	26	47	4
Non-cash restricted share compensation expense	68	43	19
Related tax benefit recorded in income statement	50	62	24
Intrinsic value of stock option exercises	68	202	170
Income tax benefit on exercise of stock options or vesting of stock awards (a)	20	69	64
Grant date fair value of stock options vested	42	70	35

(a)	Recorded as additional paid-in-capital

Stock Options

Stock options granted under the 2004 Plan generally vest and become exercisable ratably over a three-year period, and may include a provision for accelerated vesting when the common stock price reaches specified levels as determined by the Compensation Committee of the Board of Directors. Some stock options granted in 2009, 2008 and 2007 vest only when the common stock price reaches specified levels. There were a total of 18.4 million options outstanding under the 2004 and 1998 Plans at December 31, 2009, including 14.3 million that were exercisable at that date. The table below shows the terms under which the remaining options vest.

Unvested Stock Options (in thousands)	Vesting
2,053	Ratably over 3 years
776	$ 50
400	$ 54
2	$ 55
794	$ 90

The following summarizes option activity and balances for the year ended December 31, 2009:

	Weighted- Average Exercise Price	Stock Options (in thousands)	Weighted- Average Remaining Term (in years)	Aggregate Intrinsic Value (in millions)
Balance at January 1, 2009	$36.08	20,290
Grants	41.94	1,587
Exercises	26.65	(3,510)
Forfeitures	43.15	(1)

Balance at December 31, 2009	$38.39	18,366	4.01	$203

Exercisable at December 31, 2009	$34.52	14,341	3.53	$192

As a result of options exercised in 2009, outstanding common stock increased by 1.5 million shares and stockholders’ equity increased by $11 million.

Performance Shares

Performance shares granted under the 2004 Plan are subject to restrictions determined by the Compensation Committee of the Board of Directors and are subject to forfeiture if performance criteria are not met. Otherwise, holders of performance shares generally have all the voting, dividend and other rights of other common stockholders. To date, the performance criteria for all awards has been the achievement of specified increases in the common stock price above the market price at the grant date. We granted 826,000 performance shares in 2009 and 1,216,000 performance shares in 2008. There were a total of 1,108,000 performance shares outstanding at December 31, 2009. The table below shows the number of shares and vesting prices of these performance shares.

Performance Shares (in thousands)	Vesting Price
390	$ 50
228	$ 55
245	$ 77
245	$ 85

The November 2009 performance share grant totaled 456,000 shares, with half of the shares vesting when the common stock price closes at or above $50 and the other half vesting when the common stock price closes at or above $55. Under the terms of the grant agreement, when the merger agreement with ExxonMobil was signed, the vesting criteria for these shares changed to time vesting, with all of the shares vesting one year after the merger closes. If the merger is not completed, the vesting criteria for the shares would revert to the original price vesting terms.

Restricted Shares

We granted 1,568,000 restricted shares in 2009, 2,537,000 restricted shares in 2008 and 1,388,000 restricted shares in 2007 to key employees other than executive officers. Of the shares granted in 2009, 1,544,000 vest over 42 months, with one-third vesting each at 18, 30 and 42 months. The remaining shares granted in 2009 and previous years vest over three years, with one-third vesting at each grant anniversary date. Holders of restricted shares generally have all the voting, dividend and other rights of other common stockholders.

Unrestricted Share Awards

Nonemployee directors are each eligible to receive discretionary stock awards under the 2004 Plan covering up to 25,000 shares annually, as approved by the Corporate Governance and Nominating Committee and the

Board of Directors. Subsequent to the November 2008 grant, the directors approved a director compensation program whereby nonemployee directors no longer receive stock options and are limited to annual unrestricted grants not to exceed 6,000 shares per director subject to a cap in value of $300,000 as defined in the compensation program.

Nonemployee directors received 4,166 shares each totaling approximately 25,000 unrestricted shares in 2009, 2008 and 2007 under the 2004 Plan. In November 2007, nonemployee directors received 20,000 stock options each totaling 120,000 stock options, 50% of which vested when the common stock price closed above the target price of $56 in 2008 and 50% of which vested when the common stock price closed above the target price of $60 in 2008. In November 2008, nonemployee directors received 20,000 stock options each totaling 120,000 stock options, 50% of which vested when the common stock price closed above the target price of $40 in 2009 and 50% of which vested when the common stock price closed at or above the target price of $45 in 2009.

In January 2009, our Chairman of the Board and Founder received 110,000 unrestricted common shares.

Nonvested Stock Awards

The following summarizes the status of the nonvested stock options, performance shares and restricted shares as of December 31, 2009 and changes for the year then ended:

	Stock Options		Performance Shares		Restricted Shares
(in thousands, except per share amounts)	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares	Weighted- Average Grant Date Fair Value	Number of Shares
Nonvested at January 1, 2009	$14.63	5,756	$45.37	853	$39.87	3,843
Vested	12.70	(3,317)	29.67	(571)	40.53	(1,668)
Grants	11.68	1,587	39.92	826	42.88	1,568
Forfeitures	14.49	(1)	—	—	38.78	(83)

Nonvested at December 31, 2009	$15.05	4,025	$49.40	1,108	$40.88	3,660

As of December 31, 2009, the remaining unrecognized compensation expense related to nonvested stock options was $12 million. Total deferred compensation at December 31, 2009 related to performance shares was $15 million and related to restricted shares was $134 million. For these nonvested stock awards at December 31, 2009, we estimate that stock incentive compensation for service periods after December 31, 2009 will be $90 million in 2010, $45 million in 2011, $18 million in 2012 and $8 million in 2013. The weighted-average remaining vesting period is 1.0 years for stock options, 0.4 years for performance shares, and 2.4 years for restricted shares.

Estimated Fair Value of Grants

We use a trinomial lattice model to value stock option grants that time vest and a Monte Carlo simulation model to value performance shares and stock options that vest, or include a provision for accelerated vesting, when the common stock price reaches specified levels.

During 2009, 2008 and 2007, we used both a trinomial lattice model and a Monte Carlo simulation model to determine the fair value of options granted, and we used a Monte Carlo simulation model to determine the fair value of performance shares granted. For restricted stock grants, the fair value is equal to the closing price of our common stock on the grant date.

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

We record stock incentive compensation only for awards expected to vest. During 2009, we estimated annual forfeitures using a rate of 0% for stock options, 2% for restricted shares and 0% for performance shares.

During the year ended December 31, 2009, we granted 1.6 million options with an estimated total grant-date fair value of $19 million and a weighted-average fair value of $11.68 per option. During 2008, we granted 2.7 million options with an estimated total grant-date fair value of $47 million and a weighted-average fair value of $17.10 per option. During 2007, we granted 4.3 million options with an estimated total grant-date fair value of $65 million and a weighted-average fair value of $15.29 per option. Fair values were determined using the following assumptions:

	2009	2008	2007
Weighted-average expected term (years)	3.8	4.4	4.6
Range of risk-free interest rates	1.6% - 2.7%	1.7% - 3.5%	3.4% - 5.0%
Weighted-average risk-free interest rates	1.7%	2.7%	3.8%
Dividend yield	1.2%	1.0%	0.8%
Range of volatility	40% - 45%	32% - 53%	26% - 33%
Weighted-average volatility	43%	40%	32%

14. Acquisitions

During the first six months of 2008, we completed acquisitions of both producing and unproved properties for approximately $2.3 billion. These acquisitions included bolt-on acquisitions of additional producing properties, mineral interests and undeveloped leasehold primarily in our Eastern and San Juan Regions and the Barnett, Fayetteville, Woodford and Marcellus Shales. These acquisitions were funded by commercial paper borrowings, proceeds from the February 2008 common stock offering (Note 9) and proceeds from the April 2008 issuance of senior notes (Note 3).

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

In July 2008, we acquired producing and undeveloped acreage located in the Bakken Shale in Montana and North Dakota from Headington Oil Company. The total purchase price was $1.8 billion, and was funded by cash of $1.05 billion and the issuance of 11.7 million shares of common stock to the sellers valued at $742 million (Note 9). The purchase price was allocated primarily to proved properties. The cash portion of the transaction was funded by a combination of operating cash flow and commercial paper.

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

Acquisitions were recorded using the purchase method of accounting. The following presents our unaudited pro forma results of operations for 2008 and 2007 as if the Hunt acquisition was made at the beginning of 2008 and 2007 and the 2007 Dominion acquisition was made at the beginning of 2007. These pro forma results are not necessarily indicative of future results.

	Pro Forma (Unaudited)
	Year Ended December 31
(in millions, except per share data)	2008	2007
Revenues	$8,450	$6,648

Net income	$2,090	$1,811

Earnings per common share:
Basic	$3.80	$3.58

Diluted	$3.76	$3.53

15. Quarterly Financial Data (Unaudited)

The following are summarized quarterly financial data for the years ended December 31, 2009 and 2008:

	Quarter
(in millions, except per share data)	1st	2nd	3rd	4th
2009
Revenues	$2,161	$2,273	$2,288	$2,342
Gross profit (a)	$978	$996	$999	$1,070
Net income	$486	$496	$500	$537
Earnings per common share: (b)
Basic	$0.84	$0.86	$0.86	$0.92
Diluted	$0.83	$0.85	$0.86	$0.92

2008
Revenues	$1,673	$1,936	$2,125	$1,961
Gross profit (a)	$913	$1,095	$1,052	$830
Net income	$465	$575	$521	$351	(c)
Earnings per common share: (b)
Basic	$0.93	$1.12	$0.95	$0.61
Diluted	$0.92	$1.11	$0.94	$0.61

(a)	Operating income before general and administrative expense.
(b)	Because quarterly earnings per share is based on the weighted average shares outstanding during the quarter, the sum of quarterly earnings per share may not equal earnings per share for the year. See Note 10 related to our January 1, 2009 adoption of the authoritative guidance regarding calculating earnings per share using the two-class method.
(c)	Included in fourth quarter net income is an after-tax impairment of proved properties of $81 million (Note 1).

16. Supplementary Financial Information for Oil and Gas Producing Activities (Unaudited)

Substantially all of our operations are directly related to oil and gas producing activities located in the United States. Our international oil and gas producing activities, located in the North Sea, comprise less than 1% of our 2009 and 2008 revenues, costs incurred, reserves and standardized measure.

Costs Incurred Related to Oil and Gas Producing Activities

The following table summarizes costs incurred whether such costs are capitalized or expensed for financial reporting purposes:

(in millions)	2009	2008	2007
Acquisitions:
Proved properties	$30	$7,845	$3,197
Unproved properties—acquisitions of proved properties (a)	—	1,110	260
Unproved properties—other	224	2,094	571
Development (b)	2,488	3,355	2,529
Exploration	500	517	257
Asset retirement obligation accrued upon:
Acquisition	14	202	58
Development (c)	26	85	68

Total Costs Incurred	$3,282	$15,208	$6,940

(a)	Represents a portion of the allocated purchase price of unproved properties acquired as part of the acquisition of proved properties (Note 14).
(b)	Includes capitalized interest of $42 million in 2009, $39 million in 2008 and $30 million in 2007.
(c)	Includes revisions of ($7) million in 2009, $52 million in 2008 and $39 million in 2007.

Proved Reserves

Our proved oil and gas reserves have been estimated by independent petroleum engineers. Proved reserves are those quantities of oil and natural gas, which, by analysis of geoscience and engineering data can be estimated with reasonable certainty to be economically producible from a given date forward, from known reservoirs and under existing economic conditions, operating methods, and government regulation before the time at which contracts providing the right to operate expire, unless evidence indicates that renewal is reasonably certain. Proved developed reserves are the quantities expected to be recovered through existing wells with existing equipment and operating methods in which the cost of the required equipment is relatively minor compared with the cost of a new well. Due to the inherent uncertainties and the limited nature of reservoir data, such estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production of these reserves may be substantially different from the original estimate. Revisions result primarily from new information obtained from development drilling and production history and from changes in economic factors. Proved reserves exclude volumes deliverable to others under production payments or retained interests.

Standardized Measure

The standardized measure of discounted future net cash flows and changes in such cash flows are prepared using assumptions required by the Financial Accounting Standards Board. Such assumptions include the use of 12-month average prices for oil and gas, based on the first-day-of-the-month price for each month in the period, and year end costs for estimated future development and production expenditures to produce year-end estimated proved reserves. Prior to 2009, standardized measure was calculated using year end oil and gas prices and costs.

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

The standardized measure does not represent management’s estimate of our future cash flows or the value of proved oil and gas reserves. Probable and possible reserves, which may become proved in the future, are excluded from the calculations. Furthermore, prices used to determine the standardized measure are influenced by supply and demand as effected by recent economic conditions as well as other factors and may not be the most representative in estimating future revenues or reserve data.

Proved Reserves (in millions)	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
December 31, 2006	6,944.2	53.0	214.4	8,548.6
Revisions (a)	(46.3)	10.2	15.5	108.2
Extensions, additions and discoveries	1,797.5	5.8	18.4	1,942.5
Production	(532.1)	(4.9)	(17.2)	(664.8)
Purchases in place	1,278.8	2.7	11.3	1,362.7
Sales in place	(1.0)	—	(1.2)	(8.2)

December 31, 2007	9,441.1	66.8	241.2	11,289.0
Revisions (a)	(665.5)	(9.4)	(20.9)	(847.3)
Extensions, additions and discoveries	2,195.7	4.2	10.4	2,283.3
Production	(697.4)	(5.7)	(20.5)	(854.7)
Purchases in place	1,529.0	19.9	57.6	1,994.1
Sales in place	—	—	(0.3)	(2.0)

December 31, 2008	11,802.9	75.8	267.5	13,862.4
Revisions (a)	(644.4)	18.6	13.2	(453.8)
Extensions, additions and discoveries	2,175.8	6.2	37.9	2,440.8
Production	(855.0)	(7.5)	(24.2)	(1,045.2)
Purchases in place	22.4	0.1	—	23.0
Sales in place	—	—	—	—

December 31, 2009	12,501.7	93.2	294.4	14,827.2

(a)	Includes positive price revisions of 165.2 Bcfe in 2007 and negative price revisions of 545.8 Bcfe in 2008 and 620.0 Bcfe in 2009.

The additions to our proved reserves from extensions, additions and discoveries in the last three years are due to the success of our development drilling program. Gas development was concentrated in East Texas and the Barnett, Fayetteville and Woodford shales in 2009. In 2008 and 2007, gas development focused on East Texas and the Barnett Shale. Oil development was concentrated in the Permian Basin and Bakken Shale in 2009 and primarily the Permian Basin in 2008 and 2007. Development and exploration costs totaled $3.0 billion in 2009, $3.9 billion in 2008 and $2.8 billion in 2007. As a result of our 2009 development program, we added approximately 1.8 Tcfe of new undeveloped reserves.

Proved Developed Reserves (in millions)	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
December 31, 2006	4,481.6	40.1	167.3	5,725.9

December 31, 2007	6,031.5	52.9	184.8	7,457.7

December 31, 2008	7,290.3	52.5	205.0	8,835.4

December 31, 2009	7,353.1	62.7	212.6	9,004.6

Proved Undeveloped Reserves (in millions)	Gas (Mcf)	Natural Gas Liquids (Bbls)	Oil (Bbls)	Natural Gas Equivalents (Mcfe)
December 31, 2006	2,462.6	12.9	47.1	2,822.7

December 31, 2007	3,409.6	13.9	56.4	3,831.3

December 31, 2008	4,512.6	23.3	62.5	5,027.0

December 31, 2009	5,148.6	30.5	81.8	5,822.6

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Reserves
	December 31
(in millions)	2009	2008	2007
Future cash inflows	$57,792	$65,608	$86,080
Future costs:
Production	(21,114)	(22,239)	(22,066)
Development	(8,484)	(9,159)	(6,065)
Future income tax	(5,525)	(7,902)	(18,423)

Future net cash flows	22,669	26,308	39,526
10% annual discount	(11,808)	(13,515)	(19,988)

Standardized measure	$10,861	$12,793	$19,538

Changes in Standardized Measure of Discounted Future Net Cash Flows
(in millions)	2009	2008	2007
Standardized measure, January 1	$12,793	$19,538	$10,828

Revisions:
Prices and costs	(1,039)	(14,047)	7,958
Quantity estimates	109	(1,331)	1,868
Accretion of discount	1,279	1,954	970
Future development costs	(797)	(915)	(3,082)
Income tax	1,298	5,259	(3,749)
Production rates and other	(2)	1	—

Net revisions	848	(9,079)	3,965
Extensions, additions and discoveries	2,009	2,714	3,541
Production	(7,250)	(5,879)	(4,359)
Development costs	2,447	2,942	2,299
Purchases in place (a)	14	2,560	3,286
Sales in place (b)	—	(3)	(22)

Net change	(1,932)	(6,745)	8,710

Standardized measure, December 31	$10,861 (c)	$12,793 (d)	$19,538 (e)

(a)	Generally based on the year-end present value plus the cash flow received from such properties during the year, rather than the estimated present value at the date of acquisition.
(b)	Generally based on beginning of the year present value less the cash flow received from such properties during the year, rather than the estimated present value at the date of sale.
(c)	The December 31, 2009 standardized measure includes a reduction of $96 million ($151 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2009 includes a liability of $812 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(d)	The December 31, 2008 standardized measure includes a reduction of $93 million ($147 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2008 includes a liability of $759 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.
(e)	The December 31, 2007 standardized measure includes a reduction of $43 million ($68 million before income tax) for estimated property abandonment costs. The consolidated balance sheet at December 31, 2007 includes a liability of $453 million for the same asset retirement obligation, which was calculated using different cost and present value assumptions.

Price and cost revisions are primarily the net result of changes in prices, based on beginning of year reserve estimates. Quantity estimate revisions are primarily the result of the extended economic life of proved reserves and proved undeveloped reserve additions attributable to increased development activity.

Average realized gas prices used in the estimation of proved reserves and calculation of the standardized measure were $3.16 for 2009, $4.66 for 2008, $6.39 for 2007 and $5.46 for 2006. Average realized natural gas liquids prices were $27.18 for 2009, $18.26 for 2008, $60.24 for 2007 and $31.96 for 2006. Average realized oil prices were $55.96 for 2009, $38.12 for 2008, $91.19 for 2007 and $55.47 for 2006. In 2009, we used 12-month average oil and gas prices, based on the first-day-of-the-month price for each month in the period. For periods prior to 2009, we used year end oil and gas prices.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our management has concluded that, based on these criteria, we have maintained in all material respects, effective internal control over financial reporting as of December 31, 2009.

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

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

XTO Energy Inc.:

We have audited the accompanying consolidated balance sheets of XTO Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, cash flows, and comprehensive income for each of the years in the three-year period ended December 31, 2009. We also have audited XTO Energy Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). XTO Energy Inc. management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures, as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XTO Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, XTO Energy Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 10 to the consolidated financial statements, as of January 1, 2009, the Company adopted the authoritative guidance for earnings per share as it relates to determining whether instruments granted in share based payment transactions are participating securities.

KPMG LLP

Fort Worth, Texas

February 24, 2010

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February 2010.

XTO ENERGY INC.

By	/S/ KEITH A. HUTTON

Keith A. Hutton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February 2010.

PRINCIPAL EXECUTIVE OFFICERS (AND DIRECTORS)	DIRECTORS

/S/ BOB R. SIMPSON	/S/ WILLIAM H. ADAMS III
Bob R. Simpson, Chairman of the Board and Founder	William H. Adams III

/S/ KEITH A. HUTTON Keith A. Hutton, Chief Executive Officer	/S/ LANE G. COLLINS Lane G. Collins

/S/ VAUGHN O. VENNERBERG II	/S/ PHILLIP R. KEVIL
Vaughn O. Vennerberg II, President	Phillip R. Kevil

/S/ JACK P. RANDALL
Jack P. Randall

/S/ SCOTT G. SHERMAN
Scott G. Sherman

/S/ HERBERT D. SIMONS
Herbert D. Simons

PRINCIPAL FINANCIAL OFFICER	PRINCIPAL ACCOUNTING OFFICER

/S/ LOUIS G. BALDWIN	/S/ BENNIE G. KNIFFEN
Louis G. Baldwin, Executive Vice President and Chief Financial Officer	Bennie G. Kniffen, Senior Vice President and Controller

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company.

Exhibit No.	Description	Page

2.1+	Agreement and Plan of Merger dated January 9, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.2 to Form 10-K for the year ended December 31, 2004)

2.2+	Amendment No. 1 to Agreement and Plan of Merger dated February 3, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.3 to Form 10-K for the year ended December 31, 2004)

2.3+	Amendment No. 2 to Agreement and Plan of Merger dated March 22, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 28, 2005)

2.4+	Amendment No. 3 to Agreement and Plan of Merger dated March 31, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 5, 2005)

2.5+	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and XTO Energy Inc. as Buyer (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 6, 2007)

2.6+	Agreement of Sale and Purchase dated May 23, 2008 between Headington Oil Company LLC, et al. and XTO Energy Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 18, 2008)

2.7+	Acquisition Agreement dated June 9, 2008 among XTO Energy Inc., HPC Acquisition Corporation, HHEC Acquisition Corporation, Hunt Petroleum Corporation, Hassie Hunt Exploration Company and Hassie Hunt Production Company (incorporated by reference to Exhibit 2.2 to Form 8-K filed July 18, 2008)

2.8+	Purchase and Sale Agreement dated July 18, 2008 between XTO Energy Inc. and Hollis R. Sullivan Inc., et al. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 24, 2008)

2.9+	Agreement and Plan of Merger dated December 13, 2009 among XTO Energy Inc., Exxon Mobil Corporation and ExxonMobil Investment Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed December 15, 2009)

3.1	Restated Certificate of Incorporation of the Company, as restated on June 21, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2006)

3.2	Amended and Restated Bylaws of the Company as of May 19, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 22, 2009)

4.1	Form of Indenture for Senior Debt Securities dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 17, 2002)

4.2	First Supplemental Indenture dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee for the 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2002)

Exhibit No.	Description	Page

4.3	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2006)

4.4	Registration Rights Agreement among the Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

4.5	Indenture dated as of April 23, 2003 between the Company and the Bank of New York, as Trustee for the 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2003)

4.6	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2006)

4.7	Indenture for Senior Debt Securities dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed January 16, 2004)

4.8	First Supplemental Indenture dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee for the 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed January 16, 2004)

4.9	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2006)

4.10	Indenture dated as of September 23, 2004 between the Company and the Bank of New York, as Trustee for the 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 24, 2004)

4.11	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.6 to Form 10-Q for the quarter ended March 31, 2006)

4.12	Indenture for Senior Debt Securities dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 12, 2005)

4.13	First Supplemental Indenture dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed April 12, 2005)

4.14	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2006)

4.15	Third Supplemental Indenture dated as of March 30, 2006 between the Company and The Bank of New York Trust Company, as Trustee, for 5.65% Senior Notes due 2016 and 6.10% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2006)

Exhibit No.	Description	Page

4.16	Registration Rights Agreement dated April 1, 2005 among the Company and the security holders of Antero Resources Corporation (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2005)

4.17	Indenture for Senior Debt Securities dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed July 16, 2007)

4.18	First Supplemental Indenture dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 5.90% Senior Notes due 2012, 6.25% Senior Notes due 2017 and 6.75% Senior Notes due 2037 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed July 16, 2007)

4.19	Second Supplemental Indenture dated as of April 18, 2008 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 4.625% Senior Notes due 2013, 5.50% Senior Notes due 2018 and 6.375% Senior Notes due 2038 (incorporated by reference to Exhibit 4.3.3 to Form 8-K filed April 16, 2008)

4.20	Third Supplemental Indenture dated as of August 7, 2008 between the Company and the Bank of New York Trust Company, N.A., as Trustee for 5% Senior Notes due 2010, 5.75% Senior Notes due 2013 and 6.50% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3.4 to Form 8-K filed August 5, 2008)

10.1*	Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006)

10.2*	Amendment to Employment Agreement between the Company and Bob R. Simpson, dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2008)

10.3*	Employment Agreement between the Company and Bob R. Simpson, dated November 18, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008)

10.4*	Amendment to Employment Agreement between the Company and Bob R. Simpson, dated September 16, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009)

10.5*	Amendment No. 2 to Employment Agreement between the Company and Bob R. Simpson, dated December 13, 2009

10.6*	Employment Agreement between the Company and Keith A. Hutton, dated May 16, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006)

10.7*	Employment Agreement between the Company and Keith A. Hutton, dated November 18, 2008 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2008)

10.8*	Amendment to Employment Agreement between the Company and Keith A. Hutton, dated December 13, 2009

10.9*	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated May 16, 2006 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006)

Exhibit No.	Description	Page

10.10*	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated November 18, 2008 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008)

10.11*	Amendment to Employment Agreement between the Company and Vaughn O. Vennerberg II, dated December 13, 2009

10.12*	1998 Stock Incentive Plan, as amended March 17, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004)

10.13*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Bob R. Simpson, dated December 13, 2009 (incorporated by reference to Exhibit 99.1 to Form 8-K filed December 15, 2009) **

10.14*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Keith A. Hutton, dated December 13, 2009 (incorporated by reference to Exhibit 99.2 to Form 8-K filed December 15, 2009) **

10.15*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Vaughn O. Vennerberg II, dated December 13, 2009 (incorporated by reference to Exhibit 99.3 to Form 8-K filed December 15, 2009) **

10.16*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Louis G. Baldwin, dated December 13, 2009 (incorporated by reference to Exhibit 99.4 to Form 8-K filed December 15, 2009) **

10.17*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Timothy L. Petrus, dated December 13, 2009 (incorporated by reference to Exhibit 99.5 to Form 8-K filed December 15, 2009) **

10.18*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement dated April 13, 2006 for the Annual Meeting of Stockholders held May 16, 2006)

10.19*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated through November 21, 2006) (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2006)

10.20*	XTO Energy Inc. 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008 (incorporated by reference to Appendix B to the Proxy Statement dated April 21, 2008 for the Annual Meeting of Stockholders held May 20, 2008)

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 22, 2004)

10.22*	Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006)

10.23*	Form of Stock Award Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 22, 2004)

10.24*	Second Form of Stock Award Agreement for Employees under the 2004 Stock Incentive Plan

Exhibit No.	Description	Page

10.25*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed November 22, 2004)

10.26*	Form of Stock Award Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 22, 2004)

10.27*	Form of Stock Grant Agreement for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005)

10.28*	Form of Stock Grant Agreement (With Restrictions) for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2007)

10.29*	Form of Stock Award Agreement (Restricted Shares) for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2006)

10.30*	Second Form of Stock Award Agreement (Restricted Shares) for Employees under the 2004 Stock Incentive Plan

10.31*	Form of Stock Award Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)

10.32*	Form of Stock Grant Agreement to Chairman under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2008)

10.33*	Second Form of Stock Award Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2008)

10.34*	Second Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2008)

10.35*	Second Amended and Restated Management Group Employee Severance Protection Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006)

10.36*	Third Amended and Restated Management Group Employee Severance Protection Plan, as amended November 18, 2008 (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2008)

10.37*	Fourth Amended and Restated Management Group Employee Severance Protection Plan, as amended December 13, 2009 **

10.38*	Amended and Restated Outside Directors Severance Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006)

10.39*	Amended and Restated Outside Directors Severance Plan, as amended November 18, 2008 (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2008)

Exhibit No.	Description	Page

10.40*	Form of Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, Keith A. Hutton, Vaughn O. Vennerberg II and Louis G. Baldwin, dated October 15, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2004)

10.41*	Form of Amendment No. One to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, Keith A. Hutton, Vaughn O. Vennerberg II and Louis G. Baldwin, dated November 21, 2006 (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 2006)

10.42*	Amendment Number Two to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, dated December 31, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2008)

10.43*	Agreement (relating to change in control) between the Company and Timothy L Petrus, dated November 21, 2006 (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2006)

10.44*	Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, dated November 18, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2008)

10.45*	Form of Amended and Restated Agreement (relating to change in control) between the Company and Keith A. Hutton, Vaughn O. Vennerberg II, Louis G. Baldwin and Timothy L. Petrus, dated November 18, 2008 (incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2008)

10.46*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, dated December 13, 2009 (incorporated by reference to Exhibit 99.6 to Form 8-K filed December 15, 2009)

10.47*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Keith A. Hutton, dated December 13, 2009 (incorporated by reference to Exhibit 99.7 to Form 8-K filed December 15, 2009)

10.48*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Vaughn O. Vennerberg II, dated December 13, 2009 (incorporated by reference to Exhibit 99.8 to Form 8-K filed December 15, 2009)

10.49*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Louis G. Baldwin, dated December 13, 2009 (incorporated by reference to Exhibit 99.9 to Form 8-K filed December 15, 2009)

10.50*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Timothy L. Petrus, dated December 13, 2009 (incorporated by reference to Exhibit 99.10 to Form 8-K filed December 15, 2009)

10.51*	XTO Energy Inc. 2009 Executive Incentive Compensation Plan (incorporated by reference to Appendix C to the Proxy Statement dated April 17, 2009 for the Annual Meeting of Stockholders held May 19, 2009)

10.52*	Form of Indemnification Agreement dated November 15, 2005 between the Company and each director, executive officer and certain other officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 18, 2005)

Exhibit No.	Description	Page

10.53*	Description of Matching Charitable Contribution Program for officers and directors (incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2007)

10.54	Amended and Restated 5-Year Revolving Credit Agreement dated April 1, 2005 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005)

10.55	First Amendment to Five-Year Revolving Credit Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006)

10.56	Second Amendment to Five-Year Revolving Credit Agreement dated October 25, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2006)

10.57	Third Amendment to 5-Year Revolving Credit Agreement dated March 19, 2007 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2007)

10.58	Fourth Amendment to 5-Year Revolving Credit Agreement dated February 6, 2008 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2007)

10.59	Commitment Increase and Accession Agreement dated July 17, 2008 between XTO Energy Inc. and certain banks named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)

10.60	Term Loan Credit Agreement dated November 10, 2004 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.20 to Form S-4 dated December 13, 2004)

10.61	First Amendment to Term Loan Agreement dated April 1, 2005 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2005)

10.62	Second Amendment to Term Loan Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006)

10.63	Third Amendment to Term Loan Agreement dated March 19, 2007 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 23, 2007)

10.64	Fourth Amendment to Term Loan Agreement dated February 6, 2008 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2007)

10.65	Form of Commercial Paper Dealer Agreement dated October 27, 2006 between the Company and each of Lehman Brothers Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2006)

10.66	Issuing and Paying Agency Agreement dated October 27, 2006 between the Company and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 2006)

Exhibit No.	Description	Page

10.67	Firm Intrastate Gas Transportation Agreement dated July 1, 2005 between the Company, XTO Resources I, LP and Energy Transfer Fuel, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005) (Material has been omitted from this Exhibit pursuant to an order of confidential treatment and the omitted material has been separately filed with the Securities and Exchange Commission.)

12.1	Computation of Ratio of Earnings to Fixed Charges

21.1	Subsidiaries of XTO Energy Inc.

23.1	Consent of KPMG LLP

23.2	Consent of Miller and Lents, Ltd.

31.1	Chief Executive Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Miller and Lents, Ltd. Report

101	The following financial statements from XTO Energy Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009, filed on February 25, 2010, formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

+	All schedules and similar attachments have been omitted. The Company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan
**	To be effective upon completion of the merger with Exxon Mobil Corporation.

Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, XTO Energy Inc., 810 Houston Street, Fort Worth, Texas 76102.