Form 10-K/A
period 2009-12-31
XTO ENERGY INC
filed 2010-04-29
CIK 868809

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $21.3 billion based on the closing price as reported on the New York Stock Exchange.

Number of Shares of Common Stock outstanding as of April 15, 2010 – 584,290,430

XTO ENERGY INC.

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

Explanation of Amendment

XTO Energy Inc. is filing this Form 10-K/A as Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2009 (the “Annual Report”) that was filed with the Securities and Exchange Commission on February 25, 2010 (the “Original Form 10-K”) for the purpose of including the following Items of the Annual Report that were to be incorporated by reference:

Item 10. Directors, Executive Officers and Corporate Governance

Item 11. Executive Compensation

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13. Certain Relationships and Related Transactions, and Director Independence

Item 14. Principal Accountant Fees and Services

In addition, XTO Energy is also including certain exhibits with this Amendment under Item 15. Except as described above, no other changes are being made to the Annual Report, and the Original Form 10-K continues to speak as of the date it was filed.

On December 13, 2009, XTO Energy entered into a definitive merger agreement with Exxon Mobil Corporation under which we would become a wholly-owned subsidiary of ExxonMobil. As a result of the merger, each outstanding share of our common stock would be converted into 0.7098 shares of ExxonMobil common stock. Completion of the proposed merger remains subject to certain conditions, including the adoption of the merger agreement by our stockholders. We currently expect to complete the proposed merger in the second quarter of 2010; however, no assurance can be given as to when, or if, the merger will occur.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

Biographical information (including age as of April 15, 2010) follows for each of our directors and advisory directors. Included with the biographical information for each such person is a brief discussion of the experience, qualifications, attributes and skills that led the corporate governance and nominating committee and the board to conclude that the person should serve as our director in light of our business and structure.

CLASS A	TERM EXPIRES 2010

Lane G. Collins	Age 69. Dr. Collins has been a director of XTO since 2005, and served as an advisory director from 1998 to 2005. He is professor emeritus of accounting at Baylor University in Waco, Texas, where he taught from 1978 until May 2007. Prior to that, he taught for five years at the University of Southern California, where he earned his doctorate in business administration. Dr. Collins is a certified public accountant. He brings a strong background in accounting, internal control over financial reporting, and finance to the board. As an advisory director for seven years, he gained extensive experience in applying these disciplines to the oil and gas exploration and development industry.

CLASS A	TERM EXPIRES 2010

Scott G. Sherman	Age 76. Mr. Sherman has been a director of XTO since 1990. He has been the sole owner of Sherman Enterprises, a personal investment firm in Fort Worth, Texas, for the past 15 years. Prior to that, he owned and operated Eaglemotive Industries, an automotive parts manufacturing company, for 18 years. Mr. Sherman has been an entrepreneur and independent business owner for over 33 years. For the last 15 years, his focus has been on finance and personal investment, and he provides us with valuable insights from the perspective of an entrepreneur and investor.

Bob R. Simpson	Age 62. Mr. Simpson has been a director of XTO since 1990. He is our chairman of the board and founder. He co-founded our company in 1986, has been our chairman since 1996, and served as our chief executive officer or held similar positions with us from 1986 until December 2008. Prior to that, he was vice president of finance and corporate development (1979-1986) and tax manager (1976-1979) at Southland Royalty Company. Mr. Simpson contributed his expertise in oil and gas finance, corporate development, tax, and accounting to the founding of our company in 1986. Since that time, his overall vision and strong leadership have been critical to our success, and he has been extensively involved with our acquisition and hedging programs. He has been one of the most widely admired and recognized executives in the oil and gas exploration and development industry for several years, and has developed a particular expertise in unconventional natural gas exploration and development.

CLASS B	TERM EXPIRES 2011

William H. Adams III	Age 51. Mr. Adams has been a director of XTO since 2001. He is chairman and a principal owner of Texas Appliance Supply, Inc., a wholesale and retail appliance distribution company. He is also the chief executive officer of JABB Associates, Inc., a personal investment firm. He served as regional president of Compass Bank in Fort Worth, Texas, or held similar positions with its predecessor, TexasBank, from 2001 until June 2006. Prior to that, he was employed by Frost Bank from 1995 to 2001, where he last served as president of Frost Bank-South Arlington. Mr. Adams has spent much of his career in the banking industry in Texas and has been an independent business owner for a number of years. His banking experience has been centered primarily in the oil and gas industry. He has significant experience in financial statement analysis and risk management.

Keith A. Hutton	Age 51. Mr. Hutton has been a director of XTO since 2005, and served as an advisory director from 2000 to 2005. He has served as our chief executive officer since December 2008. He served as our president from 2005 until December 2008. Prior to that, he was executive vice president-operations or held similar positions with us since 1987. Prior to that, he was a reservoir engineer with Sun Exploration & Production Company (1982-1987). Mr. Hutton, who has been with us for 23 years, has extensive experience in the engineering and operational areas of the oil and gas exploration, development and production industry. He is a petroleum engineer and has particular strengths in administering our capital budget, evaluating oil and gas properties and acquisitions, overseeing our reserve estimates, supervising our drilling programs, and applying emerging technological developments in unconventional natural gas exploration and development. He has risen through the ranks since he has been with us, and was appointed our chief executive officer in 2008. He has over 28 years’ experience in the oil and gas industry.

Phillip R. Kevil	Age 59. Mr. Kevil has been a director of XTO since 2004. He retired from the company in 1997. He served as vice president-taxation or held similar positions with us from 1987 to 1997. Prior to that, he was tax manager (1979-1986) and assistant tax manager (1975-1979) at Southland Royalty Company and was on the audit and tax staff of Arthur Andersen LLP (1973-1975). Mr. Kevil is a certified public accountant with over 27 years of experience, primarily in the oil and gas industry, during which time he has obtained a thorough understanding of financial statement requirements. Mr. Kevil has been an invaluable resource for us with respect to financial accounting, audit, and tax matters. He also has an intimate knowledge of our company, having served as our vice president–taxation and in similar positions with us for 11 years prior to his retirement from the company in 1997.

Jack P. Randall	Age 60. Mr. Randall has been a director of XTO since 1997. He is co-founder of Jefferies Randall & Dewey division of Jefferies & Company, Inc., an oil and gas transactions advisory business and investment bank in Houston, Texas. In 2005, Jefferies Group, Inc. acquired Randall & Dewey Partners, LP, an oil and gas transaction advisory and consulting business Mr. Randall co-founded in 1989. He served as president and chief executive officer of Randall & Dewey Inc. from 1989 to 2004. Prior to that, he was with Amoco Production Company, a subsidiary of Standard Oil of Indiana (1975-1989), where he was manager of acquisitions and divestitures for seven years. Mr. Randall has almost 20 years’ experience in providing outside transactional advice to companies in the oil and gas industry, including with respect to mergers, acquisitions, divestitures, joint ventures, and capital-raising transactions, and an additional 15 years’ experience in seeing the same types of transactions as an in-house petroleum engineer. His skills in acquisition evaluation, structuring, and finance, as well as his entrepreneurial experience, have proved to be very important to a growth company such as ours, especially in the expanding field of unconventional natural gas exploration and development.

Herbert D. Simons	Age 74. Mr. Simons has been a director of XTO since 2000. In 2007, he retired as an attorney specializing in federal income tax law. He was of counsel with the law firm of Winstead PC in Houston, Texas from 1999 until his retirement. Prior to that, he was a partner in the law firm of Butler & Binion, L.L.P. from 1972 through 1999. Mr. Simons served as a member of the Rice University Accounting Council from 1981 until 1996. Mr. Simons is the only attorney on our board. He is a certified public accountant in addition to being an attorney. He practiced law, specializing in corporate federal income tax law, for over 35 years, with particular expertise in the oil and gas industry, and has extensive experience in governmental regulations and legal compliance.

Vaughn O. Vennerberg II	Age 55. Mr. Vennerberg has been a director of XTO since 2005, and served as an advisory director from 2000 to 2005. He has served as our president since December 2008. He served as our senior executive vice president and chief of staff from May 2005 until December 2008. Prior to that, he was executive vice president-administration or held similar positions with us since 1987. Prior to joining us, he was employed by Cotton Petroleum Corporation and Texaco Inc. (1979-1986). Mr. Vennerberg has a strong background in corporate administration, including management, human resources, property management, office administration, and governmental relations. He is also responsible for our acquisition strategy and implementation, land, legal, and oil and gas marketing. He has risen through the ranks in the 23 years he has been with us, and was appointed our president in 2008. He has over 31 years’ experience in the oil and gas industry.

ADVISORY DIRECTORS

Louis G. Baldwin	Age 60. Mr. Baldwin has served as an advisory director of XTO since 2000. He has served as our executive vice president and chief financial officer or held similar positions with us since 1986. Prior to that, he was assistant treasurer (1979-1986) and financial analyst (1976-1979) at Southland Royalty Company. Mr. Baldwin’s areas of expertise include treasury, finance, accounting, tax, and investor relations. He has been in the oil and gas industry since 1976, and has served as our chief financial officer since 1990. He has extensive experience in acquisitions, bank financing and issuance of public debt and equity securities. He has been recognized by Institutional Investor as the best chief financial officer in the oil and gas exploration and production sector.

Timothy L. Petrus	Age 56. Mr. Petrus has served as an advisory director of XTO since 2005. He has served as our executive vice president-acquisitions since 2005. He served as senior vice president-acquisitions or held similar positions with us since 1988. Prior to that, he was vice president (1980-1988) at Texas American Bank and a senior project engineer (1976-1980) at Exxon USA. Mr. Petrus’ background is in project engineering, finance, and acquisitions in the oil and gas industry. He is responsible for our technical and economic evaluation of acquisitions. He has been with us since 1988 and has played a major role in our acquisition program.

Gary D. Simpson	Age 46. Mr. Gary Simpson has served as an advisory director of XTO since May 2008. He has served as our senior vice president-investor relations and finance since 2004. He served as vice president-investor relations or held similar positions with us since 1999. He is the nephew of Mr. Bob R. Simpson. Mr. Gary Simpson’s background and experience are in the areas of petroleum engineering, financial analysis, communications, public relations and investor relations. He has over 10 years’ experience with us and has been instrumental in XTO Energy’s acceptance among institutional investors and success in the equity and debt markets.

BOARD MEETINGS AND COMMITTEES

Our board of directors held 10 meetings during 2009, including six special meetings and one regular meeting that focused in particular on the proposed merger with ExxonMobil. Our non-employee directors also held eight executive sessions during 2009, including five executive sessions that focused in particular on the proposed merger with ExxonMobil. During 2009, all directors attended at least 75% of the total number of meetings of the board and the committees on which they served.

Additionally, management frequently discusses matters with the non-employee directors on an informal basis. Non-employee directors are also expected to attend management conferences held during the year to hear presentations on our performance and future plans. These meetings provide directors with an opportunity to meet and establish relationships with senior executives and key employees, and enhance leadership development and succession planning strategies.

We have a permanent audit committee, compensation committee and corporate governance and nominating committee. Each of these committees is composed exclusively of independent directors. The board has approved a charter for each of these committees, requiring that the committee be composed of at least three directors, that each director must be independent as that term is defined from time to time by the New York Stock Exchange and the Securities and Exchange Commission, that each committee must conduct an annual evaluation of its performance and that each committee must review the adequacy of its charter at least annually. Each of these committees also has the authority to consult with outside legal, accounting and other advisors to assist in the performance of its duties. We will reimburse any fees and expenses incurred. A copy of the charter for each of these committees can be found in the Corporate Governance section of our web site at www.xtoenergy.com.

The board also has a permanent executive committee for the purpose of approving acquisitions and divestitures of up to $500 million. The committee’s charter provides that the committee is to consist of at least four directors, including the chairman of the board. A majority of the members are required to be independent as that term is defined from time to time by the New York Stock Exchange and the Securities and Exchange Commission. The chairman of the board will chair the committee. Any action of the committee taken at a meeting requires the affirmative vote of at least two of the independent directors.

The number of meetings held during 2009 and the current membership and functions of the committees are described below.

Audit Committee

The audit committee held five meetings during 2009. The audit committee members are Herbert D. Simons, chairman, Lane G. Collins and Phillip R. Kevil. William H. Adams III and Scott G. Sherman also served on the committee until May 2009. Our board has determined that all of the members of the audit committee satisfy the additional independence criteria applicable to audit committee members under the current listing standards of the New York Stock Exchange and the rules and regulations of the Securities and Exchange Commission and that each of the committee members qualifies as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission.

The audit committee is responsible for assisting the board in its oversight of the integrity of our financial statements and related disclosures, our compliance with legal and regulatory requirements, our internal control over financial reporting, disclosure controls and procedures and financial reporting practices, our internal audit function and the selection, compensation, performance, qualifications and independence of the independent registered public accounting firm that serves as our independent auditor. Our independent auditor reports directly to the audit committee.

The specific functions of the audit committee are to:

•	oversee and monitor our internal control over financial reporting, disclosure controls and procedures and financial reporting practices

•	review financial statements and related disclosures

•	select, retain, compensate, oversee and replace our independent auditor

•	review and evaluate the performance, qualifications and independence of the independent auditor

•	pre-approve all audit and permitted non-audit services to be provided by the independent auditor

•	review the appointment and replacement of the persons responsible for our internal audit function

•	oversee and monitor the activities of our internal auditor

•

discuss with management the company earnings releases, including use of pro-forma or adjusted financial information that is not prepared in accordance with generally accepted accounting principles, and the information and earnings guidance provided to analysts

•

review and discuss quarterly reports from our independent auditor regarding critical accounting policies and practices, alternative treatments of financial information within generally accepted accounting principles and other material written communications between the independent auditor and management

•

oversee and monitor company procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls and auditing matters as well as for confidential, anonymous reporting by employees of questionable accounting or auditing matters

•

oversee the adequacy of, and monitor compliance with, our codes of conduct and ethics, conflicts of interest policies and policies and procedures for the review and approval of related-party transactions

•	produce an annual report of the committee

Compensation Committee

The compensation committee held nine meetings during 2009, including one special meeting with respect to approval of the compensation and severance arrangements for our employees, including our executive officers, in connection with the proposed merger with ExxonMobil. Members of the committee are William H. Adams III, chairman, Scott G. Sherman and Herbert D. Simons. Lane G. Collins also served on the committee until May 2009. All of the members of the committee satisfy the additional qualification standards of Rule 16b-3 under the Securities Exchange Act of 1934 and of Section 162(m) of the Internal Revenue Code.

The compensation committee is responsible for assisting the board by reviewing our executive compensation programs, approving salaries and bonuses paid to our executive officers, granting all equity-based incentive awards to executive officers and making policy decisions regarding the interpretation and administration of our executive incentive compensation plan and our stock incentive plans. For a description of the compensation committee’s processes and procedures for determining executive compensation, see “Compensation Discussion and Analysis–Compensation Processes” below.

The specific functions of the compensation committee are to:

•	review and approve any corporate performance goals relevant to the compensation of our executive officers

•	review and approve the compensation and performance of our executive officers

•	review and approve the terms of any employment and other compensation arrangements with executive officers

•	administer and interpret our executive incentive compensation plan

•	administer and interpret our stock incentive plans

•	grant all awards to executive officers and other key employees under our stock incentive plans

•	make recommendations to the board with respect to incentive compensation and stock incentive plans, including new plans and amendments to existing plans

•	develop plans for managerial succession

•	approve all perquisites that we pay or provide to executive officers

•	monitor director and executive officer compliance with stock ownership guidelines established by the corporate governance and nominating committee

•	review and discuss with management our compensation discussion and analysis

•	produce an annual report of the committee

The committee can delegate authority to subcommittees, our chairman of the board, our chief executive officer or a committee of senior executive officers to perform certain functions for the committee. In November 2006, the committee delegated to a senior executive committee, composed of Messrs. Simpson, Hutton, Vennerberg and Baldwin, authority to grant up to 400,000 stock options from time to time to employees other than executive officers. A grant requires the approval of at least two of the four members of the senior executive committee. The senior executive committee has used its authority to make grants of stock options between regularly scheduled committee meetings to newly hired employees, in connection with promotions or as necessary for retention purposes.

Corporate Governance and Nominating Committee

The corporate governance and nominating committee held five meetings during 2009, including one special meeting with respect to the compensation and severance arrangements for our non-employee directors related to the proposed merger with ExxonMobil. Members of the committee are William H. Adams III, chairman, Phillip R. Kevil and Scott G. Sherman. Lane G. Collins and Herbert D. Simons also served on the committee until May 2009.

The corporate governance and nominating committee is responsible for assisting the board by identifying and recommending director nominees to the board, ensuring that board committees have qualified independent members and developing corporate governance policies and procedures for the company. The committee is also responsible for developing director qualification standards, including standards to promote diversity on the board.

The specific functions of the corporate governance and nominating committee are to:

•	review and recommend candidates to the board as nominees for election as directors at the annual meeting of stockholders or to fill board vacancies as they may occur between stockholder meetings

•	review director nominee suggestions received from stockholders and other interested parties

•

annually review and assess the adequacy of our corporate governance guidelines, categorical standards of directors’ independence and director qualification standards, and recommend any changes deemed appropriate

•	conduct annual performance evaluations of our board and its committees

•

review and recommend to the board any changes to director compensation levels and practices, including recommending and administering awards to non-employee directors and advisory directors under our stock incentive plans

•	make recommendations regarding director orientation and continuing education

•	generally advise the board on corporate governance matters

•	periodically review the adequacy of stock ownership guidelines for directors and executive officers

Executive Committee

The executive committee did not meet during 2009. Members of the committee are Bob R. Simpson, chairman, William H. Adams III, Phillip R. Kevil and Scott G. Sherman. The committee is responsible for approving acquisitions and divestitures of up to $500 million and for reporting its actions to the board.

CORPORATE GOVERNANCE MATTERS

Corporate Governance Guidelines

Our board, upon the recommendation of the corporate governance and nominating committee, has adopted corporate governance guidelines that address significant issues of corporate governance and set forth the procedures by which the board carries out its responsibilities. The guidelines address areas such as the structure, responsibilities, qualifications, and functioning of the board and its committees, as well as director compensation, orientation and continuing education. The corporate governance and nominating committee reviews the guidelines at least annually to determine whether any changes should be recommended.

A copy of the corporate governance guidelines, as amended through February 2009, can be found in the Corporate Governance section of our web site at www.xtoenergy.com.

Codes of Ethics

The board has adopted a code of ethics for the chief executive officer and senior financial officers and a code of business conduct and ethics for all of our directors, officers and employees. A copy of each code can be found in the Corporate Governance section of our web site at www.xtoenergy.com. We will promptly disclose any amendments to, or waivers under, the codes with respect to executive officers and directors.

Nomination Process

The corporate governance and nominating committee reviews possible candidates for nomination to the board and recommends candidates for nomination to the board for approval. The committee and the board have adopted director qualification standards that describe the experience, qualifications, attributes and skills that the committee and the board consider in determining candidates for election to the board.

The committee and the board seek individuals of high ethical character who share our values. They also seek individuals with a variety of experience, including chief executive officers, entrepreneurs, independent business owners, licensed attorneys and certified public accountants. Additionally, we expect the board to have some members with specialized skills in the oil and gas exploration and development industry, including individuals with strong technical backgrounds. The committee is responsible for assessing the appropriate mix of experience, qualifications, attributes and skills required of directors in the context of the perceived needs of the board at any given point in time and will review and update the criteria as deemed necessary. A copy of the director qualification standards can be found in the Corporate Governance section of our web site at www.xtoenergy.com.

The committee considers suggestions from many sources, including management, directors and stockholders, regarding possible candidates for nomination to the board. Possible candidates who have been suggested by stockholders are evaluated by the committee in the same manner as are other possible candidates. The committee will evaluate qualified candidates without regard to race, gender, age, religion, ancestry or national origin. The committee has not retained a third-party search firm to identify candidates at this time, but may do so in the future in its discretion.

Any such suggestion by a stockholder of an individual for consideration by the committee as a director nominee to be elected at the next annual meeting of stockholders should be submitted to the committee within the same time frames required in our bylaws for advance notice of a stockholder’s intention to nominate a candidate for director at that meeting. Any such suggestion should be sent to the Corporate Governance and Nominating Committee, c/o the Corporate Secretary, at 810 Houston Street, Fort Worth, Texas 76102, together with the same information as that described in our bylaws for direct stockholder nominations. The information should include the name and address of the stockholder suggesting the individual, the number of shares owned beneficially and of record by the stockholder, all other forms of ownership or other interests in the company’s shares, including without limitation derivative positions, the suggested individual’s name and address, a description of all arrangements or understandings (if any) between the stockholder and the individual being suggested for the committee’s consideration, all other relationships, agreements and understandings related to the company or its securities, the information about the individual being suggested that would be required to be included in a proxy statement filed with the Securities and Exchange Commission and an indication of the individual’s willingness to be named as a nominee and to serve as a director if recommended by the committee and nominated by the board. For a complete description of the requirements, stockholders should contact our corporate secretary or refer to our bylaws, a copy of which can be found in the Corporate Governance section of our web site at www.xtoenergy.com.

Executive Sessions

Our non-employee directors meet in executive session without management present at least quarterly. The executive sessions are held in conjunction with either the regular quarterly meetings of the board or special meetings of the board. Our chairman of the corporate governance and nominating committee presides over executive sessions. The corporate governance guidelines also provide that there will be at least one executive session each year with only independent non-employee directors present. The non-employee directors held eight executive sessions during 2009, including three executive sessions attended only by independent non-employee directors. Five of the executive sessions focused in particular on the proposed merger with ExxonMobil.

Director Attendance at Annual Meetings of Stockholders

It has been a long-standing practice for all of our directors to attend each annual meeting of stockholders. We have formalized this practice in our corporate governance guidelines by providing that directors and director nominees are expected to attend each annual meeting. All directors were in attendance at the last annual meeting.

Communications with Our Directors

Stockholders and other interested parties may communicate concerns to the director presiding over the executive sessions of the board, any other specific director, a board committee or to the full board by sending letters addressed to the presiding director, any other director, any committee or the full board at XTO Energy Inc., c/o the Corporate Secretary, at 810 Houston Street, Fort Worth, Texas 76102. These communications will be handled in accordance with the procedures adopted by the board and by the audit committee. Under the procedures, our general counsel initially reviews all communications and immediately forwards to the directors all correspondence that deals with the functions of the board or its committees or that needs the directors’ immediate attention. The general counsel provides the board a summary of all correspondence received, and any director can request copies of any of the correspondence. Concerns related to accounting, internal accounting controls or auditing matters will be reported to our audit committee. Information on the procedures to communicate with directors and procedures to report accounting, internal accounting control or auditing concerns can be found in the Corporate Governance section of our web site at www.xtoenergy.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and 10% stockholders to file initial reports of beneficial ownership and reports of changes in beneficial ownership with respect to our stock with the Securities and Exchange Commission and the New York Stock Exchange. We must be provided with copies of the reports. To our knowledge, based solely on the information furnished to us and written representations from our executive officers and directors, we believe that all applicable Section 16(a) filing requirements were complied with during and for the year ended December 31, 2009 for all executive officers and directors.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Summary

Our compensation discussion and analysis will focus primarily on our compensation policies and practices and the decisions made by our compensation committee and board of directors with respect to our compensation program for our executive officers, including our named executive officers, for 2009 as reflected in our compensation tables. In addition, we will discuss the executive compensation decisions made in late 2009 as they relate to change in control transactions generally, and with respect to our proposed merger with ExxonMobil in particular.

In recent years, we have made significant changes in our executive compensation program. In May 2008, in connection with seeking stockholder approval of amendments to our stock incentive plan, the compensation committee announced that it would retain flexibility to award full-value awards to our named executive officers for the first time since 2004. In November 2008, we announced that Mr. Bob Simpson, one of our founders and our chairman of the board and chief executive officer, was stepping down as chief executive officer and assuming the title of chairman of the board and founder. We also announced the promotions of Mr. Hutton to chief executive officer and Mr. Vennerberg to president. In connection with the restructuring of our senior management, the company also entered into new employment agreements with these executives to reflect their new roles. In February 2009, our board, upon the recommendation of the compensation committee, approved the 2009 executive incentive compensation plan to provide for performance-based compensation intended to be deductible under Section 162(m) of the Internal Revenue Code. Our stockholders approved the new executive incentive plan at our 2009 annual meeting of stockholders, and the committee provided our named executive officers (other than Mr. Simpson, who is not eligible for cash bonuses under his employment agreement) with the first bonus award opportunities under the new plan in 2009. This new plan provides the opportunity for annual bonuses for our participating named executive officers, based on specified pre-set limits and performance goals and a minimum performance period of one year.

Despite the downturn in the economy, the competition for qualified employees in our industry continues to be strong. In fact, the company continues to hire technical personnel to help develop the properties that we acquired during 2008. Our revised executive compensation program, described below, is designed to address the continuing competition for talent in the industry; investor concerns regarding executive compensation in general and as it relates to certain of our compensation practices in particular; and the need to continue to attract, motivate, reward, and retain the best management talent possible in these difficult times.

As noted above, we have entered into a merger agreement to be acquired by ExxonMobil in a stock transaction that will enable our stockholders to continue to participate in our future value creation. In the course of our negotiating the merger agreement with ExxonMobil, we agreed to revise various aspects of our executive compensation arrangements in order to reduce and/or restructure the payments and benefits of our senior executives in connection with the proposed merger, and to strengthen the retentive features of our compensation arrangements to ensure that we continue to have available to us the services of such executives following the merger. These changes are described below.

Overview

The goals of our executive compensation program are to attract, motivate, reward and retain executives of high integrity and exceptional entrepreneurial skill who are capable of leading our company in continuing to achieve our ambitious business objectives and strategies. Our ultimate goal is to continue to create exceptional long-term value for our stockholders.

We have designed and implemented our executive compensation program to motivate and reward our executives for sustained superior operating and financial performance that has historically resulted in exceptional value creation for our stockholders. In order to do so, our flexible program has been structured to encourage our entrepreneurial culture and to retain those senior executives who have produced exceptional results for our stockholders, recognizing that Bob R. Simpson, a founder of the company, and the executive team that he has built have been critical to our continued success.

We believe that our exceptional historical performance, as reflected in record operating and financial results and stockholder returns that have over time consistently exceeded those of our peers, merits above-market compensation. Our philosophy is that compensation should be related to sustained superior operating and financial results and exceptional value creation for our stockholders, and not necessarily determined based on survey data, tied to an overly formulaic approach or unduly influenced by wealth accumulation or pay parity. We also do not believe that short-term market adjustments warrant a complete abandonment of our executive compensation strategy that has served us and our stockholders so well over the years.

Reflecting our entrepreneurial philosophy, we have historically used cash bonuses and long-term equity-based compensation to motivate and reward our executive officers, rather than deferred compensation, defined benefit pension or supplemental retirement plans that are typically less performance-based, are not necessarily aligned with stockholders’ interests and can be very costly to a company regardless of its success. Thus, our senior executives’ compensation is substantially at risk, and there is a meaningful opportunity for above-market rewards depending upon our annual and long-term operational and financial performance.

As a result of our historical focus on performance-based equity compensation and the retention of much of that equity by our senior executives, they have benefited from the exceptional performance of our stock over the past 11 years along with our stockholders. Consequently, our executive compensation program has recently become more focused on retention than in prior years. We believe that, as long as we continue to perform well and put ourselves in a position to provide exceptional long-term returns to our stockholders, we must structure our compensation program in a way to retain and continue to motivate our executives who are critical to our future success.

In our view, the wealth accumulated by our senior executives from their company compensation over the years is in line with historical increases in stockholder value that they have helped to create and should not negatively impact our compensation decisions, as it would unfairly penalize the executives for their past successes, decouple their interests from those of our long-term stockholders and be counter-productive in retaining and motivating them to achieve even greater operational and financial success for our stockholders in the future. Given our entrepreneurial culture and the exceptional returns that it has generated for our stockholders over time, we believe that we must continue to reward our executives commensurate with the operational and financial success achieved. This has been especially true in the case of Mr. Simpson, given that he helped to found our company, built our management team and guided the company successfully as our chief executive officer for over 22 years. Mr. Simpson, as our chairman of the board and founder, remains critical to our future success. As a result of the transition to our new senior management structure under the leadership of Messrs. Hutton and Vennerberg, their overall compensation has been adjusted commensurate with the new responsibilities and management challenges that they face.

Beginning in late 2004, our executive compensation program became weighted more heavily towards semi-annual discretionary cash bonuses and stock options or other stock appreciation awards, and away from performance shares that vested upon achievement of specified stock price targets. This approach enabled our compensation committee to exercise more timely discretion in rewarding our senior executives in order to better align their compensation with both our annual operating and financial results and long-term value creation for our stockholders as reflected in appreciation in the value of our stock. It also enabled the committee to tailor its compensation decisions more precisely to its subjective judgments regarding the responsibilities, performance and contributions of each individual executive to the success of the company, and to better reflect the important role played by Mr. Simpson in that continued success.

In early 2008, the compensation committee reviewed this approach, concluding that, in order to maintain maximum flexibility in structuring executive compensation and to limit stockholder dilution, it would return to the practice of using performance shares or other full-value awards in providing equity-based compensation for the named executive officers, and we disclosed this new approach in connection with our seeking stockholder approval of the amendment and restatement of our 2004 stock incentive plan at the 2008 annual meeting. In November 2008, as noted above, the committee made further changes in our executive compensation program in connection with the restructuring of our senior management.

In February 2009, our compensation committee recommended, and the board approved, the adoption of our 2009 executive incentive compensation plan to provide bonus award opportunities to our participating named executive officers, based on specified pre-set limits and performance goals and a minimum performance period of one year, that are intended to qualify the bonus award payments made under the plan as “performance-based compensation” within the meaning of Section 162(m) of the Code and, thus, deductible for tax purposes by the company. The new plan was approved by our stockholders at the 2009 annual meeting, and the first award opportunities under the plan were granted for the 2009 performance period.

Finally, in late 2009, our compensation committee and board of directors took a number of actions with respect to our executive compensation program. In September 2009, the committee approved an amendment to Mr. Simpson’s employment agreement to correct the drafting of his new agreement executed in November 2008 to include the value of Mr. Simpson’s annual stock grants in his change in control payment calculation. Lastly, in November and December 2009, the committee and the board took actions to revise various aspects of our executive compensation arrangements based on our merger negotiations with ExxonMobil to reduce and/or restructure the payments to which our senior executive officers would be entitled in connection with the proposed merger, and to increase the retentive features of those arrangements. The committee’s executive compensation decisions in late 2009 are described below.

Key Objectives

Align interests with the long-term interests of our stockholders. Since one of our primary objectives has been to align our senior executives’ interests with the long-term interests of our stockholders, our executive officers have always been expected to retain a significant portion of the stock that they acquire as equity compensation. Since October 2004, we have had formal ownership guidelines for our executive officers. Our executive officers are significant stockholders, and our stock is a majority portion of each individual’s net worth. As such, their interests are strongly aligned with those of our long-term stockholders.

Motivate and reward value creation. Our focus is on creating long-term value for our stockholders and focusing our senior executives on those efforts, without undue concern about the short-term impact of business decisions. We believe that we should encourage our executive officers to take appropriate operational and financial risks in pursuit of superior rewards, while employing effective risk management tools that will enhance long-term value for our stockholders. We believe that a portion of the growth in stockholder value should go to the senior executives that helped create those exceptional long-term stockholder returns, and that superior operational and financial results must continue to be appropriately rewarded even in times of a depressed economy and stock market, as our ability to generate future continued superior stockholder returns would be more difficult to achieve without them.

Maintain entrepreneurial culture. Mr. Simpson is a founder of the company and has successfully built an executive team that shares his entrepreneurial spirit and has continued to provide strong executive leadership. He has created an environment where executives perform like entrepreneurs with vested ownership interests and have a meaningful opportunity to earn above-market compensation if they help to put the company in a position to create exceptional long-term value for our stockholders. We believe that this has been an important component of our success, and that it is critical to continue to maintain this culture.

Retain talent. We believe that it is also critical to our continued success to retain our senior executives, especially Messrs. Simpson, Hutton and Vennerberg. We have experienced very little turnover among our named executive officers, other senior executives and technical staff in the past few years. The named executive officers have a combined 116 years of service with us, including Mr. Simpson’s 24 years, Mr. Hutton’s 23 years and Mr. Vennerberg’s 23 years, and we believe that this gives us a significant competitive advantage. While our executive compensation arrangements alone cannot guarantee that we can continue to retain our senior executives, we believe that, without the appropriate compensation structure, such retention could be at risk.

Compensation Processes

Role of the Compensation Committee. Our executive compensation program is under the direction and control of the compensation committee of our board, which is composed entirely of independent, non-management directors. The committee met nine times during 2009, including one special meeting with respect to approval of the compensation and severance arrangements for our employees, including our named executive officers, in connection with the proposed merger with ExxonMobil.

The compensation committee generally meets in coordination with regularly scheduled board meetings and makes compensation decisions at its regular May and November meetings. It may also take additional compensation actions in the event of a new hire, promotion or other exceptional event, and at times may act by written consent. The committee’s review of named executive officer compensation is now in May and November with respect to equity incentive compensation, and in either late December or early in the first quarter of the next year with respect to cash incentive compensation. The review of all compensation for other executives continues to be in May and November.

Executive compensation is determined by the committee in executive session, generally with the other non-employee directors of the company present. Historically, there had been no precise formula in place to arrive at executive compensation decisions. This changed when we instituted performance-based bonuses for our participating named executive officers under our new executive incentive compensation plan, which has specified pre-set individual limits and performance goals, subject to the downward adjustment of earned compensation through the committee’s exercise of negative discretion.

In determining appropriate cash and equity-based compensation, the committee analyzes the operating and financial results of the company and the price of our stock during the year, and evaluates each individual executive officer’s performance and how he or she has contributed to our success. The committee does not assign a greater weight or value to any operating or financial result. Consequently, the types and amounts of compensation paid to our executives are the result of a subjective process undertaken by the committee guided by our objectives of executive retention, motivation and reward in order to achieve our ultimate goal of creating exceptional long-term value for our stockholders. Under our new executive incentive compensation plan, the committee establishes certain performance goals each year for evaluating the performance of our participating named executive officers, but will continue its subjective evaluation of company and individual performance in connection with its exercise of negative discretion.

In addition to considering the company’s operating and financial results and changes in our stock price from year to year, the committee in its discretion subjectively evaluates each individual executive officer’s responsibilities, performance and contribution to our success, without regard to the compensation of any other person outside (external pay equity) or within (internal pay equity) the company. Except for performance-based options and performance shares that vest only when specified stock price performance targets are achieved, and the need for the company to achieve pre-set performance goals in order to pay performance-based bonuses to participating named executive officers under the new executive incentive compensation plan, our executive compensation program continues to rely heavily on the subjective judgments of the committee. In making its subjective judgments for each individual executive officer, the committee uses our actual results to measure our success, and subjectively evaluates that executive officer based on those actual results and the individual’s contribution to them. No one element of an individual’s performance of his or her responsibilities or the resulting contribution to our overall operating and financial results has a material impact on the committee’s decision-making process with respect to that individual. This will remain true with respect to the committee’s exercise of negative discretion to reduce, but not increase, a named executive officer’s bonus award amount earned under the new executive incentive compensation plan upon achievement of pre-set performance goals.

We do not have a policy regarding the relationship of compensation among the executive officers or with other employees. The same design factors and compensation elements are applied to all of our executive officers. Any material differences in the amount of compensation for each executive officer reflect the significant differences in the scope of individual responsibilities and contributions. The differences in compensation between and among the executive officers in 2009 reflect differing leadership roles, critical decision-making responsibilities and significant duties.

In designing and implementing our executive compensation program, our compensation committee considers our operating and financial objectives, including our traditional risk profile, and the effects its executive compensation decisions will have on encouraging our executive officers to take an appropriate level of business risk consistent with our overall objectives of aligning their interests with the long-term interests of our stockholders, motivating and rewarding value creation, maintaining our entrepreneurial culture, and retaining our executive talent. In addition to those business risks identified in our risk factors and the known trends and uncertainties described in our management discussions and analysis, the committee takes into account those risks that are specific to a given executive officer’s responsibilities, such as exploration and production, acquisitions, hedging, or internal control and compliance. The challenge is to ensure that our executive compensation program serves to achieve our entrepreneurial operating and financial objectives, while mitigating any incentives for our executive officers to engage in excessive short-term risk-taking that may not result in sustainable long-term value creation for our stockholders.

In striking this balance, the committee uses a diversified mix of fixed and variable cash and non-cash compensation, time-based and performance-based award opportunities, and annual and long-term incentives. In recent years, our performance measures have been based on company-wide metrics, such as operating cash flow per fully diluted share or specified increases in our common stock price, rather than being focused on a specific operating or financial result, such as reserve growth, production levels, or hedging outcomes, that might be more susceptible to short-term achievement at the expense of disciplined long-term growth. Instead, the committee takes such specific operating and financial metrics and individual performance measures into account when exercising its discretion to reduce bonuses earned under our new executive incentive compensation plan and determining the type and amount of equity incentives to award under our equity incentive plan.

Since early 2008, the committee has reduced its reliance on stock options, instead emphasizing the grant of performance shares, with our practice being to require specified stock price performance targets that have to be met within a period of seven years for the award to vest in one or two installments. In our view, performance shares present a lower risk than do options of encouraging the holder to engage in risky behavior that would seek to drive up our stock price in the short term so as to maximize his or her gain. Our policy is to require that at least 25% of all equity awards to named executive officers be performance-based.

As described below, we also have stock ownership guidelines for our named executive officers to ensure that a substantial part of their individual net worths are tied up in our stock so as to further align their interests with those of our long-term investors. Finally, we will consider whether to seek return of improperly earned compensation, for example if we later have to restate our financial statements, and will take such considerations into account when making future employment and compensation decisions, to reduce even further the possibility that our executive compensation program could create undue risk to long-term company value.

Role of Compensation Consultants. Our compensation committee has authority to hire legal, accounting, compensation and other consultants. The committee can determine the scope of the consultant’s assignment, the extent to which it wants management involved in any projects and the fees to be paid. The committee generally relies on consultants for equity and incentive plan and award design, not to establish appropriate pay or grant levels. The committee did not retain a compensation consultant during 2008 or 2009 to assist with setting compensation levels.

At the committee’s request, we retained Cogent Compensation Partners in 2008 to assist us in developing the amendments to our 2004 stock incentive plan that were approved by our stockholders at the 2008 annual meeting. Cogent advised us on the number of shares to be authorized, grant practices and caps on individual grants. It did not advise us on appropriate grant levels.

At the committee’s request, we also retained Cogent in 2008 and 2009 to help us design our new 2009 executive incentive compensation plan, which we submitted to stockholders for approval at the 2009 annual meeting, and the performance goal for the participating named executive officers’ bonus award opportunities under the new plan for 2009. Cogent provided us with data regarding various metrics that could be used to design pool funding amounts and performance goals for the plan and award opportunities under it. Cogent was not asked to advise us on appropriate bonus levels to pay for 2009 under the plan, including what factors the committee should take into account in exercising its negative discretion to reduce plan bonuses. We did not seek Cogent’s assistance in revising our senior executive officers’ payments and benefits in connection with the proposed merger with ExxonMobil.

Benchmarking and Other Tools. We do not benchmark our compensation to any group of companies. While we compile a survey of competitive market compensation paid by other companies, we do not attempt to maintain a certain target percentile, benchmark any element of our compensation to that of other companies or otherwise rely on survey data to determine executive compensation for any individual executive officer or for all executive officers as a group.

In connection with its traditional review of executive compensation, our compensation committee is furnished a survey of comparative annual cash and equity compensation data for a peer group of oil and gas companies based on information that we compile from public filings. The compensation data is sorted based on various operating and financial measures that we consider important in our industry, including particularly cash flow, production and production growth, reserves and reserve growth, cash flow per Mcfe, finding and development costs per Mcfe, as well as stock price and return to stockholders. We use these operating and financial measures because we believe that they are indicative of how well we will perform in creating and increasing the value of the company. The committee also receives a report showing the compensation percentage, as a percentage of our market capitalization, of the aggregate compensation paid to all of our named executive officers relative to our peers and the sensitivity of the overall compensation of our named executive officers to a one percent change in our stock price.

In 2008 and 2009, our peer group consisted of Anadarko Petroleum Company, Apache Corporation, Chesapeake Energy Corporation, Devon Energy Corporation, EOG Resources, Inc., Hess Corporation, Marathon Oil Corporation and Occidental Petroleum Corporation. Information about our peers is used as a tool in the committee’s subjective determination of executive compensation, but the committee does not attempt to maintain a certain target percentile or otherwise rely on the survey data to determine the type or amount of compensation for our executive officers.

Additionally, at each quarterly board meeting in 2009, directors received a performance scorecard reviewing the company’s short- and long-term historical operating and financial results in a number of critical areas, including those listed above. The scorecard included a summary of the performance highlights for both the year-to-date period and anticipated year-end results. These scorecards enabled the committee to evaluate the short- and long-term historical performance of the company against various key metrics.

In conjunction with its November and December 2009 meetings to review executive compensation, the committee also received tally sheets showing each named executive officer’s total compensation through the first ten months of the year, amounts realized upon the exercise of options and vesting of performance shares, prior grants made in 2009 and the number of outstanding options and performance shares. The committee also received a calculation of the value of each named executive officer’s outstanding options and performance shares based on expected market prices for our stock. The committee did not assign a weighting to any one element of compensation reflected in the tally sheets and other information in its overall decision-making process, and the tally sheets, scorecards and other information were used more to provide historical perspective and overall context for the committee’s subjective compensation decisions than to dictate any element of that compensation.

While the committee has in the past been furnished information related to prior wealth accumulation, it does not, as discussed above, consider prior bonuses or gains from prior option exercises or performance share vesting in setting other elements of compensation. As of December 31, 2009, the value of our stock had increased 5,135% since our initial public offering in 1993. As a result of our historic focus on the use of equity-based compensation, our executive officers have been rewarded along with our stockholders. The committee believes that reducing compensation based on prior bonuses and prior equity gains realized by an executive officer would unfairly penalize the officer for such exceptional long-term performance and may reduce the motivation for continued high achievement on a short- and long-term basis. It would also be contrary to the objectives of our executive compensation program to maintain our entrepreneurial culture, to motivate and reward value creation and to retain our executive talent. Our view is that each executive officer should have an annual opportunity to be rewarded for company and individual performance while building the company’s long-term value.

Management’s Role. Our chairman of the board and founder, and former chief executive officer, Mr. Simpson, regularly reviews our executive compensation program and makes recommendations to the compensation committee regarding base salary, bonus structure and incentive and equity plan design changes, if warranted. In November and December 2009, Mr. Simpson reviewed with the committee his recommendations on cash bonuses to be paid in December under the new executive incentive compensation plan and equity compensation awards for each of the other named executive officers. The committee also considered Mr. Simpson’s evaluation of the responsibilities, performance and contribution of each of the other named executive officers and his recommendations regarding cash bonuses and equity-based compensation for the executives in making its own subjective decisions. The committee and other non-employee directors discussed with Mr. Simpson the company’s operating and financial results and stock price.

Mr. Simpson was involved in negotiations with ExxonMobil with respect to revising various aspects of our executive compensation arrangements to reduce and/or restructure the payments to our senior executives in connection with the proposed merger, and to strengthen the retentive features of those arrangements. Mr. Simpson discussed the negotiations regarding compensation, benefit and severance arrangements with all of our directors in several board and committee meetings, and the non-employee directors met in executive sessions with outside counsel several times during November and December 2009, before our compensation committee and board acted on these matters on December 13, 2009, as described below.

Elements of Compensation

In designing and implementing our executive compensation program, we seek to achieve an appropriate mix between annual and long-term compensation, between cash and equity incentive awards and among performance-based, time-based and discretionary compensation in order to meet our objectives. We do not apply a rigid apportionment formula. Our mix of executive compensation elements is designed to reward superior operating and financial results and motivate exceptional long-term performance through a combination of elements. Additionally, when determining the mix of compensation, the committee takes into account that we do not provide deferred compensation, defined benefit pension or supplemental retirement plans for our executives.

Base Salary

We believe that some minimum portion of an executive officer’s cash compensation should be a fixed amount for the executive’s regular work. Except in the case of Mr. Simpson, base salary constitutes a relatively small portion of total cash compensation for our executives, with the primary portion being in the form of cash bonuses that are determined based on company and individual performance. As discussed below, under Mr. Simpson’s employment agreement, his cash compensation is limited to his base salary, and he receives annual stock awards in lieu of cash bonuses. His base salary is set by contract and may not be adjusted except by amendment of his employment agreement.

Base salaries for our named executive officers have historically been reviewed annually in November, with any adjustments effective December 1, but may also be adjusted in connection with a promotion or other change in responsibilities. The salary review is subject to minimum base salary requirements set forth in employment agreements that we have with some of our named executive officers. Base salary increases reflect the executive’s level of experience, changes in responsibilities, how the individual performed his or her responsibilities, how the individual’s performance contributed to the company’s success, changes in the cost of living and other factors, such as the general level of competitive salaries in the industry and the need for any catch-up or other structural adjustment. Given the then-ongoing discussions with ExxonMobil in November, no base salary adjustments were made in 2009.

Cash Bonuses

Cash bonuses for our executive officers are designed to reward the executives for performance based on superior operating and financial results, with particular emphasis on those measures that we believe will result in long-term value creation for our stockholders. Rather than using a predetermined formula involving specific goals, targets and maximum payouts, the committee historically paid executive officers semi-annual discretionary bonuses through a subjective evaluation of company results and individual performance and contribution to those results. The committee believes that this approach has been effective in motivating and rewarding our executive officers to create exceptional value for stockholders and has provided the necessary flexibility to allow us to respond to changes in our business environment. We have continued this semi-annual discretionary bonus approach for our executive officers other than the named executive officers.

With respect to our named executive officers (other than Mr. Simpson), however, we have moved to greater reliance on cash bonus award opportunities under our new 2009 executive incentive compensation plan that was approved by our stockholders at the 2009 annual meeting. Such bonus award opportunities are based on specified pre-set individual limits and performance goals intended to qualify any bonus awards paid as performance-based compensation under Section 162(m) of the Code. Bonus award opportunities granted, and any bonus award payments actually made, under the new plan will not prevent the committee from awarding other minimum or discretionary bonuses or equity grants to participating named executive officers, as long as such other bonuses and grants do not adversely affect the status of bonuses paid under the new plan as performance-based compensation.

Subject to the terms and conditions of bonus awards opportunities under the new plan, the committee will continue to exercise subjective judgment, but only to decrease, not increase, individual bonus award payments below the bonus award amounts otherwise earned upon achievement of the performance goals. In exercising such negative discretion, the committee may consider any factors that it deems relevant in its subjective judgment, including, but not limited to, other performance conditions, as well as any prohibitions or limitations set forth in any employment agreements that we have with the participating executives.

In March 2009, the committee granted bonus award opportunities under the plan to Messrs. Hutton, Vennerberg, Baldwin, and Petrus for performance year 2009. The committee selected operating cash flow per fully diluted share as the performance criterion for the awards, and set the following targeted levels of performance and funding for the bonus pool amounts for 2009:

Operating cash flow per fully diluted share/target levels:	$7.75	$9.25	$10.75
Bonus pool funding percentages (continuous between break points):	40%	60%	80%
Resulting bonus pool amounts (assuming $40 million bonus pool maximum):	$16 million	$24 million	$32 million

Operating cash flow is a non-GAAP financial measure defined as cash provided by operating activities before changes in operating assets and liabilities, exploration costs excluding dry hole expense, and significant cash flow effects of unusual, extraordinary and non-recurring items, as publicly disclosed in the company’s earnings releases for the performance period (but without regard to any accrual, payment, or other effect of any bonus award payment made or to be made under the plan).

For the 2009 bonus award opportunities, the committee selected operating cash flow per fully diluted share, and the indicated targeted levels of performance and funding, based on recommendations from senior management, who worked with the assistance of Cogent to design the plan and the bonus award opportunities under it for 2009. By way of comparison to historical 2008, 2007, and 2006 results, the following operating cash flow and operating cash flow per fully diluted share results, as well as the challenging times that the industry faced in 2009, were taken into account by the committee in setting the 2009 performance goal, including targeted levels of performance and funding levels:

	2008	2007	2006
Operating cash flow:	$5.130 billion	$3.742 billion	$3.078 billion
Operating cash flow per fully diluted share:	$9.54	$7.81	$6.66

The committee believed that operating cash flow per fully diluted share, the targeted levels of performance and the funding levels for the bonus pool for 2009 represented a realistic performance goal for the year that promoted company growth, without providing an incentive for executives to engage in risky business behavior. The targeted levels for 2009 reflected then-current commodity prices, our commodity price hedge positions and the increase in our fully diluted weighted average shares outstanding.

In setting the bonus award opportunities for participating named executive officers for 2009, the committee further provided that each individual’s bonus award amount could not exceed the following individual amounts (subject to the committee’s exercise of negative discretion):

Mr. Hutton	$11,100,000
Mr. Vennerberg	$6,600,000
Mr. Baldwin	$3,000,000
Mr. Petrus	$2,500,000

In the case of Messrs. Hutton and Vennerberg, the committee took into account the cap on overall annual cash compensation included in their employment agreements in setting these amounts for 2009. As described below, in December 2009 we amended those employment agreements to remove those pre-existing caps.

These individual limits on bonus award amounts for the 2009 bonus award opportunities were separate and apart from, and considerably lower than, the maximum annual per-person limit for bonus award payments provided for in the plan. In the plan, the annual per-person limit is stated as 50% of the plan bonus pool maximum, which maximum is calculated as the lesser of 1.5% of operating cash flow for the performance period, or $40 million. Based on our operating cash flow results for 2008, 2007, and 2006, if the plan had been in effect for those years the annual per-person limit would have been $20 million, or 50% of the bonus pool maximum of $40 million.

Bonus award payments to the participating named executive officers for 2009 bonus award opportunities were subject to the approval of the new executive incentive compensation plan by our stockholders at the 2009 annual meeting, our attainment of operating cash flow per fully diluted share of at least $7.75 for 2009, and the discretion of the committee to decrease, but not increase, (i) the bonus pool amount below the amount earned based on 2009 performance, and (ii) the individual bonus award amounts below the bonus award amounts set for 2009. The aggregate 2009 bonus award payments to the four plan participants could not exceed 100% of the 2009 bonus pool payment. The 2009 bonus award payments would not be accelerated for a partial year, and the performance goal would not be waived, in the case of a participant’s death or disability or a change in control during 2009. No other executives participated in the new plan for 2009.

As discussed below, we paid participating named executive officers their cash bonuses for the 2009 performance period under the plan in December 2009. The 2009 cash bonuses paid to Messrs. Hutton, Vennerberg, Baldwin and Petrus under the plan were based on the following actual results for the company in 2009:

Operating cash flow:	$6.252 billion

Bonus pool maximum:	$40 million
(calculated as lesser of 1.5% of 2009 operating cash flow, or $40 million)

Annual plan per-person limit for 2009:	$20 million
(calculated as 50% of bonus pool maximum)

Operating cash flow per fully diluted share:	$10.79

Bonus pool funding percentage:	80%

Resulting bonus pool amount:	$32 million

In addition, the compensation committee made the following determinations with respect to all of the plan participants for 2009:

•	To not exercise negative discretion to reduce the 2009 bonus pool maximum;

•	To exercise negative discretion to pay each individual less than his maximum 2009 bonus award amount;

•	To not pay any individual more than the maximum plan bonus amount negotiated with ExxonMobil in connection with the proposed merger;

•	To pay each individual the full maximum plan bonus amount negotiated with ExxonMobil, based upon various considerations related to the company’s and the individual’s performance in 2009; and

•	To pay each of the individuals his plan bonus in December 2009, as permitted by the ExxonMobil merger agreement.

Commencing with the annual plan bonus awards for 2009, we had anticipated paying plan bonuses in March of each year to those named executive officers participating in the plan for the prior year, but determined on December 21, 2009, for the reasons described below, to pay the plan bonuses for 2009 in December 2009 (subject to a clawback of excess amounts if the final audited results did not support the full payments) as permitted by the merger agreement with ExxonMobil. Annual plan bonuses are reported in the summary compensation table for the year earned, even if paid in the following year.

As noted above, in the past, we paid all of our executive officers discretionary cash bonuses for a given year in two semi-annual installments. Typically, the first installment was paid in December of a given year, and the second installment was paid in June of the following year, also reflecting the operating and financial results for the first quarter of that following year. The June installments were frequently equal to or greater than the prior December installments. Such increases reflected both the increasing responsibilities of certain of our executives from year to year, including promotions to new positions, as well as increases in the amount of bonuses paid to such executives as a result of sustained favorable operating and financial results. Since the discretionary bonus payments made in June of the following year related also to the results of the first quarter of the then-current year, our summary compensation table reports our named executive officers’ bonuses in the year paid, and thus includes the June payment in that following year.

As part of the transition to our new annual bonus program for participating named executive officers under our 2009 executive incentive compensation plan, the committee decided to pay final semi-annual discretionary cash bonuses to our named executive officers (other than Mr. Simpson) in June 2009 based on our final 2008 results and our operating and financial results for the first quarter of 2009. As a transitional matter, for participating named executive officers this results in both their June 2009 semi-annual bonuses and their annual plan bonuses for 2009 being reflected in the 2009 summary compensation table.

Equity-Based Incentive Compensation

Use of Equity-Based Incentives. Given our historical stock performance, equity-based awards, in the form of stock options and performance shares, have historically represented the largest component of total compensation paid to our executive officers. Equity-based incentives most directly recognize the stockholder value created by our executives over the long-term and are awarded to align a significant portion of each executive’s net worth with the company’s success in creating exceptional stockholder value. This important compensation tool has been critical to maintaining our entrepreneurial culture and retaining our key executives. As a result, our executive officers have acquired significant ownership in our company.

Our compensation committee grants equity-based incentives under our stockholder-approved 2004 stock incentive plan, as amended and restated most recently in May 2008. This plan provides for the granting of options, stock appreciation rights, restricted stock units and shares, performance units and shares and other stock-based compensation. The committee used only stock options, granted at 100% of fair market value on the date of grant, to compensate executive officers from the time the 2004 plan was originally approved by stockholders in November 2004 until amendments to the plan were approved by our stockholders in May 2008. In the case of all stock options, the amount realized by an executive officer is based on the appreciation in the value of our stock between the date of grant and the exercise date. The vesting of options can be based on the passage of time alone, based on achievement of performance targets, such as specified increases in the price of our stock, or based on time vesting, but subject to accelerated vesting if specified increases in the price of our stock are achieved.

As noted above, in September 2004 the committee determined that it would discontinue using performance shares and would use stock options and other stock appreciation awards as the primary form of equity-based compensation for our named executive officers. In early 2008, however, we reviewed this decision and concluded that, in order to maintain maximum flexibility in structuring executive compensation, and for the other reasons described below, the committee needed the flexibility to grant performance shares or other full-value awards to our named executive officers. We announced this decision in connection with seeking stockholder approval of the amendment and restatement of our 2004 stock incentive plan in May 2008.

Our 2008 decision to once again use performance shares and other full-value awards was influenced by the impact on our equity-based compensation of the adoption of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), effective January 1, 2006. SFAS 123R is currently referred to as Financial Accounting Standards Board Accounting Codification Topic 718, Compensation – Stock Compensation (“FASB ASC Topic 718”) to reflect that the FASB Accounting Standards Codification has superseded all references to previous FASB standards. FASB ASC Topic 718 generally requires all equity-based payments to employees to be expensed based on their fair values over the expected vesting period. The use of full-value awards by public companies in general has increased as a result of FASB ASC Topic 718. Based on a review of trends in executive compensation, the fact that the use of full-value awards results in less dilution for the company since fewer shares are needed to provide the desired compensation level, as well as the effects of FASB ASC Topic 718, we concluded in 2008 that it was not in the best interests of the company or our stockholders for the committee to use only stock options and other stock appreciation awards in our equity-based compensation program for our named executive officers. During 2008 and 2009, the committee awarded performance shares to the named executive officers that generally vest upon achievement of specified stock price performance targets.

The committee has continued the practice of tying the vesting of some portion of equity-based awards granted to our named executive officers to the performance of our stock. When our stockholders approved the amendment and restatement of the 2004 stock incentive plan in May 2006, and again in May 2008, we disclosed our intention to have the vesting of at least 25% of all equity awards granted to our named executive officers be contingent upon satisfying certain performance criteria, including achievement of specified stock price performance targets. For grants made in 2009, approximately 27% of the grants to Mr. Simpson and over 65% of the grants to each of the other named executive officers had vesting provisions contingent upon reaching specified stock price performance targets. The stock price performance targets are set in the discretion of the committee and are determined based on current stock prices, recent price changes and price trends. Stock price performance targets are adjusted in the event of stock splits, extraordinary dividends or other adjustment to the capitalization of the company. Awards that are not subject to performance-based vesting criteria generally have a minimum three-year vesting period, except in the case of fully-vested shares awarded to Mr. Simpson each January under his employment agreement that are granted as bonus shares under our incentive compensation plan. Time-vested options further support our goal of retaining executives. In some cases, our time-vested options are subject to accelerated vesting if specified stock price performance targets are achieved.

As an additional retention feature, in August 2006 the committee approved a new form of stock option grant agreement for named executive officers with employment agreements. The new form provides that the vesting of an option will not be accelerated upon retirement unless the option has been held at least 18 months after the date of grant. Messrs. Simpson, Hutton and Vennerberg each have employment agreements, and they are each eligible to retire. Unvested options granted prior to November 2008 that do not vest upon retirement are forfeited. Under our new employment agreements with Messrs. Simpson, Hutton and Vennerberg, any unvested options granted on or after November 18, 2008 that have not been held at least 18 months upon retirement and any performance shares and other stock awards granted under our stock incentive plans that have not vested at the time of retirement, will continue to be outstanding for the original term of the grant and may vest following retirement if vesting conditions are subsequently satisfied during the remaining term of the grant, subject to any restrictions on post-retirement vesting established by the committee at the time of grant.

Equity-based incentives awarded to our executive officers are based upon the committee’s subjective evaluation of the executive officer’s potential contribution to the company’s long-term success and value creation, and to reward outstanding individual performance and contributions to the company. In determining the number of options and performance shares to grant, the committee may also consider any exercises of options by the executive or vesting of performance shares during the year, prior year grants and remaining unexercised options and unvested performance shares. The committee may also take into account equity awards previously granted in exercising negative discretion, if any, with respect to bonus awards under our new executive incentive compensation plan.

In granting options and performance shares in May 2009 and November 2009, the committee considered the number of options exercised by the executive officer during 2009, prior grants in 2009 and the number of remaining unexercised options and unvested performance shares. The committee also considered the value of the executive’s outstanding options and unvested performance shares, the options’ exercise prices and stock price performance targets, and the fact that the market price of our stock declined in the second half of 2008 and has not fully recovered. The committee granted additional options and performance shares to provide meaningful long-term incentives to our executive officers. The committee did not rely on a specific formula to determine the number of options and performance shares to grant in 2009.

In granting performance shares on November 17, 2009 to our named executive officers (other than Mr. Simpson), the committee considered our then-ongoing discussions with ExxonMobil with respect to a possible merger. These performance shares are described further below.

As a result of recent changes to the Securities and Exchange Commission rules, the dollar amounts for stock awards and option awards reflected in the summary compensation table below for awards granted in 2009, 2008 and 2007 represent the grant date fair value of the awards under FASB ASC Topic 718. These FASB ASC Topic 718 fair value amounts are not adjusted for any subsequent declines in our stock price and do not represent the intrinsic or “in-the-money” value of the awards.

Equity Grant Practices. Equity-based grants to executive officers are generally made in May and/or November at the committee’s regular meetings to review executive compensation. The dates of the meetings coincide with the dates of regular board meetings, which are established prior to the beginning of each year. The committee retains discretion to give out-of-cycle grants to executive officers. Grants are made without regard to anticipated earnings or other major announcements by the company. In 2009, all grants to executive officers (other than Mr. Simpson) were made in May and November 2009. Under his employment agreement, Mr. Simpson receives annual grants in January of each year. There were no out-of-cycle grants in 2009 to any other executive officers.

The committee approves equity-based grants before or on the date of grant. The exercise price of each stock option awarded to an executive officer is the fair market value of the stock on the date of grant. Fair market value equals the closing price of our stock on the date of grant. Our stock incentive plan prohibits option repricing, as that term is defined by the New York Stock Exchange, without the prior approval of our stockholders.

Our stock incentive plan and the compensation committee’s charter allow the committee to delegate authority to grant equity-based awards to non-executive officer employees to our chairman of the board, our chief executive officer or a committee of senior executive officers. The committee has delegated to a senior executive committee of four of our executive officers (Messrs. Simpson, Hutton, Vennerberg and Baldwin) authority to grant stock options covering up to 400,000 shares in the aggregate to employees other than executive officers. A grant by this committee requires the approval of at least two of the four members of the committee. As with the grants made directly by the compensation committee, the exercise price of options granted by the senior executive committee must be the fair market value of the stock on the date of grant. The senior executive committee has used its authority to make grants of stock options to newly hired employees, in connection with promotions or as needed for retention purposes. Grants by the senior executive committee are made on the first trading day of a month.

Stock Ownership Guidelines. To reinforce the alignment of the long-term interests of our named executive officers with those of our stockholders, we have established stock ownership guidelines for those executive officers. We also believe that setting high stock ownership guidelines encourages executives not to undertake excessive business risks. Each named executive officer is expected to own a number of our shares with a value that is a multiple of the executive’s current base salary, as follows:

Officer	Salary Multiple
Chairman	8x
Chief Executive Officer	8x
President	8x
Executive Vice Presidents	6x

Prior to adoption of these formal guidelines, it was expected that a significant, but undefined portion of our stock acquired by executive officers would be retained by them. Each of our named executive officers owns shares in excess of our minimum ownership guidelines.

Perquisites and Other Benefits

Our executive officers also receive perquisites and other benefits that the compensation committee believes are reasonable, competitive and consistent with the company’s executive compensation program. In the case of Messrs. Simpson, Hutton and Vennerberg, the nature, types and minimum level of perquisites and other benefits are provided for in employment agreements.

In 2009, 2008 and 2007, perquisites and other benefits provided to executive officers included a monthly car allowance, vehicle maintenance, registration, insurance and fuel expenses, financial consulting and tax preparation services, technology and home security services, club dues, administrative assistance, personal use of company aircraft, as well as access to company housing and tickets to sporting and other events. Under our aircraft usage policy, each year our chairman of the board can use company aircraft for personal travel for up to 50 hours, each of our chief executive officer and president for up to 35 hours and each of our executive vice presidents for up to 24 hours. The named executive officers can also use company aircraft for personal use beyond the hours allowed by reimbursing the company its out-of-pocket costs. Executive officers can carry unused hours forward to the following year or borrow in any year up to two years of future allotted hours beyond the current year.

We also provide life insurance to all salaried employees, including our executive officers, equal to twice the employee’s base salary and bonus, up to a maximum of $1.5 million. For Messrs. Simpson, Hutton and Vennerberg, we provide an additional $3 million in life insurance as required by their employment agreements. For Messrs. Baldwin and Petrus, we provide an additional $1 million in life insurance, which is the additional amount provided to all officers.

As an extension of our program to support higher education, in November 2007 the board, upon the recommendation of the compensation committee, approved a matching charitable contribution program for our named executive officers (other than Mr. Simpson). Under the program, we will match, on a 3-for-1 basis, up to $250,000 in aggregate contributions made by each of Messrs. Hutton, Vennerberg, Baldwin and Petrus to a designated university or college prior to the end of December 31, 2010, or any pledge made prior to that date that does not extend more than three years from the date of the pledge. The program also provides for matching grants to senior vice presidents and other officers on a sliding scale.

In addition, regular benefits, which are available to all salaried employees, are also available to our named executive officers on the same basis. These benefits include health care benefits, a retiree medical plan, long-term care insurance and a tax-qualified 401(k) plan with the company matching 10% of the employee’s contributions up to the maximum deductible amount under the Internal Revenue Code. Unlike many of our peers, we do not have deferred compensation, defined benefit pension or supplemental retirement plans for our executive officers.

Employment, Severance and Change in Control Arrangements

In this section, we describe our pre-existing employment, severance, and change in control arrangements with our named executive officers and, where applicable, our other executive officers. This description focuses on these arrangements as they existed for most of 2009 before we made certain changes in late 2009. As described below, certain of the changes we made in late 2009 will apply to these arrangements whether or not the proposed merger with ExxonMobil is completed, while others will have no force or effect if that merger is not completed.

We have various pre-existing employment, severance and change in control arrangements covering some or all of our named executive officers. In addition to other provisions, such as vesting of all outstanding equity-based awards upon a change in control, these arrangements provide for various cash payments and other benefits upon termination of employment, or upon the expiration of 45 days after a change in control, or earlier if the executive’s employment is terminated. On December 13, 2009, our employment agreement with Mr. Simpson was amended to reduce the 45-day period to five days for any change in control transaction and to specify that any determination as to whether any change in control payment to him would be subject to an excise tax in connection with Section 280G of the Code would be made by the accounting firm acting as the company’s independent auditor immediately prior to the change in control.

Our pre-existing employment, severance and change in control arrangements were intended to preserve employee morale and productivity and encourage retention in the face of the disruptive impact of an actual or rumored change in control. They were also intended to help us attract and retain highly qualified employees, and to ensure fair treatment of employees in the event of a change in control. In addition, for the executive officers, these arrangements were intended to enable executives to objectively assess and pursue aggressively any corporate transactions that were in the best interests of our stockholders without undue concern over the impact of such a transaction on their own personal financial and employment situations. Thus, our pre-existing arrangements were intended to provide the opportunity for the acquiror to renegotiate employment and severance arrangements with any executive officer whom the acquiror sought to retain, while at the same time providing the executive with a measure of financial security (which is especially important in light of the fact that the company does not have any deferred compensation, defined benefit pension or supplemental retirement plans) and not forcing the executive to remain with the acquiror, if the acquiror did not intend to retain him or her for a reasonable period or such negotiations did not result in mutually satisfactory arrangements for the continued retention of the executive.

We believe that, relative to the overall value of any potential transaction, our pre-existing change in control payments and benefits would be reasonable. We also believe that our arrangements were designed in a manner to create incentive for our executive officers to build stockholder value and to obtain the highest value possible in the event that we are acquired. As the price of our stock increases, the percentage of each executive officer’s change in control payment value that is attributable to the value of our stock increases. As of December 31, 2009, between 49% and 67% of the change in control value for Messrs. Hutton, Vennerberg, Baldwin and Petrus under the pre-existing arrangements was tied to the value of our stock upon a change in control. The percentage of Mr. Simpson’s change in control value on December 31, 2009 that was tied to the stock price was 87%.

Employment Agreements. We have had an employment agreement with Mr. Simpson since 1995 and with Messrs. Hutton and Vennerberg since 2006. We entered into new employment agreements with each of them in November 2008 in connection with the promotions of Messrs. Hutton and Vennerberg and the new role of Mr. Simpson as chairman of the board and founder.

As described below, we amended Mr. Simpson’s employment agreement on September 16, 2009 to correct the drafting of the agreement. We also amended the employment agreements of Messrs. Hutton and Vennerberg in two amendments effective December 13, 2009 to address, among other things, certain issues related to our new practice of granting annual bonuses to our participating named executive officers under our new executive incentive compensation plan. These amendments are effective whether or not the proposed merger with ExxonMobil is completed. On December 13, 2009, Messrs. Simpson, Hutton, and Vennerberg also entered into consulting agreements with XTO Energy and ExxonMobil, which will supersede their employment agreements with us if the proposed merger with ExxonMobil is completed.

The compensation committee believes that our employment agreements have been an important part of our overall executive compensation program because they helped to secure the continued employment and dedication of these executives, thus ensuring continuity and stability of management. They were also designed to smooth any transition following retirement of the executives by requiring that the executives agree to an 18-month consulting agreement.

The 2008 employment agreements with Messrs. Hutton and Vennerberg provide for continuation of their new responsibilities and titles, minimum base salary, bonuses, car allowances and life insurance and the continuation of participation in equity incentive plans while employed. The committee has authority to pay base salaries, bonuses and car allowances in excess of the minimums provided in the agreements with Messrs. Hutton and Vennerberg. Our 2008 employment agreement with Mr. Simpson provides for a base salary that cannot be adjusted except by amendment of his agreement. His agreement provides for continuation of his responsibilities and titles, a minimum car allowance and life insurance. His participation in equity incentive plans is specified in the agreement, but after December 1, 2008 he is no longer eligible for cash bonuses. Under all three agreements, the executive is to be reimbursed for fuel, maintenance, registration and insurance costs for an automobile. The agreements also address the compensation that each executive would receive if the executive’s employment terminated under certain circumstances, including retirement, death and disability, and after a change in control, and provide us with the right to obtain a release upon any payment under the agreement and to require arbitration of any disputes under the agreement.

Change in Control Severance Plans. We have pre-existing change in control severance protection plans that cover all employees. The management severance plan, which was amended and restated in November 2008, covers approximately 350 employees, including Messrs. Baldwin and Petrus (but not Messrs. Simpson, Hutton and Vennerberg) and other executive officers and key employees. Under our 2008 employment agreements with Messrs. Simpson, Hutton and Vennerberg, these executives, who are entitled to receive benefits following a change in control under their employment agreements, are not eligible to receive benefits under the management severance plan.

As described below, we amended the management severance plan in two amendments effective December 13, 2009. Certain of these amendments are effective only in connection with the completion of the proposed merger with ExxonMobil, while other amendments addressing, among other things, certain issues related to our new practice of granting annual bonuses to our participating named executive officers, including Messrs. Baldwin and Petrus, under our new executive incentive compensation plan are effective whether or not the proposed merger is completed. Messrs. Baldwin and Petrus also entered into consulting agreements with XTO Energy and ExxonMobil, which will supersede their rights under our management severance plan if the proposed merger with ExxonMobil is completed.

Other Agreements. In 2004, we entered into change in control performance share grant agreements with Messrs. Simpson, Hutton, Vennerberg and Baldwin, providing that, if they are employed by the company on the date of a change in control, they will each receive a lump-sum cash payment equal to the value of 833,333, 687,500, 583,333 and 166,667 shares of our stock, respectively, on the date of the change in control, as adjusted for subsequent stock splits. In November 2006, we entered into a similar agreement with Mr. Petrus, providing that he will receive a lump-sum cash payment equal to the value of 156,250 shares on the date of a change in control, as adjusted for subsequent stock splits. These agreements are designed to further align the executives’ interests with those of the stockholders and to reward the executives if they negotiate a favorable transaction for the stockholders.

As described below, we amended our performance share grant agreements with Messrs. Simpson, Hutton, Vennerberg, Baldwin and Petrus on December 13, 2009 to provide that, instead of a lump-sum cash payment, the executives will receive shares of our common stock immediately prior to the completion of the merger with ExxonMobil. Such shares will then be converted into shares of ExxonMobil common stock in the merger. If the ExxonMobil merger is not completed, the December 13, 2009 amendments to such grant agreements will have no force or effect.

Under their pre-existing arrangements, if Mr. Hutton, Vennerberg, Baldwin or Petrus were subject to the 20% parachute excise tax under Section 280G of the Internal Revenue Code in the event of a change in control, we would pay them an additional amount to “gross-up” the payment. The tax gross-up was designed to ensure that the executive officer would receive the full amount due under the terms of his employment agreement or the management severance plan, as applicable, and their performance share grant agreement after payment of the excise tax.

Under his pre-existing arrangements, Mr. Simpson was not entitled to such a tax gross-up payment. His employment agreement and his performance share grant agreement provide that the total aggregate payments to him under those agreements that are contingent on a change in control would be reduced to the maximum amount that we can pay him without triggering the excise tax under Section 280G of the Internal Revenue Code.

As described below, the entitlement of Messrs. Hutton, Vennerberg, Baldwin and Petrus to tax gross-up payments has been eliminated in the case of the merger with ExxonMobil. Instead, if the ExxonMobil merger is completed, the change in control payments of these executives, as well as those of Mr. Simpson, will be cut back, if necessary, to an amount that does not exceed 90% of their respective Section 280G limits.

Compensation Actions in Late 2009

Our compensation committee and board of directors took a number of actions during late 2009 that impact the payments and benefits that our senior executives would receive in connection with a change in control of our company. Certain of these actions are effective whether or not the proposed merger with ExxonMobil is completed, while others are effective only if that merger closes. Set forth below is a description of these actions.

Mr. Simpson’s pre-existing employment agreement was amended on September 16, 2009 to provide that, upon a change in control, Mr. Simpson would receive a cash payment equal to three times the value of the annual stock award most recently granted to him under his employment agreement, including both his 110,000 share grant that has no vesting criteria and his 40,000 share grant that is performance-based, with the value per share to be determined on the date the change in control occurs. Our compensation committee approved this amendment by unanimous written consent. Prior to the amendment, Mr. Simpson’s change in control payment was based on his salary and the amount of the highest regular cash bonus paid to him in the preceding 12 months, and not on the value of his most recent annual stock award. However, under the pre-existing terms of his employment agreement, Mr. Simpson’s last regular cash bonus was paid on December 1, 2008, after which time Mr. Simpson’s annual incentive compensation became payable in the form of an annual stock award in lieu of a cash bonus. This had the effect that, after December 1, 2009, Mr. Simpson would no longer be entitled to the portion of his change in control payment that was based on his annual incentive compensation. The September 16, 2009 amendment corrects the drafting of the employment agreement to reflect the intention of the compensation committee that Mr. Simpson’s change in control payment include a multiple of Mr. Simpson’s most recent annual incentive compensation award (regardless of whether such award was paid in the form of cash or stock). The September 16, 2009 amendment applies to any change in control, not just the proposed merger with ExxonMobil.

On November 17, 2009, the committee granted to Messrs. Hutton, Vennerberg, Baldwin and Petrus performance shares that vest in 50% increments if our stock closes at or above $50.00 and $55.00, respectively. Given the pendency of our discussions with ExxonMobil at the time, the committee determined that it would not be appropriate for these grants to vest upon our stock having reached a price performance target as a result of the announcement of a proposed change in control transaction, including the proposed merger with ExxonMobil, or automatically upon the completion of the change in control transaction, including completion of the proposed merger, as do the other performance shares held by our executive officers. As a result, the performance share grant agreements for the November 17, 2009 grants provide that if, prior to the performance shares vesting as a result of our stock reaching one or both of the price performance targets, we announce that we have entered into a definitive agreement with respect to a change in control transaction in which we will not be the surviving public company, then the unvested performance shares would not vest as a result of reaching a price target, unless the price target is reached at least two trading days after the announcement that the definitive agreement relating to the change in control transaction has been terminated. The performance share grant agreements further provide that, upon the completion of a change in control transaction, the performance shares will not vest, but rather will become time-vested restricted stock of the acquiror that will vest on the first anniversary of the closing of the change in control transaction. In the case of the proposed merger with ExxonMobil, since our stock had reached neither of the price performance targets before our December 14, 2009 announcement of the proposed merger, performance vesting for these performance shares has been suspended (unless and until the ExxonMobil merger agreement is terminated), and the performance shares will convert to time-vested restricted stock of ExxonMobil upon the completion of the merger. Finally, pursuant to each named executive officer’s new consulting agreement with XTO Energy and ExxonMobil, the performance shares that are converted to ExxonMobil restricted stock will vest upon the earlier of the first anniversary of completion of the merger (subject to the applicable named executive officer’s continued service as a consultant), and a qualifying termination of the applicable named executive officer’s service as a consultant.

On December 13, 2009, our employment agreements with each of Messrs. Hutton and Vennerberg were amended, (i) to remove the requirement that we pay to such individual each year a guaranteed minimum bonus equal to his then-current base salary, (ii) to remove the annual cap on Mr. Hutton’s ($12.5 million) and Mr. Vennerberg’s ($7.5 million) cash compensation (base salary and bonus), and (iii) to specify that any determination as to whether any change in control payment to the individual would be subject to an excise tax in connection with Section 280G of the Code would be made by the accounting firm acting as the company’s independent auditor immediately prior to the change in control. On March 4, 2010, we executed an amendment to Messrs. Hutton’s and Vennerberg’s employment agreements effective December 13, 2009 to clarify that their change in control and other applicable termination payments would be calculated by reference to three times their annual bonus paid under our new executive incentive compensation plan, rather than by reference to two times the higher of the individual’s two semi-annual bonuses received under our prior practice of paying two six-month discretionary bonuses each year in June and December multiplied by three.

When we submitted our 2009 executive incentive compensation plan to our stockholders for approval at our 2009 annual meeting, we indicated that our award of annual bonuses to our named executive officers (other than Mr. Simpson, who under his employment agreement is not eligible to receive any bonuses) under the plan would replace our prior practice of awarding semi-annual discretionary bonuses, and that, as a transitional matter, our participating named executive officers, including Messrs. Hutton and Vennerberg, would be eligible to receive a final semi-annual bonus in June 2009. We also indicated that, in setting the individual award opportunities under the new plan for Messrs. Hutton and Vennerberg for 2009, the committee took into account the cap on overall cash compensation in their employment agreements. We understood at that time that, in order for our new annual bonus approach under the plan to work properly, Messrs. Hutton’s and Vennerberg’s employment agreements would have to be amended by the end of 2009 to reflect our moving to an annual (rather than semi-annual) bonus structure under the new plan for 2009 in order to both clarify that each individual would be entitled to a change in control or other termination payment equal to three (not six) times his annual bonus (given the possible misinterpretation resulting from his receiving both an annual plan bonus for 2009 and a final semi-annual discretionary bonus in June 2009), and address how his annual cap on total cash compensation in a single year would be applied in the case of an annual bonus under the plan (which would be for services in one year, but could possibly be paid in the next year). We also understood at that time that the provision in Messrs. Hutton’s and Vennerberg’s employment agreements providing for minimum annual bonus payments would have to be amended by the end of 2009 to give full effect to the compensation committee’s exercise of negative discretion to determine final bonuses under the plan for purposes of Section 162(m).

Similarly, we understood that, as to Messrs. Baldwin and Petrus, we would need to amend our management group employee severance protection plan that had similar potential for misinterpretation with respect to the calculation of those individuals’ severance payments as a result of our change from two semi-annual discretionary bonuses to one annual plan bonus, and our payment of final semi-annual bonuses to them in June 2009. We amended this plan to address that issue on March 4, 2010, effective December 13, 2009.

Our negotiations with ExxonMobil with respect to the proposed merger caused our board and the committee to focus on the needed amendments to the employment agreements of Messrs. Hutton and Vennerberg and to the management severance plan as relates to Messrs. Baldwin and Vennerberg, and to take the views of ExxonMobil into account in amending those agreements and that plan. As described below, the actual bonuses paid to Messrs. Hutton, Vennerberg, Baldwin, and Petrus under the executive incentive compensation plan for 2009 were also affected by our merger agreement with ExxonMobil, and in the event that the proposed merger with ExxonMobil is completed the change in control payments to Messrs. Hutton, Vennerberg, Baldwin and Petrus will be governed by their new consulting agreements with XTO Energy and ExxonMobil, instead of the amendments to Messrs. Hutton’s and Vennerberg’s employment agreements and to the management severance plan as it relates to Messrs. Baldwin and Petrus.

The committee decided on December 21, 2009 to determine and pay 2009 bonuses to Messrs. Hutton, Vennerberg, Baldwin and Petrus under our executive incentive compensation plan in December 2009, subject to verification of our final 2009 operating cash flow in our audit for 2009, rather than in March 2010 after the completion of the audit for 2009. The timing and amounts of those 2009 bonuses were arrived at as part of the negotiations with ExxonMobil and in light of the December 13, 2009 amendments to the employment agreements of Messrs. Hutton and Vennerberg and the amendments to the management severance plan as it relates to Messrs. Baldwin and Petrus. Pursuant to the December 13, 2009 merger agreement with ExxonMobil, we were permitted to pay our named executive officers (other than Mr. Simpson) up to the following amounts for 2009 bonus payments under the plan in December 2009: Mr. Hutton, $8,000,000; Mr. Vennerberg, $4,750,000; Mr. Baldwin, $2,000,000; Mr. Petrus, $1,875,000. After exercising negative discretion to reduce the individuals’ actual bonus awards under the plan to amounts less than their individual maximum bonus opportunities, the committee awarded bonuses to each of the participating named executive officers for 2009 in the maximum amounts permitted by the merger agreement. Participating named executive officers’ maximum individual 2009 award opportunities and actual bonuses paid under the plan in December 2009 are as follows:

Name	Maximum Bonus Opportunity	Actual Bonus Paid
Mr. Hutton	$11,100,000	$8,000,000
Mr. Vennerberg	$6,600,000	$4,750,000
Mr. Baldwin	$3,000,000	$2,000,000
Mr. Petrus	$2,500,000	$1,875,000

The committee believed that the plan bonuses awarded for 2009 were appropriate in light of each participating named executive officer’s 2009 maximum bonus award opportunity, the performance of the company and the individual in 2009, and the negotiations with ExxonMobil with respect to the proposed merger. In the cases of Messrs. Hutton and Vennerberg, such bonuses under the plan, when added to their base salaries ($1,400,000 and $900,000, respectively) and their June 2009 semi-annual discretionary bonuses ($3,125,000 and $1,875,000, respectively), exceeded their previous employment agreement annual cash compensation caps ($12,500,000 and $7,500,000, respectively) by $25,000 each. The committee believed that the 2009 plan bonuses paid to these named executive officers, including the bonuses for Messrs. Hutton and Vennerberg that caused the total 2009 cash compensation of those individuals to exceed slightly the prior annual caps in their employment agreements, were appropriate given the fact that the semi-annual bonuses paid in June 2009 were, in part, for performance in the fourth quarter of 2008; that Messrs. Hutton’s and Vennerberg’s employment agreements were not clear as to how the 2009 plan bonuses would apply in relation to the prior caps; and that, under the merger agreement with ExxonMobil, the 2009 plan bonuses were permitted to be paid in 2009 and no award opportunities under the plan would be provided to any of the named executive officers, including Messrs. Hutton and Vennerberg, for 2010 unless the merger agreement is terminated. In authorizing and directing the payment of these plan bonuses in December 2009, the committee took into consideration the fact that payment of the bonuses in 2009 would increase the amount of each individual’s aggregate five-year compensation for purposes of determining Section 280G excise taxes, thereby increasing the amount of the individual’s 90% 280G limit pursuant to his new consulting agreement with XTO Energy and ExxonMobil and his amended share grant agreement that supersede such individual’s prior arrangements with us if the proposed merger is completed, as described below.

Finally, the committee and our board took a number of actions with respect to the compensation of our senior executive officers on December 13, 2009 that are specific to the proposed merger with ExxonMobil and will only be effective in connection with the completion of that merger. These actions, which were taken as a result of our negotiations with ExxonMobil, are described in more detail in the proxy statement/prospectus for our upcoming special meeting of stockholders to vote to adopt the merger agreement, and include the following:

•

Each of the named executive officers entered into a consulting agreement with XTO Energy and ExxonMobil, effective upon the completion of the merger with ExxonMobil, to provide (i) Mr. Simpson with a change in control payment of $10,800,000; (ii) Messrs. Simpson, Hutton, Vennerberg and Baldwin with retention payments, with one-half to be paid at each of six months and twelve-months after completion of the merger, of $24,750,000, $10,913,662, $6,172,817 and $2,591,527, respectively, subject to a contractual limitation equal to 90% of the maximum amount that could be provided to the individual without imposition of excise taxes under Section 280G of the Code, which we refer to as the 90% 280G limit (it should be noted that the retention payments under the named executive officers’ new consulting agreements were calculated in order to stay below the 90% 280G limit and that, because any payment to Mr. Petrus would exceed his 90% 280G limit, he will not receive a retention payment); (iii) Messrs. Simpson, Hutton, Vennerberg, Baldwin and Petrus with one-year consulting periods, subject to a one-year extension upon mutual agreement, with annual consulting fees of $1,800,000, $700,000, $450,000, $250,000 and $237,500, respectively, and separate annual completion bonuses equal to each individual’s annual consulting fees; and (iv) Messrs. Simpson, Hutton, Vennerberg, Baldwin and Petrus with grants of ExxonMobil restricted stock or restricted stock units, with grant date market values of $3,600,000, $1,400,000, $900,000, $500,000 and $475,000, respectively, with one-half vesting on the first anniversary of completion of the merger and the second half vesting on the later of the second anniversary of the merger or, if the parties agree to extend the consulting agreement an additional year, the third anniversary of the merger;

•

The named executive officers’ change in control performance share grant agreements were amended to provide that, in connection with the proposed merger with ExxonMobil, the lump-sum cash payment that each named executive officer would otherwise have received upon a change in control will instead be paid, immediately prior to completion of the merger, in shares of XTO Energy common stock, subject to the 90% 280G limit;

•

The committee made determinations and took actions pursuant to our 2004 stock incentive plan regarding awards held by our named executive officers in connection with the completion of the proposed merger with ExxonMobil to accelerate the vesting of outstanding stock options and performance shares, other than the November 17, 2009 grants, and adjust the outstanding stock options and the November 17, 2009 performance shares (which will become time-vested restricted stock grants), as appropriate, to become comparable grants of ExxonMobil upon completion of the merger; and

•

Our management severance plan was amended and the committee made determinations and took actions pursuant to our 2004 stock incentive plan to adjust outstanding awards held by our other executive officers to become comparable grants of ExxonMobil upon completion of the merger.

With respect to executive officer compensation in 2010 pending the completion of the proposed merger, pursuant to the merger agreement with ExxonMobil we have agreed not to take any other compensation actions with respect to our executive officers, other than those permitted by the merger agreement, without ExxonMobil’s prior approval as long as the agreement is in effect. As to our executive officers:

•	Base salaries will remain the same as they were in 2009 and will continue to be paid on the same schedule until the merger is completed;

•	The committee will not provide bonus award opportunities to otherwise eligible named executive officers for 2010 under our executive incentive compensation plan;

•

The committee will not grant any stock options, restricted stock, or other equity awards to any executive officers under our 2004 equity incentive plan, except that, as permitted by the merger agreement, in January 2010 Mr. Simpson was granted his aggregate of 150,000 share awards pursuant to his employment agreement;

•

Prior to the completion of the merger, we will transfer to each of our named executive officers all company-owned club memberships and the company-provided life insurance and long-term care policies that we maintain for the individual that are not already in the individual’s name and the individual will assume responsibility for all dues, fees and premiums; and

•	Except as described above, all other compensation and benefits, including perquisites, will remain in effect unchanged until the merger is completed.

The foregoing summary of the actions of the board and the compensation committee specific to the proposed merger with ExxonMobil is qualified in its entirety by reference to the descriptions of the consulting agreements, the amended share grant agreements, the amended and restated management severance plan and the merger agreement that appear under the captions “The Merger Agreement—Treatment of XTO Energy Equity Awards” and “Interests of Certain Persons in the Merger—XTO Energy Named Executive Officers” and “—Other Executive Officers of XTO Energy” included as Exhibit 99.2 to this Amendment, which descriptions are from the preliminary proxy statement/prospectus of XTO Energy and ExxonMobil and are hereby incorporated by reference in response to this Item 11.

Considerations for Executive Compensation Components for 2009

Our compensation committee discussed the main compensation components for the named executive officers for 2009 in regularly scheduled committee meetings held in November 2008, May 2009 and November 2009 and in special committee meetings in March 2009 and December 2009. The committee also acted by unanimous written consent on September 16, 2009. While the committee considered the same factors that it does on an ongoing basis in reaching its executive compensation decisions for 2009, certain of its decisions in November and December 2009 were influenced by our discussions with ExxonMobil and the compensation arrangements that were contemplated by the merger agreement that we executed on December 13, 2009.

Among the most important considerations for the committee at each of those meetings was the relative operating, financial and stock performance of the company in our business sector based on the following measures:

•	operating cash flow

•	stock performance and return to stockholders

•	production and production growth

•	reserves and reserve growth

•	finding and development costs

Overall, the committee concluded that the executive team had delivered consistently exceptional results, as demonstrated by our strong operating and financial results and the exceptional creation of stockholder value on both an absolute basis and relative to our peers.

In making its decisions regarding the May 2009 equity-based grants and the June 2009 semi-annual cash bonuses at the committee’s meeting in May 2009, the committee reviewed the final 2008 results and the operating and financial results and stock performance in the first quarter of 2009.

The committee noted the following factors in its December 2009 meeting, based on the most recent data available, in making its decisions regarding the December 2009 bonuses under our new executive incentive compensation plan:

•	operating cash flow for the eleven-month period was up 20%, and up 11% on a per fully diluted share basis, over the comparable eleven-month period in 2008

•

we became the largest natural gas producer in the United States during the third quarter of 2009, reflecting the success of the company’s 2008 strategic acquisitions making us the largest holder of natural gas reserves in the United States

•

through an effective commodity price risk management strategy, we had mark-to-market gains of approximately $4.1 billion at the end of 2008, which enabled us to reset certain of our hedges in 2009 and use the proceeds to pay down debt and fortify our investment grade strength

•	daily production for the first nine months of 2009 was up 28% from the prior year and had reached a record level

•	revenue for the first nine months was up 17% from the prior year despite a 20% reduction in crude oil and natural gas prices

•	cash margins were again approximately 64% of revenue

•

after the declines of 2008, our stock price recovered somewhat, with our stock closing at $41.49 on December 11, 2009, the last trading day before we announced our proposed merger with ExxonMobil, reflecting a 17.6% increase from our price of $35.27 on December 31, 2008

Compensation Components for 2009

The main compensation components for each of the named executive officers for 2009 are discussed below:

Bob R. Simpson

Until December 1, 2008, Mr. Simpson served as our chairman of the board and chief executive officer. Effective December 1, 2008, he is our chairman of the board and founder, having stepped down from his role as our chief executive officer.

Under Mr. Simpson’s leadership, we are now the largest holder of natural gas reserves and the largest natural gas producer in the United States. Mr. Simpson sets our overall strategic vision and is integrally involved in the implementation of our strategy and its execution to create value for our stockholders. His involvement includes managing focused and disciplined acquisition and hedging programs that have been critical to our continued success. Under Mr. Simpson’s leadership, we have achieved industry leading performance across a broad number of metrics.

Mr. Simpson’s strategy has led to a substantial increase in stockholder value. As of December 31, 2009, our stock price was up 5,135% since our initial public offering in 1993. Stockholders have also benefited from the dividend distribution of our interests in both the Hugoton Royalty Trust in May 2006 and the Cross Timbers Royalty Trust in September 2003.

The committee has recognized Mr. Simpson’s key importance to our company. He was also recognized by Barron’s as one of the 30 best chief executive officers in the world in 2005, 2006, 2007 and 2008 and was recognized by Institutional Investor as the best chief executive officer in the oil and gas exploration and production sector in 2005, 2006, 2007 and 2008. The company was recognized by Institutional Investor as the most shareholder friendly company in the oil and gas exploration and production sector in 2007, 2008 and 2009.

The main components of Mr. Simpson’s compensation for 2009 included the following:

Base Salary. The base salary for Mr. Simpson is set under his 2008 employment agreement at $3,600,000, as described under “Pre-Existing Employment, Severance and Change in Control Arrangements—Employment Agreements” below. Mr. Simpson no longer receives any cash bonuses, and his base salary may not be adjusted by the compensation committee except by amendment of his employment agreement. His base salary was not increased for 2010.

Cash Bonuses. Under the terms of his 2008 employment agreement, Mr. Simpson is not eligible to receive any cash bonuses, including under our new executive incentive compensation plan.

Equity-Based Incentive Compensation. In January 2009, pursuant to the terms of his 2008 employment agreement, Mr. Simpson was granted 110,000 shares that vested immediately and 40,000 performance shares that would vest in 50% increments if our stock closed at or above $42.00 and $47.00, respectively. One-half of these performance shares vested in May 2009 when our stock closed above $42.00, and the other one-half vested on December 14, 2009 when our stock closed above $47.00. Pursuant to Mr. Simpson’s employment agreement, and as permitted by our merger agreement with ExxonMobil, in January 2010 he was granted 110,000 shares that vested immediately and 40,000 performance shares that vest in 50% increments if our stock closes at or above $50.00 and $52.00, respectively, with the vesting of such performance shares based on reaching price performance targets suspended in the event of an announced change in control transaction, in which event the performance shares vest upon closing of the transaction. As a result of our announced merger agreement with ExxonMobil, the January 2010 performance shares will not vest based on our reaching the price performance targets (unless and until two trading days have passed after an announcement that the proposed merger agreement has been terminated); instead, these performance shares will vest at closing if the proposed merger with ExxonMobil is completed. Mr. Simpson is not eligible for any other equity grants under our stock incentive plan in 2010.

Keith A. Hutton

Effective December 1, 2008, Mr. Hutton became our chief executive officer. Prior to that, he served as our president. Mr. Hutton is responsible for our ongoing operational strategy and success of the company’s operations, overseeing our reserve estimates and administering and adjusting our capital budget in an environment of depressed commodity prices and substantial reallocation of assets in our industry. In making its compensation decisions for Mr. Hutton, the committee considered the recommendations of Mr. Simpson, his promotion to chief executive officer and the provisions of his new 2008 employment agreement.

The main components of Mr. Hutton’s compensation for 2009 included the following:

Base Salary. The base salary for Mr. Hutton is set subject to the minimum salary set forth in his 2008 employment agreement of $1,400,000, as described under “Pre-Existing Employment, Severance and Change in Control Arrangements—Employment Agreements” below. Mr. Hutton’s base salary was $1,400,000 in 2009 and was not increased for 2010.

Cash Bonuses. In June 2009, Mr. Hutton received a final semi-annual discretionary cash bonus of $3,125,000 based on our final 2008 operating and financial results and results for the first quarter of 2009. In December 2009, he received a cash bonus of $8,000,000 under our new 2009 executive incentive compensation plan.

Mr. Hutton’s $8,000,000 bonus under our new executive incentive compensation plan was $3,100,000 less than his maximum bonus award amount of $11,100,000. In exercising its negative discretion to pay Mr. Hutton less than his $11,100,000 maximum bonus award amount, the compensation committee took into account principally the $8,000,000 maximum bonus negotiated for Mr. Hutton in the merger agreement, the fact that Mr. Hutton received a final semi-annual bonus of $3,125,000 in June 2009, and the $12,500,000 cap in total annual cash compensation which had existed in Mr. Hutton’s employment agreement until it was removed on December 13, 2009. In paying Mr. Hutton the full maximum plan bonus negotiated under the merger agreement, the committee considered the company’s strong operating results for 2009, its successful integration of its recent acquisitions, Mr. Hutton’s leadership and efforts in achieving those results, his efforts in helping to facilitate negotiation of the merger agreement with ExxonMobil, and his willingness to revise his pre-existing change in control arrangements to meet ExxonMobil’s requests with respect to the amount and retentive features of those arrangements and agree to his consulting agreement with XTO Energy and ExxonMobil and his amended share grant agreement. The committee also considered that the $8,000,000 bonus amount would, when added to Mr. Hutton’s salary and his June 2009 semi-annual bonus, exceed the cap in total annual cash compensation that existed in his employment agreement until December 13, 2009 by $25,000, but did not view that matter as material to its decision with respect to the final amount of Mr. Hutton’s plan bonus paid in 2009.

Mr. Hutton’s total cash bonuses for 2009 increased $5,875,000, or 112%, over 2008. The principal reasons for this increase are the fact that Mr. Hutton became our chief executive officer in December 2008, the terms of his new employment agreement effective December 1, 2008, and the performance of the company and Mr. Hutton’s contributions to it in 2009. The increase also reflects that, as part of our transition to annual bonuses under our new executive incentive compensation plan, he received a final semi-annual discretionary bonus in June 2009 as well as an annual bonus under the plan in December 2009.

As described above, under his employment agreement as amended on December 13, 2009, the total cash compensation that Mr. Hutton can receive in any one year is no longer capped at $12,500,000. As also described above, if the proposed merger with ExxonMobil is completed, Mr. Hutton’s new consulting agreement with XTO Energy and ExxonMobil will supersede his employment agreement with us.

Equity-Based Incentive Compensation. In May 2009, Mr. Hutton was granted options to purchase 343,897 shares of our common stock at an exercise price of $41.99 per share. Of those options, one-half, or 171,948, vest only if our stock closes at or above $50.00. The remainder vest ratably over a three-year period following the applicable grant date. He was also granted 78,000 performance shares that would vest in 50% increments if our stock closes at or above $46.00 and $50.00, respectively. One-half of these performance shares vested December 14, 2009 when our stock closed above $46.00. All of these unvested options and performance shares will vest upon the completion of the proposed merger with ExxonMobil.

On November 17, 2009, Mr. Hutton was granted 78,000 performance shares that vest in 50% increments if our stock closes at or above $50.00 and $55.00, respectively, with the vesting of such performance shares based on reaching price performance targets suspended in the event of an announced change in control transaction, in which event the unvested shares will vest on the first anniversary of the change in control. As a result of our December 14, 2009 announcement of our merger agreement with ExxonMobil, the November 2009 performance shares (all of which were unvested at the time) will no longer vest based on our reaching the price performance targets (unless and until two trading days have passed after an announcement that our merger agreement with ExxonMobil has been terminated). Instead, upon the completion of the ExxonMobil merger, the performance shares will become time-vested restricted stock of ExxonMobil. Pursuant to the consulting agreement that Mr. Hutton entered into with XTO Energy and ExxonMobil, such shares of restricted stock will vest upon the earlier of the first anniversary of the completion of the ExxonMobil merger (subject to Mr. Hutton’s continued service as a consultant) and a qualifying termination of his service as a consultant.

Vaughn O. Vennerberg II

Effective December 1, 2008, Mr. Vennerberg became our president. Prior to that, he was our senior executive vice president and chief of staff. Mr. Vennerberg is responsible for acquisition strategy and implementation, land, legal, oil and gas marketing, human resources, property management, office administration and governmental relations. Mr. Vennerberg was recognized by the American Association of Professional Landmen as the landman of the year in 2008. In making its compensation decisions for Mr. Vennerberg, the committee considered the recommendations of Mr. Simpson, his promotion to president and the provisions of his new 2008 employment agreement.

The main components of Mr. Vennerberg’s compensation for 2009 include the following:

Base Salary. The base salary for Mr. Vennerberg is set subject to the minimum salary set forth in his 2008 employment agreement of $900,000, as described under “Pre-Existing Employment, Severance and Change in Control Arrangements—Employment Agreements” below. Mr. Vennerberg’s base salary was $900,000 in 2009 and was not increased for 2010.

Cash Bonuses. In June 2009, Mr. Vennerberg received a final semi-annual discretionary cash bonus of $1,875,000 based on our final 2008 operating and financial results and results for the first quarter of 2009. In December 2009, he received a cash bonus of $4,750,000 under our new executive incentive compensation plan.

Mr. Vennerberg’s $4,750,000 bonus under our new executive incentive compensation plan was $1,850,000 less than his maximum bonus award amount of $6,600,000. In exercising its negative discretion to pay Mr. Vennerberg less than his $6,600,000 maximum bonus award amount, the compensation committee took into account principally the $4,750,000 maximum bonus negotiated for Mr. Vennerberg in the merger agreement, the fact that Mr. Vennerberg received a final semi-annual bonus of $1,875,000 in June 2009, and the $7,500,000 cap in total annual cash compensation which had existed in Mr. Vennerberg’s employment agreement until it was removed on December 13, 2009. In paying Mr. Vennerberg the full maximum plan bonus negotiated under the merger agreement, the committee considered the company’s strong operating results for 2009, its successful integration of its recent acquisitions, Mr. Vennerberg’s leadership and efforts in helping to facilitate negotiation of the merger agreement with ExxonMobil and oversee the due diligence process, and his willingness to revise his pre-existing change in control arrangements to meet ExxonMobil’s requests with respect to the amount and retentive features of those arrangements and agree to his consulting agreement with XTO Energy and ExxonMobil and his amended share grant agreement. The committee also considered that the $4,750,000 bonus amount would, when added to Mr. Vennerberg’s salary and his June 2009 semi-annual bonus, exceed the cap in total annual cash compensation that existed in his employment agreement until December 13, 2009 by $25,000, but did not view that matter as material to its decision with respect to the final amount of Mr. Vennerberg’s plan bonus paid in 2009.

Mr. Vennerberg’s total cash bonuses for 2009 increased $3,250,000, or 96%, over 2008. The principal reasons for this increase are the fact that Mr. Vennerberg became our president in December 2008, the terms of his new employment agreement effective December 1, 2008, and the performance of the company and Mr. Vennerberg’s contributions to it in 2009. The increase also reflects that, as part of our transition to annual bonuses under the new executive incentive compensation plan, he received a final semi-annual discretionary bonus in June 2009 as well as an annual bonus under the plan in December 2009.

As described above, under his employment agreement as amended on December 13, 2009, the total cash compensation that Mr. Vennerberg can receive in any one year is no longer capped at $7,500,000. As also described above, if the proposed merger with ExxonMobil is completed, Mr. Vennerberg’s new consulting agreement with XTO Energy and ExxonMobil will supersede his employment agreement with us.

Equity-Based Incentive Compensation. In May 2009, Mr. Vennerberg was granted options to purchase 220,953 shares of our common stock at an exercise price of $41.99 per share. Of those options, one-half, or 110,476, vest only if our stock closes at or above $50.00. The remainder vest ratably over a three-year period following the applicable grant date. He was also granted 47,000 performance shares that would vest in 50% increments if our stock closes at or above $46.00 and $50.00, respectively. One-half of these performance shares vested December 14, 2009 when our stock closed above $46.00. All of these unvested options and performance shares will vest upon the completion of the proposed merger with ExxonMobil.

On November 17, 2009, Mr. Vennerberg was granted 47,000 performance shares that vest in 50% increments if our stock closes at or above $50.00 and $55.00, respectively, with the vesting of such performance shares based on reaching price performance targets suspended in the event of an announced change in control transaction, in which event the unvested shares will vest on the first anniversary of the change in control. As a result of our December 14, 2009 announcement of our merger agreement with ExxonMobil, the November 2009 performance shares (all of which were unvested at the time) will no longer vest based on our reaching the price performance targets (unless and until two trading days have passed after an announcement that our merger agreement with ExxonMobil has been terminated). Instead, upon the completion of the ExxonMobil merger, the performance shares will become time-vested restricted stock of ExxonMobil. Pursuant to the consulting agreement that Mr. Vennerberg entered into with XTO Energy and ExxonMobil, such shares of restricted stock will vest upon the earlier of the first anniversary of the completion of the ExxonMobil merger (subject to Mr. Vennerberg’s continued service as a consultant) and a qualifying termination of his service as a consultant.

Louis G. Baldwin

Mr. Baldwin is our executive vice president and chief financial officer. He is responsible for treasury, finance, accounting, tax and investor relations. Mr. Baldwin has been recognized by Institutional Investor as the best chief financial officer in the oil and gas exploration and production sector in 2006, 2007, 2008 and 2009. In making its compensation decisions for Mr. Baldwin, the committee considered the recommendations of Mr. Simpson.

The main components of Mr. Baldwin’s compensation for 2009 include the following:

Base Salary. Mr. Baldwin’s base salary was $500,000 in 2009 and was not increased for 2010.

Cash Bonuses. In June 2009, Mr. Baldwin received a final semi-annual discretionary cash bonus of $500,000 based on our final 2008 operating and financial results and results for the first quarter of 2009. In December 2009, he received a cash bonus of $2,000,000 under our new executive incentive compensation plan.

Mr. Baldwin’s $2,000,000 bonus under our new executive incentive compensation plan was $1,000,000 less than his maximum bonus award amount of $3,000,000. In exercising its negative discretion to pay Mr. Baldwin less than his $3,000,000 maximum bonus award amount, the compensation committee took into account principally the $2,000,000 maximum bonus negotiated for Mr. Baldwin in the merger agreement and the fact that Mr. Baldwin received a final semi-annual bonus of $500,000 in June 2009. In paying Mr. Baldwin the full maximum plan bonus negotiated under the merger agreement, the committee considered the company’s strong operating results for 2009, its successful integration of its recent acquisitions, the company’s strong balance sheet, Mr. Baldwin’s efforts in helping to facilitate negotiation of the merger agreement with ExxonMobil, and his willingness to revise his pre-existing change in control arrangements to meet ExxonMobil’s requests with respect to the amount and retentive features of those arrangements and agree to his consulting agreement with XTO Energy and ExxonMobil and his amended share grant agreement.

Mr. Baldwin’s total cash bonuses for 2009 increased $1,225,000, or 96%, over 2008. The principal reasons for this increase are the performance of the company and Mr. Baldwin’s contributions to it in 2009. The increase also reflects that, as part of our transition to annual bonuses under our new executive incentive compensation plan, he received a final semi-annual discretionary bonus in June 2009 as well as an annual bonus under the plan in December 2009.

Equity-Based Incentive Compensation. In May 2009, Mr. Baldwin was granted options to purchase 99,504 shares of our common stock at an exercise price of $41.99 per share. Of those options, one-half, or 49,752, vest only if our stock closes at or above $50.00. The remainder vest ratably over a three-year period following the applicable grant date. He was also granted 22,000 performance shares that would vest in 50% increments if our stock closes at or above $46.00 and $50.00, respectively. One-half of these performance shares vested December 14, 2009 when our stock closed above $46.00. All of these unvested options and performance shares will vest upon the completion of the proposed merger with ExxonMobil.

On November 17, 2009, Mr. Baldwin was granted 22,000 performance shares that vest in 50% increments if our stock closes at or above $50.00 and $55.00, respectively, with the vesting of such performance shares based on reaching price performance targets suspended in the event of an announced change in control transaction, in which event the unvested shares will vest on the first anniversary of the change in control. As a result of our December 14, 2009 announcement of our merger agreement with ExxonMobil, the November 2009 performance shares (all of which were unvested at the time) will no longer vest based on our reaching the price performance targets (unless and until two trading days have passed after an announcement that our merger agreement with ExxonMobil has been terminated). Instead, upon the completion of the ExxonMobil merger, the performance shares will become time-vested restricted stock of ExxonMobil. Pursuant to the consulting agreement that Mr. Baldwin entered into with XTO Energy and ExxonMobil, such shares of restricted stock will vest upon the earlier of the first anniversary of the completion of the ExxonMobil merger (subject to Mr. Baldwin’s continued service as a consultant) and a qualifying termination of his service as a consultant.

Timothy L. Petrus

Mr. Petrus is our executive vice president—acquisitions. He is responsible for our technical and economic evaluation of acquisitions. In making its compensation decisions for Mr. Petrus, the committee considered the recommendations of Mr. Simpson.

The main components of Mr. Petrus’ compensation for 2009 include the following:

Base Salary. Mr. Petrus’ base salary was $475,000 in 2009 and was not increased for 2010.

Cash Bonuses. In June 2009, Mr. Petrus received a final semi-annual discretionary cash bonus of $475,000 based on final 2008 operating and financial results and results for the first quarter of 2009. In December 2009, he received a cash bonus of $1,875,000 under our new executive incentive compensation plan.

Mr. Petrus’ $1,875,000 bonus under our new executive incentive compensation plan was $625,000 less than his maximum bonus award amount of $2,500,000. In exercising its negative discretion to pay Mr. Petrus less than his $2,500,000 maximum bonus award amount, the compensation committee took into account principally the $1,875,000 maximum bonus negotiated for Mr. Petrus in the merger agreement and the fact that Mr. Petrus received a final semi-annual bonus of $475,000 in June 2009. In paying Mr. Petrus the full maximum plan bonus negotiated under the merger agreement, the committee considered the company’s strong operating results for 2009, its successful integration of its recent acquisitions, Mr. Petrus’ efforts in helping to facilitate negotiation of the merger agreement with ExxonMobil, and his willingness to revise his pre-existing change in control arrangements to meet ExxonMobil’s requests with respect to the amount and retentive features of those arrangements and agree to his consulting agreement with XTO Energy and ExxonMobil and his amended share grant agreement.

Mr. Petrus’ total bonuses for 2009 increased $1,112,500, or 90%, over 2008. The principal reasons for this increase are the performance of the company and Mr. Petrus’ contributions to it in 2009. The increase also reflects that, as part of our transition to annual bonuses under our executive incentive compensation plan, he received a final semi-annual discretionary bonus in June 2009 as well as an annual bonus under the plan in December 2009.

Equity-Based Incentive Compensation. In May 2009, Mr. Petrus was granted options to purchase 86,252 shares of our common stock at an exercise price of $41.99 per share. Of those options, one-half, or 43,126, vest only if our stock closes at or above $50.00. The remainder vest ratably over a three-year period following the applicable grant date. He was also granted 21,000 performance shares that would vest in 50% increments if our stock closes at or above $46.00 and $50.00, respectively. One-half of these performance shares vested December 14, 2009 when our stock closed above $46.00. All of these unvested options and performance shares will vest upon the completion of the proposed merger with ExxonMobil.

On November 17, 2009, Mr. Petrus was granted 30,000 performance shares that vest in 50% increments if our stock closes at or above $50.00 and $55.00, respectively, with the vesting of such performance shares based on reaching price performance targets suspended in the event of an announced change in control transaction, in which event the unvested shares will vest on the first anniversary of the change in control. As a result of our December 14, 2009 announcement of our merger agreement with ExxonMobil, the 30,000 performance shares (all of which were unvested at the time) will no longer vest based on our reaching the price performance targets (unless and until two trading days have passed after an announcement that our merger agreement with ExxonMobil has been terminated), and upon the completion of the ExxonMobil merger the performance shares will become time-vested restricted stock of ExxonMobil. Pursuant to the consulting agreement that Mr. Petrus entered into with XTO Energy and ExxonMobil, such shares of restricted stock will vest upon the earlier of the first anniversary of the completion of the ExxonMobil merger (subject to Mr. Petrus’ continued service as a consultant) and a qualifying termination of his service as a consultant.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code generally limits the corporate income tax deduction for annual compensation paid to certain of our executive officers named in our summary compensation table to $1,000,000, unless the compensation satisfies the requirements for performance-based compensation. Stock options and performance shares granted under the company’s 2004 stock incentive plan have generally been entitled to the full tax deductions available because the compensation has qualified as performance-based and, therefore, not applied against the $1,000,000 limit. Base salary and discretionary cash bonuses have not been performance-based for purposes of Section 162(m) and, therefore, were not deductible by the company to the extent total salary and discretionary bonuses exceeded $1,000,000.

As described above, in 2009 our stockholders approved our new 2009 executive incentive compensation plan as a means for us to pay covered named executive officers participating in award opportunities under the plan cash bonuses that are intended to qualify as “performance-based compensation” within the meaning of Section 162(m). The first award opportunities under the new plan were for the 2009 performance period.

While the compensation committee monitors compensation paid to our named executive officers in light of the provisions of Section 162(m), the committee does not believe that compensation decisions should be determined solely by how much compensation is deductible for federal income tax purposes, and the committee is not limited to paying compensation under plans that are qualified under Section 162(m). During 2009, compensation paid to covered named executive officers exceeded the maximum deductible amount primarily in the case of base salary payments over $1,000,000 and the amount of the final semi-annual discretionary bonuses in June 2009 that were not paid under our new executive incentive compensation plan.

FASB ASC Topic 718 requires the recognition of expense for the fair value of stock-based payments. FASB ASC Topic 718 was effective for the company beginning January 1, 2006. Under FASB ASC Topic 718, the fair value of stock-based awards granted to employees eligible to retire must be fully expensed upon grant, rather than over their expected vesting period, if the employee’s awards will fully vest upon retirement. In November 2006, the compensation committee approved a form of stock option grant agreement that provides that the vesting of options will not be accelerated upon retirement unless the option has been held at least 18 months after the date of grant. When the company entered into new employment agreements with Messrs. Simpson, Hutton and Vennerberg in November 2008, the company agreed that, with respect to any options, performance shares and other stock awards granted on or after November 18, 2008, any unvested options that have not been held at least 18 months upon retirement and any performance shares and other stock awards granted under our stock incentive plans that have not vested at the time of retirement, will not have accelerated vesting or be cancelled, but will continue to be outstanding for the original term of the grant and may vest following retirement if vesting conditions are subsequently satisfied during the remaining term of the grant, subject to any restrictions on post-retirement vesting established by the committee at the time of grant. Under the provisions of FASB ASC Topic 718, we were required to fully expense the grants made to those executives in November 2008.

Response in Event of Restatement

We do not have a formal policy that would require us to seek to recover cash or equity compensation received by an executive officer if the company’s performance upon which the payments were based were adjusted or restated and the adjusted performance would have resulted in reduced compensation. However, in a given case, depending upon the circumstance, we would consider seeking such recovery. In addition, in all cases, we would consider any such event when making future compensation decisions for executive officers who continue to be employed by the company.

COMPENSATION COMMITTEE REPORT

The compensation committee has reviewed the Compensation Discussion and Analysis and discussed it with management. Based on its review and discussions with management, the compensation committee recommended to our board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.

Compensation Committee

William H. Adams III, Chairman

Scott G. Sherman

Herbert D. Simons

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

No current or former employee serves on the compensation committee. None of our executive officers serves as a member of a compensation committee or board of directors of any other entity which has an executive officer serving as a member of our board.

2009 SUMMARY COMPENSATION TABLE

The following table summarizes the total compensation awarded to, earned by or paid to our chief executive officer, chief financial officer and the three other most highly compensated executive officers for services rendered in all capacities during 2009, 2008 and 2007. Compensation paid to Messrs. Simpson, Hutton and Vennerberg is subject to employment agreements that they each have with the company setting forth minimum salary and other compensation requirements. See “Pre-Existing Employment, Severance and Change in Control Arrangements—Employment Agreements” below for a description of amounts which could be paid under these employment agreements.

Name and Principal Position(a)	Year	Salary ($)	Bonus ($)(b)	Stock Awards ($)(c)	Option Awards ($)(d)	Non-Equity Incentive Plan Compensation ($)(b)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(e)	Total ($)

Bob R. Simpson Chairman of the Board and Founder	2009	3,600,000	—	5,350,600	—	—	—	475,149	9,425,749
	2008	1,629,169	30,000,000	15,117,375	6,359,960	—	—	376,127	53,482,631
	2007	1,312,508	35,500,000	—	19,541,926	—	—	420,602	56,775,036

Keith A. Hutton Director and Chief Executive Officer	2009	1,400,000	3,125,000	6,207,630	4,267,763	8,000,000	—	295,662	23,296,055
	2008	941,674	5,250,000	7,833,625	7,670,250	—	—	203,048	21,898,597
	2007	762,506	5,400,000	—	14,448,481	—	—	121,332	20,732,319

Vaughn O. Vennerberg II Director and President	2009	900,000	1,875,000	3,740,495	2,742,029	4,750,000	—	157,599	14,165,123
	2008	716,669	3,375,000	4,700,175	4,550,850	—	—	140,167	13,482,861
	2007	608,338	3,700,000	—	15,186,289	—	—	164,844	19,659,471

Louis G. Baldwin Executive Vice President and Chief Financial Officer	2009	500,000	500,000	1,750,870	1,234,845	2,000,000	—	103,058	6,088,773
	2008	454,170	1,275,000	2,557,603	2,464,080	—	—	143,147	6,894,000
	2007	404,170	1,350,000	—	6,064,640	—	—	110,558	7,929,368

Timothy L. Petrus Executive Vice President—Acquisitions	2009	475,000	475,000	2,065,845	1,070,387	1,875,000	—	124,890	6,086,122
	2008	429,169	1,237,500	2,457,670	2,351,550	—	—	181,467	6,657,356
	2007	379,170	1,275,000	—	5,064,031	—	—	114,439	6,832,640

(a)	Mr. Simpson served as chairman of the board and chief executive officer until December 1, 2008 when he stepped down from his position as chief executive officer and assumed the title of chairman of the board and founder. Mr. Hutton served as president of the company until December 1, 2008 when he became chief executive officer. Mr. Vennerberg served as senior executive vice president and chief of staff until December 1, 2008 when he became president.

(b)	For 2009, the amounts in the bonus column reflect the final semi-annual discretionary cash bonuses paid in June 2009, and the amounts in the non-equity incentive plan compensation column reflect the cash bonuses for 2009 paid in December 2009 under our new 2009 executive incentive compensation plan. The first bonus award opportunities under the new plan were for 2009. Pursuant to his employment agreement, Mr. Simpson was not eligible for a cash bonus for 2009. All bonus amounts for 2008 and 2007 reflect the aggregate of the two semi-annual discretionary cash bonuses paid in June and December of the applicable year.

(c)	Amounts reported reflect the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 for stock awards granted to each of the named executive officers in 2009 and 2008. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, but include the impact of the probable outcome of performance conditions where applicable. We refer you to the discussion of the assumptions used in the fair value calculations contained in Note 13 of Notes to Consolidated Financial Statements in Item 8 of the Original Form 10-K. There were no stock awards to any of the named executive officers in 2007.

(d)	Amounts reported reflect the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 for stock options granted to each of the named executive officers in 2009, 2008 and 2007. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, but include the impact of the probable outcome of performance conditions where applicable. We refer you to the discussion of the assumptions used in the fair value calculations contained in Note 13 of Notes to Consolidated Financial Statements in Item 8 of the Original Form 10-K. The intrinsic value of the options depends solely on the extent that there is market price appreciation of our common stock.

(e)	All other compensation consists of the total of all tax reimbursements, insurance premiums, company contributions to our 401(k) plan, and perquisites and other benefits provided by or paid for by the company on behalf of the named executive officers. The following table summarizes the amounts in the all other compensation column for 2009 by category:

Name	Tax Reimbursements ($)(a)	Life Insurance Premiums ($)	Company Contributions to Our 401(k) Plan ($)	Perquisites and Other Benefits ($)(b)	Total ($)
Bob R. Simpson	48,678	47,617	16,500	362,354	475,149
Keith A. Hutton	9,858	27,413	16,500	241,891	295,662
Vaughn O. Vennerberg II	11,539	26,629	16,500	102,931	157,599
Louis G. Baldwin	1,855	5,158	16,500	79,545	103,058
Timothy L. Petrus	1,203	3,344	16,500	103,843	124,890

(a)	Represents reimbursement for taxes owed on premiums for life insurance provided by the company.

(b)	The following table breaks down the 2009 perquisites and other benefits provided by category:

Name	Personal Use of Company Aircraft ($)(a)	Car Allowance ($)	Vehicle Expenses ($)(b)	Tax Preparation ($)(c)	Club Dues ($)	Company Tickets ($)	Other ($)(d)	Total Perquisites and Other Benefits ($)
Bob R. Simpson	69,231	55,440	6,948	217,000	4,700	8,152	883	362,354
Keith A. Hutton	179,992	50,400	3,828	—	4,160	—	3,511	241,891
Vaughn O. Vennerberg II	29,320	50,400	9,598	1,950	9,051	2,450	162	102,931
Louis G. Baldwin	26,669	44,100	4,046	—	3,228	—	1,502	79,545
Timothy L. Petrus	47,371	44,100	4,428	475	4,395	3,074	—	103,843

(a)	The value of the personal use of company aircraft is based on our aggregate incremental direct operating costs, including cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing and ramp fees, trip-related hangar and parking costs and similar variable costs. Because our aircraft are used primarily for business travel, fixed costs that do not change based on usage, such as pilots’ salaries, the acquisition costs of the company-owned or -leased aircraft and the cost of maintenance not related to trips, are excluded.

(b)	Includes vehicle maintenance, registration, insurance and fuel expenses.

(c)	For Mr. Simpson, represents the attributed value of time spent by employees of the company to provide tax preparation services for Mr. Simpson, his direct family members and entities owned by him or his direct family members as provided in his employment agreement with the company.

(d)	Includes expenses associated with information technology services and security services and incidental expenses incurred by company employees and not reimbursed by the named executive officers in connection with the provision of those services.

Grants of Plan-Based Awards During 2009

We adopted our 2009 executive incentive compensation plan, which was approved by our stockholders in May 2009, as a means to pay our named executive officers (other than Mr. Simpson) cash bonuses that would qualify as performance-based compensation for purposes of Section 162(m) of the Code. The first award opportunities under our new executive incentive compensation plan were for the 2009 performance period.

Shown in the table below are the maximum possible bonus award amounts for each of Messrs. Hutton, Vennerberg, Baldwin and Petrus established by our compensation committee under our executive incentive compensation plan for the 2009 performance period. Under the merger agreement with ExxonMobil dated December 13, 2009, the maximum bonus amounts for those individuals were reduced and paid by us in December 2009. The actual bonuses paid in 2009 under the plan are set forth in the non-equity incentive plan column of the summary compensation table.

We adopted our 2004 stock incentive plan, which was originally approved by our stockholders in November 2004, to provide equity-based incentives for our executive officers, other key employees and non-employee directors and advisory directors. The 2004 plan was the only stock incentive plan under which we made equity awards during 2009.

Shown in the table below are option grants to acquire our common stock and stock awards made during 2009 to our named executive officers. When the stockholders approved amendments to our 2004 stock incentive plan in May 2006, and again in May 2008, we disclosed our intention to have the vesting of at least 25% of all equity awards granted to our named executive officers be contingent upon satisfying certain performance criteria, including reaching specified stock price performance targets. During 2009, approximately 26% of the grants to Mr. Simpson and over 65% of the grants to each of the other named executive officers had vesting provisions contingent upon reaching specified stock price performance targets. The options that vest only upon reaching specified stock price performance targets are included in the table below under estimated future payouts under equity incentive plan awards. All stock awards, other than the award to Mr. Simpson on January 2, 2009 included in the table below under all other stock awards, have vesting provisions that are contingent upon reaching specified stock price performance targets. The stock awards, called performance shares, are listed under estimated future payouts under equity incentive plan awards. Options that vest over a three-year period are included in the table under all other option awards. All options and stock awards granted under the 2004 stock incentive plan have maximum seven-year terms, and, other than the stock awards granted on November 17, 2009 to Messrs. Hutton, Vennerberg, Baldwin and Petrus, will vest upon completion of the proposed merger with ExxonMobil.

		Estimated Possible Payments Under Non-Equity Incentive Plan Awards				Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)(a)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock And Option Awards ($)(b)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)		Threshold (#)	Target (#)		Maximum (#)
Bob R. Simpson	01/02/09 01/02/09	— —	— —	— —		— —	40,000 —	(c)	— —	— 110,000	— —	— —	1,216,800 4,133,800
Keith A. Hutton	03/31/09 05/19/09 05/19/09 05/19/09 11/17/09	— — — — —	— — — — —	11,100,000 — — — —	(d)	— — — — —	— 171,948 — 78,000 78,000	(e) (c) (c)	— — — — —	— — — — —	— — 171,949 — —	— 41.99 41.99 — —	— 1,851,880 2,415,883 2,788,110 3,419,520
Vaughn O. Vennerberg II	03/31/09 05/19/09 05/19/09 05/19/09 11/17/09	— — — — —	— — — — —	6,600,000 — — — —	(d)	— — — — —	— 110,476 — 47,000 47,000	(e) (c) (c)	— — — — —	— — — — —	— — 110,477 — —	— 41.99 41.99 — —	— 1,189,827 1,552,202 1,680,015 2,060,480
Louis G. Baldwin	03/31/09 05/19/09 05/19/09 05/19/09 11/17/09	— — — — —	— — — — —	3,000,000 — — — —	(d)	— — — — —	— 49,752 — 22,000 22,000	(e) (c) (c)	— — — — —	— — — — —	— — 49,752 — —	— 41.99 41.99 — —	— 535,829 699,016 786,390 964,480
Timothy L. Petrus	03/31/09 05/19/09 05/19/09 05/19/09 11/17/09	— — — — —	— — — — —	2,500,000 — — — —	(d)	— — — — —	— 43,126 — 21,000 30,000	(e) (c) (c)	— — — — —	— — — — —	— — 43,126 — —	— 41.99 41.99 — —	— 464,467 605,920 750,645 1,315,200

(a)	These options granted on May 19, 2009 are time-vested options, vesting in one-third increments on May 19, 2010, May 19, 2011 and May 19, 2012. These options will vest upon the completion of the proposed merger with ExxonMobil.

(b)	The amounts reported reflect the grant date fair value determined in accordance with FASB ASC Topic 718 and represents the full grant date fair value for stock awards and options granted in 2009. Pursuant to Securities and Exchange Commission rules, the amounts shown exclude the impact of estimated forfeitures related to service-based vesting conditions, but include the impact of the probable outcome of performance conditions where applicable. We refer you to the discussion of the assumptions used in the calculations contained in Note 13 of Notes to Consolidated Financial Statements in Item 8 of the Original Form 10-K.

(c)	Represents stock awards that vest upon reaching specified stock price performance targets. The stock award granted to Mr. Simpson on January 2, 2009 would vest in 50% increments if our stock closes at or above $42.00 and $47.00, respectively. One-half of the stock award granted on January 2, 2009 vested on May 7, 2009 when our stock closed above $42.00 and one-half vested on December 14, 2009 when our stock closed above $47.00. The stock awards granted on May 19, 2009 would vest in 50% increments if our stock closes at or above $46.00 and $50.00, respectively. One-half of the stock awards granted on May 19, 2009 vested on December 14, 2009 when our stock closed above $46.00. To the extent that the second half of the May 19, 2009 stock awards are still unvested, they will vest upon completion of the proposed merger with ExxonMobil. The stock awards granted on November 17, 2009 vest in 50% increments if our stock closes at our above $50.00 and $55.00, respectively; however, due to the announcement of the merger agreement with ExxonMobil, by their terms the performance vesting of these stock awards has been suspended, and the stock awards will vest one year following the closing of the proposed merger or in 50% increments if our stock closes at our above $50.00 and $55.00, respectively, following the expiration of two trading days after any announcement that the merger agreement has been terminated. Upon completion of the proposed merger, these November 17, 2009 stock awards will become time-vested shares of restricted stock of ExxonMobil that will vest on the earlier of the first anniversary of the merger (subject to the applicable named executive officer’s continued service as a consultant), and a qualifying termination of the applicable named executive officer’s service as a consultant.

(d)	Represents the maximum possible bonus award amounts for each individual established by our compensation committee for the 2009 performance period under our 2009 executive incentive compensation plan. Under the merger agreement with ExxonMobil, the maximum bonus award amounts for Messrs. Hutton, Vennerberg, Baldwin and Petrus under the plan for 2009 were reduced to $8,000,000, $4,750,000, $2,000,000 and $1,875,000, respectively.

(e)	These options granted on May 19, 2009 would vest if our stock closes at or above $50.00. To the extent that these options are still unvested, they will vest upon completion of the proposed merger with ExxonMobil.

Outstanding Equity Awards at December 31, 2009

The following table sets forth the number of options and stock awards outstanding at December 31, 2009 for each named executive officer. The market value of unearned shares reported in the table is based on a market price of $46.53, which was the closing price of our stock on December 31, 2009. Other than the stock awards granted to Messrs. Hutton, Vennerberg, Baldwin and Petrus on November 17, 2009, all then-unvested options and stock awards held by our named executive officers will vest upon completion of the proposed merger with ExxonMobil.

		Option Awards							Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(a)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(b)
Name	Grant Date	Exercisable	Unexercisable
Bob R. Simpson	05/16/06 11/21/06 11/13/07 05/20/08 11/18/08	1,812,499 700,181 1,063,540 35,178 133,333	— — 212,709 70,358 66,667	(c) (d) (g)	— — — 105,535 —	(e)	32.8680 38.2800 50.3040 69.3000 33.6200	05/16/2013 11/21/2013 11/13/2014 05/20/2015 11/18/2015	— — — — —	— — — — —	— — — 175,000 —	(f)	— — — 8,142,750 —

Keith A. Hutton	05/16/06 11/21/06 11/13/07 05/20/08 11/18/08 05/19/09 11/17/09	16,249 281,249 786,337 37,500 200,000 — —	— — 157,268 75,000 100,000 171,949 —	(c) (d) (g) (h)	— — — 112,500 — 171,948 —	(e) (i)	32.8680 38.2800 50.3040 69.3000 33.6200 41.9900 —	05/16/2013 11/21/2013 11/13/2014 05/20/2015 11/18/2015 05/19/16 11/17/16	— — — — — — —	— — — — — — —	— — — 75,000 — 39,000 78,000	(f) (j) (k)	— — — 3,489,750 — 1,814,670 3,629,340

Vaughn O. Vennerberg II	05/16/06 11/21/06 11/13/07	75,000 227,257 826,491	— — 165,299	(c)	— — —		32.8680 38.2800 50.3040	05/16/2013 11/21/2013 11/13/2014	— — —	— — —	— — —		— — —

		Option Awards							Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(a)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(b)
Name	Grant Date	Exercisable	Unexercisable
	05/20/08	22,500	45,000	(d)	67,500	(e)	69.3000	05/20/2015	—	—	45,000	(f)	2,093,850
	11/18/08	116,666	58,334	(g)			33.6200	11/18/2015	—	—
	5/19/09	—	110,477	(h)	110,476	(i)	41.9900	05/19/16	—	—	23,500	(j)	1,093,455
	11/17/09	—	—		—		—	11/17/16	—	—	47,000	(k)	2,186,910

Louis G. Baldwin	05/16/06	13,750	—		—		32.8680	05/16/2013	—	—	—		—
	08/14/06	56,249	—		—		36.5720	08/14/2013	—	—	—		—
	11/21/06	91,426	—		—		38.2800	11/21/2013	—	—	—		—
	11/13/07	330,059	66,012	(c)	—		50.3040	11/13/2014	—	—	—		—
	05/20/08	13,000	26,000	(d)	39,000	(e)	69.3000	05/20/2015	—	—	26,000	(f)	1,209,780
	11/18/08	56,666	28,334	(g)	—		33.6200	11/18/2015	—	—	—		—
	05/19/09	—	49,752	(h)	49,752	(i)	41.9900	05/19/16	—	—	11,000	(j)	511,830
	11/17/09	—	—		—		—	11/17/16	—	—	22,000	(k)	1,023,660

Timothy L. Petrus	12/12/05	65,015	—		—		34.9923	12/12/2012	—	—	—		—
	05/16/06	7,500	—		—		32.8680	05/16/2013	—	—	—		—
	08/14/06	50,000	—		—		36.5720	08/14/2013	—	—	—		—
	11/21/06	85,510	—		—		38.2800	11/21/2013	—	—	—		—
	11/13/07	275,602	55,121	(c)	—		50.3040	11/13/2014	—	—	—		—
	05/20/08	12,500	25,000	(d)	37,500	(e)	69.3000	05/20/2015	—	—	25,000	(f)	1,163,250
	11/18/08	53,333	26,667	(g)	—		33.6200	11/18/2015	—	—	—		—
	05/19/09	—	43,126	(h)	43,126	(i)	41.9900	05/19/16	—	—	10,500	(j)	488,565
	11/17/09	—	—		—		—	11/17/16	—	—	30,000	(k)	1,395,900

(a)	Options listed in this column vest based upon reaching specified stock price performance targets. Any options that vest during, and remain unexercised at the end of, a given year will be listed under option awards as exercisable options in the following year’s reports.

(b)	Calculations assume a stock value of $46.53 per share, which was the closing price of our stock on December 31, 2009.

(c)	These options vest on November 13, 2010.

(d)	These options vest in 50% increments on May 20, 2010 and May 20, 2011.

(e)	These options vest if our stock closes at or above $90.00.

(f)	These stock awards vest in 50% increments if our stock closes at or above $77.00 and $85.00, respectively.

(g)	These options vest in 50% increments on November 18, 2010 and November 18, 2011, or 100% if our stock closes at or above $50.00.

(h)	These options vest in 33.33% increments on May 19, 2010, May 19, 2011 and May 19, 2012.

(i)	These options vest if our stock closes at or above $50.00.

(j)	These stock awards vest if our stock closes at or above $50.00.

(k)	These stock awards vest in 50% increments if our stock closes at our above $50.00 and $55.00, respectively; however, due to the announcement of the merger agreement with ExxonMobil, by their terms the performance vesting of these stock awards has been suspended, and these stock awards will vest one year following the closing of the proposed merger or in 50% increments if our stock closes at our above $50.00 and $55.00, respectively, following the expiration of two trading days after any announcement that the merger agreement has been terminated. Upon completion of the proposed merger with ExxonMobil, these November 17, 2009 stock awards will become time-vested shares of restricted stock of ExxonMobil that will vest on the earlier of the first anniversary of the merger (subject to the applicable named executive officer’s continued service as a consultant), and a qualifying termination of the applicable named executive officer’s service as a consultant.

Option Exercises and Stock Vested in 2009

The following table sets forth the number of shares of our common stock acquired upon the exercise of options by the named executive officers and stock awards held by the named executive officers that vested during 2009:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)(a)	Value Realized on Exercise ($)(b)	Number of Shares Acquired on Vesting (#)(a)	Value Realized on Vesting ($)(c)
Bob R. Simpson	—	—	237,500	9,633,950
Keith A. Hutton	890,000	12,577,479	101,500	4,507,790
Vaughn O. Vennerberg II	675,000	9,539,100	61,000	2,709,460
Louis G. Baldwin	230,000	3,250,360	29,750	1,318,835
Timothy L. Petrus	180,000	2,543,760	28,500	1,263,210

(a)	The number of shares acquired represents the gross number of options exercised or shares that vested without reduction for the number of shares withheld to pay withholding taxes.

(b)	The value realized on exercise was the gross number of shares acquired upon exercise times the difference between the closing price of our common stock on the exercise date and the exercise price of the options.

(c)	The value realized on vesting was the gross number of shares that vested times the closing price of our stock on the vesting date.

Pension Benefits

We do not maintain a defined benefit pension plan or a supplemental retirement plan.

Non-Qualified Deferred Compensation

We do not maintain a non-qualified deferred compensation plan.

Pre-Existing Employment, Severance and Change in Control Arrangements

The following description of potential payments under our pre-existing employment, severance and change in control arrangements does not reflect the payments and other benefits to our named executive officers if the proposed merger with ExxonMobil is completed. Our named executive officers have entered into consulting agreements with XTO Energy and ExxonMobil and amended share grant agreements that will be effective if the merger is completed that will govern all of their payments and benefits and will supersede and replace the provision of the employment agreements and the management severance plan described below upon completion of the proposed merger. The payments and benefits that the named executive officers will receive if the ExxonMobil merger is completed are described above under “Compensation Actions in Late 2009.”

Employment Agreements. We have had employment agreements with Mr. Simpson since March 1995 and with Messrs. Hutton and Vennerberg since May 2006. In November 2008, the compensation committee approved new employment agreements with Messrs. Simpson, Hutton and Vennerberg, effective December 1, 2008, which automatically continue year to year unless terminated by either party on 30 days’ advance notice. The new agreements were approved in connection with Mr. Simpson’s stepping down as our chief executive officer and assuming the new title of chairman of the board and founder and the promotions of Mr. Hutton to chief executive officer and Mr. Vennerberg to president. Messrs. Simpson, Hutton and Vennerberg are not eligible to participate in the management severance plan, and the severance payments that they would receive are set forth in their employment agreements and change in control performance share grant agreements described below.

As described above, Mr. Simpson’s employment agreement was amended on September 16, 2009 to provide that, upon any change in control, he would receive a cash payment equal to three times the value of his annual stock awards most recently granted to him under his employment agreement, including both his 110,000 share grant that has no vesting criteria and his 40,000 share grant that is performance-based, with the value per share to be determined on the date the change in control occurs. On December 13, 2009, his agreement was further amended to reduce the time period for payment of any severance benefits to which he would become entitled under the employment agreements from 45 days to 5 days and to specify that any determination as to whether any payment to an individual would be subject to a Section 280G excise tax would be made by the accounting firm acting as the company’s independent auditor immediately prior to a change in control.

Under his employment agreement, Mr. Simpson is to serve as chairman of the board and founder. He is to receive an annual base salary of $3,600,000, and a minimum monthly automobile allowance of $4,620. The compensation committee does not have authority to adjust his annual base salary except by amendment of the employment agreement. The agreement also provides that Mr. Simpson is no longer entitled to receive any cash bonuses, including under our new 2009 executive incentive compensation plan. Additionally, the first business day of each year, Mr. Simpson is entitled to receive grants of 110,000 shares of common stock with no vesting criteria and 40,000 performance shares that will vest upon reaching performance targets established by the compensation committee at the time of grant. He is not eligible to receive any additional regular grants under our 2004 stock incentive plan. The company is also required to provide tax preparation services for Mr. Simpson, his direct family members and entities owned by him or his direct family members.

The employment agreements with Messrs. Hutton and Vennerberg provide for minimum base salaries of $1,400,000 and $900,000, respectively and minimum monthly automobile allowances of $4,200. The compensation committee has authority to pay base salaries in excess of the minimum amounts provided for in the agreements, Additionally, Messrs. Hutton and Vennerberg are entitled to participate in any cash or equity incentive compensation programs established by the company for its executive officers. Effective December 13, 2009, the employment agreements of Messrs. Hutton and Vennerberg were amended to eliminate the requirement to pay minimum cash bonus amounts equal to their annual base salaries, to remove the annual cap on total cash compensation they could receive each year paid in the form of salary and bonuses and to specify that any determination as to whether any payment to an individual would be subject to a Section 280G excise tax will be made by the accounting firm acting as the company’s independent auditor immediately prior to a change in control. Prior to the amendment, the annual caps on total cash compensation for Messrs. Hutton and Vennerberg were $12,500,000 and $7,500,000, respectively. In March 2010, the agreements were further amended, effective December 13, 2009, to reflect the transition from semi-annual to annual cash bonuses under our new executive incentive compensation plan and to clarify that change in control payments would be calculated by reference to three times the individual’s annual bonus rather than six times the higher of the individual’s last two semi-annual bonuses.

Each of these executive officers receives a minimum of $3,000,000 of life insurance, participates in our group medical and disability insurance plans and is reimbursed for fuel, maintenance, registration and insurance costs for an automobile.

The employment agreement with each of these executive officers is subject to early termination upon the death or disability of the executive, by us for cause or by the executive for good reason (both defined below). If the agreement were terminated because of death or disability, or by the executive for good reason, he would be entitled to receive the full severance benefits described below. If the agreement were terminated for cause, or by the executive without good reason, we would not be required to make any severance payments. Each agreement also addresses the compensation that the individual would receive upon retirement, provides us with the right to obtain a release upon any payment under the agreements and requires arbitration of any disputes under the agreements.

If the executive dies, becomes disabled, terminates employment for good reason or is terminated without cause, or a change in control (as defined below) occurs, the executive (or his heirs or estate, in the event of death) would be entitled to a lump-sum cash payment of three times his most recent annual compensation. For this purpose, annual compensation includes salary and cash bonuses, but excludes the monthly automobile allowance and generally excludes the award of future grants under our stock incentive plans. In the case of Mr. Simpson, annual compensation includes his most recent annual stock awards in the event of a change in control. The executive would also receive ownership of any vehicles, club memberships and life insurance policies then being provided in the event of any such termination or change in control. In addition, except as provided in any grant agreement, all options, performance shares and other equity-based awards granted under our stock incentive plans would become fully vested upon any such termination or change in control, and all performance conditions relating to such equity-based awards would be waived and the exercise period for unexercised options would continue for the full original term of the award.

If the executive terminates employment for good reason or is terminated without cause, or a change in control occurs, the executive would also receive 18 months of medical, vision and dental benefits. There would be a one-time lump-sum cash payment made to the executive to reimburse him for any additional income tax payable that is attributable to the provision of health care benefits for 18 months. This is the same benefit that would be provided to all salaried employees.

Cash payments under the employment agreements with Messrs. Hutton and Vennerberg would be made on or before 10 days after the date of termination, or 45 (5 in the case of Mr. Simpson) days after a change in control. We could delay payment for up to six months if necessary to avoid additional tax under Section 409A of the Internal Revenue Code.

The employment agreements with Messrs. Hutton and Vennerberg further provide that, if the executives were subject to the 20% excise tax on excess parachute payments, we would pay them an additional amount to “gross-up” the payment so that they would receive the full amount due under the terms of their agreement after payment of the excise tax. Section 280G of the Internal Revenue Code defines an excess parachute payment as any severance payment contingent upon a change in control where the aggregate present value exceeds three times the employee’s average annual compensation over the past five years. Mr. Simpson’s agreement provides that the total aggregate payments to him under his employment agreement and his change in control performance share grant agreement described below, which are contingent on a change in control, would be reduced to the maximum amount that we could pay him without triggering the excise tax under Section 280G.

Under the employment agreements, if the executive were to retire, we would be required to enter into an 18-month consulting agreement with him. The executive would receive a minimum monthly payment based on his salary at the time of retirement, plus $10,000 per month for expenses. As discussed above, the executive would also become fully vested in all options granted under our stock incentive plans that have been held at least 18 months prior to retirement and the exercise period would be extended to the full term of the award, subject to any restrictions on accelerated vesting established by the compensation committee at the time of grant. Unvested options granted prior to November 18, 2008 that had not been held at least 18 months upon retirement and any unvested performance shares granted prior to November 18, 2008 would be forfeited upon retirement. Any unvested options granted on or after November 18, 2008 that had not been held at least 18 months upon retirement, and any performance shares and other stock awards granted on or after November 18, 2008 that had not vested at the time of retirement, would continue to be outstanding for the original term of the grant and could vest following retirement if vesting conditions were subsequently satisfied during the remaining term of the grant, subject to any restrictions on post-retirement vesting established by the compensation committee at the time of grant.

An executive could terminate his employment under the employment agreements for “good reason,” which means any one of the following:

•	a material reduction in authority, duties or responsibilities, including reporting responsibilities

•	a material reduction in base salary

•	relocation to an office over 25 miles from his office just prior to the proposed relocation

•	breach of the agreement by us

A “change in control” of the company under the employment agreements would be deemed to have occurred only if any person, or group of persons, were to acquire: (i) ownership of more than 50% of the total fair market value or total voting power of our stock, (ii) ownership of 35% or more of the total voting power of our stock over a period of 12 months (ending on the date of the most recent acquisition), or (iii) our assets that have a total gross fair market value equal to more than 40% of the total gross fair market value of all of our assets at the time over a period of 12 months (ending on the date of the most recent acquisition). A “change in control” would also be deemed to have taken place if certain specified majority changes in the composition of the board occur.

As described above, although the completion of the proposed merger with ExxonMobil would constitute a change in control under the employment agreements of Messrs. Simpson, Hutton and Vennerberg, each of those executives has entered into a consulting agreement with XTO Energy and ExxonMobil, effective upon the completion of the proposed merger, that will govern his payments and benefits in connection with the merger and will replace and supersede the provisions of his employment agreement. The consulting agreements are described above under “Compensation Actions in Late 2009.”

Severance Plans. We have adopted change in control severance protection plans that cover all employees. The management change in control severance protection plan covers executive officers (other than those executive officers that have an employment agreement with the company), other officers and key employees. Messrs. Baldwin and Petrus are covered by the management severance plan.

Under the terms of the management severance plan, covered executive officers would be entitled to receive severance payments if they are employed by us after 45 days following a change in control or if they are earlier terminated other than for cause. The severance plan would not apply to any such executive officer who was terminated for cause or by an executive officer’s own decision for other than good reason prior to the end of the 45-day period. The terms “good reason” and “change in control” under the management severance plan have the same meanings as under the employment agreements described above.

If entitled to severance payments under the terms of the management severance plan, Messrs. Baldwin and Petrus would receive two and one-half times their annual salary, bonus and car allowance. They would also receive 18 months of medical, vision and dental benefits. The salary to be used to calculate their severance payment would be the highest of their salary on the date of the change in control, the payment date or the date of a separation from service as defined in Section 409A of the Internal Revenue Code. Any special bonus that they received would be treated as a bonus in the calculation of any severance that would be paid under the management severance plan. In addition, all of their options, performance shares and other awards granted under our stock incentive plans would become fully vested upon any such change in control, and all performance conditions related to equity-based awards would be waived, and the exercise period for unexercised options would continue for the full original term of the award. The management severance plan also provides that, if the executives were subject to the 20% excise tax on excess parachute payments under Section 280G, we would pay them an additional amount to “gross-up” the payment so that they would receive the full amount due under the terms of the management severance plan after payment of the excise tax.

As described above, in March 2010 the plan was amended, effective December 13, 2009, to reflect the transition from semi-annul to annual cash bonuses under our new executive incentive compensation plan for Messrs. Baldwin and Petrus, the participating named executive officers covered by the management severance plan, and to clarify that change in control payments for such individuals would be calculated by reference to two and one-half times the individual’s annual bonus rather than five times the higher of the individual’s last two semi-annual bonuses.

Other Agreements. In September 2004, we entered into change in control performance share grant agreements with Messrs. Simpson, Hutton, Vennerberg and Baldwin, providing that, if they were employed by us on the date of a change in control, they would each receive a lump-sum cash payment equal to the value of 833,333, 687,500, 583,333 and 166,667 shares of our stock, respectively, as adjusted for the March 15, 2005 four-for-three stock split and the December 13, 2007 five-for-four stock split. In November 2006, the compensation committee approved a similar agreement with Mr. Petrus, providing for a lump-sum cash payment to him on the date of a change in control equal to the value of 156,250 shares, as adjusted for the December 13, 2007 five-for-four stock split. The term “change in control” in the agreements has the same meaning as under the employment agreements described above.

All amounts to be paid under the share grant agreements would be adjusted for any future stock splits or other extraordinary transactions. Except in the case of Mr. Simpson, if an executive officer were subject to the Section 280G 20% excise tax on excess parachute payments, we would pay the executive officer an additional amount to “gross-up” the payment so that the executive officer would receive the full amount due under the terms of the agreement after payment of the excise tax. The amount to be paid Mr. Simpson would be reduced so that the aggregate amount that we would pay him upon a change in control under this agreement and his employment agreement would not trigger an excise tax under Section 280G.

As described above, the share grant agreements were amended on December 13, 2009 to provide that, immediately prior to completion of the merger with ExxonMobil, the lump-sum cash payments the named executive officers would have received will instead be made in the form of fully vested shares of our common stock, subject to the 280G 90% limit in the executive’s consulting agreement with XTO Energy and ExxonMobil. These amendments are specific to the proposed merger with ExxonMobil and do not address other possible change in control transactions in the future should the merger agreement with ExxonMobil be terminated for any reason.

The following tables set forth the estimated potential payments each of our named executive officers would have received under his pre-existing arrangements if there had been a hypothetical change in control, if he had been terminated for any reason, including retirement, termination without cause or resignation for good reason, termination for cause or resignation without good reason, or if he had died or become disabled, on December 31, 2009. The table does not include amounts that may be accrued but unpaid for salary or vacation pay at the time of the triggering event or life insurance proceeds that are provided on the same basis to all employees. All calculations assume a stock value of $46.53 per share, which was the closing price of our common stock on December 31, 2009, and are based on the base salary and car allowance in effect as of that date. The footnotes that follow the tables apply to all of the tables in this section. These tables do not reflect the effects of each individual’s consulting agreement with XTO Energy and ExxonMobil and amended share grant agreement that are specific to the proposed merger with ExxonMobil.

Bob R. Simpson

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)		Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)

Payments:
Base Salary	10,800,000	—		10,800,000	—	10,800,000
Bonus/Annual Stock Grant (a)	20,938,500	—		—	—	—
Stock Options—Vesting Accelerated (b)	860,671	—		860,671	—	860,671
Performance Shares—Vesting Accelerated (c)	10,003,950	—		10,003,950	—	10,003,950
Cash Value—Change in Control Performance Shares	38,774,984	—		—	—	—
Consulting Fee (d)	—	5,400,000		—	—	—
Consulting Expenses (e)	—	180,000		—	—	—
Perquisites and Other Benefits:
Health Care	35,782	—	(f)	35,782	—	—
Health Care Tax Reimbursement	12,524	—		12,524	—	—
Life Insurance Proceeds	—	—		—	—	3,000,000
Reduction to Avoid 280G Tax Gross-Up (g)	—	—		—	—	—

Total	81,426,411	5,580,000		21,712,927	—	24,664,621

Keith A. Hutton

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)	Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)

Payments:
Base Salary	4,200,000	—	4,200,000	—	4,200,000
Bonus (a)	24,000,000	—	24,000,000	—	24,000,000
Stock Options—Vesting Accelerated (b)	2,852,292	—	2,852,292	—	2,852,292
Performance Shares—Vesting Accelerated (c)	8,933,760	—	8,933,760	—	8,933,760
Cash Value—Change in Control Performance Shares	31,989,375	—	—	—	—
Consulting Fee (d)	—	2,100,000	—	—	—
Consulting Expenses (e)	—	180,000	—	—	—

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)		Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)
Perquisites and Other Benefits:
Health Care	35,782	—	(f)	35,782	—	—
Health Care Tax Reimbursement	12,524	—		12,524	—	—
Life Insurance Proceeds	—	—		—	—	3,000,000
280G Tax Gross-Up Payment (h)	—	—		—	—	—

Total	72,023,733	2,280,000		40,034,358	—	42,986,052

Vaughn O. Vennerberg II

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)		Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)
Payments:
Base Salary	2,700,000	—		2,700,000	—	2,700,000
Bonus (a)	14,250,000	—		14,250,000	—	14,250,000
Stock Options—Vesting Accelerated (b)	1,756,219	—		1,756,219	—	1,756,219
Performance Shares—Vesting Accelerated (c)	5,374,215	—		5,374,215	—	5,374,215
Cash Value—Change in Control Performance Shares	27,142,484	—		—	—	—
Consulting Fee (d)	—	1,350,000		—	—	—
Consulting Expenses (e)	—	180,000		—	—	—
Perquisites and Other Benefits:
Health Care	21,957	—	(f)	21,957	—	—
Health Care Tax Reimbursement	7,685	—		7,685	—	—
Life Insurance Proceeds	—	—		—	—	3,000,000
280G Tax Gross-Up Payment (h)	—	—		—	—	—

Total	51,252,560	1,530,000		24,110,076	—	27,080,434

Louis G. Baldwin

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)	Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)
Payments:
Base Salary	1,250,000	—	—	—	—
Bonus (a)	5,000,000	—	—	—	—
Stock Options—Vesting Accelerated (b)	817,540	—	—	—	817,540
Performance Shares—Vesting Accelerated (c)	2,745,270	—	—	—	2,745,270
Cash Value—Change in Control Performance Shares	7,755,016	—	—	—	—
Car Allowance	110,250	—	—	—	—
Consulting Fee	—	—	—	—	—
Consulting Expenses	—	—	—	—	—

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)		Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)
Perquisites and Other Benefits:
Health Care	25,958	—	(f)	—	—	—
Health Care Tax Reimbursement	9,085	—		—	—	—
Life Insurance Proceeds	—	—		—	—	1,000,000
280G Tax Gross-Up Payment (h)	—	—		—	—	—

Total	17,713,119	—		—	—	4,562,810

Timothy L. Petrus

Estimated Potential Payments and Benefits	Change in Control ($)	Retirement ($)		Termination Without Cause/Quit For Good Reason ($)	Termination For Cause/Quit Without Good Reason ($)	Death or Disability ($)
Payments:
Base Salary	1,187,500	—		—	—	—
Bonus (a)	4,687,500	—		—	—	—
Stock Options—Vesting Accelerated (b)	735,855	—		—	—	735,855
Performance Shares—Vesting Accelerated (c)	3,047,715	—		—	—	3,047,715
Cash Value—Change in Control Performance Shares	7,270,313	—		—	—	—
Car Allowance	110,250	—		—	—	—
Consulting Fee	—	—		—	—	—
Consulting Expenses	—	—		—	—	—
Perquisites and Other Benefits:
Health Care	25,958	—	(f)	—	—	—
Health Care Tax Reimbursement	9,085	—		—	—	—
Life Insurance Proceeds	—	—		—	—	1,000,000
280G Tax Gross-Up Payment (h)	5,693,079	—		—	—	—

Total	22,767,255	—		—	—	4,783,570

(a)	For Mr. Simpson, the amount represents the value of his annual stock grant of 150,000 shares multiplied by three. Under Mr. Simpson’s employment agreement, he no longer receives cash bonuses. Bonus amounts for all other executives are calculated based on the cash bonuses received under the 2009 executive incentive compensation plan in December 2009. That amount is then multiplied by three for Messrs. Hutton and Vennerberg and by two and one-half for Messrs. Baldwin and Petrus.

(b)	Amounts represent the spread between the exercise price and the closing price of our common stock on December 31, 2009 of options, including performance-based options that would vest on an accelerated basis if a change in control or other triggering event occurred on that day. This amount does not include any value for options that were vested as of December 31, 2009. Options granted after October 2006 to Messrs. Simpson, Hutton and Vennerberg would not vest on an accelerated basis upon retirement unless the option has been held at least 18 months. Options granted on or after November 2008 would continue to vest following retirement if the applicable performance conditions were satisfied. The value of options that would vest upon retirement of Messrs. Simpson, Hutton and Vennerberg reflects the value of unvested options held for at least 18 months on December 31, 2009. At December 31, 2009, the options that would vest upon retirement had no intrinsic value.

(c)	Amounts represent the value of performance shares on December 31, 2009. Under our employment agreements with Messrs. Simpson, Hutton and Vennerberg, performance shares would not vest on an accelerated basis upon retirement, but performance shares granted on or after November 2008 would continue to vest following retirement if the applicable performance conditions were satisfied.

(d)	The executive would enter into an 18-month consulting agreement with us and receive a minimum monthly payment based on his salary at the time of retirement.

(e)	The executive would receive $10,000 per month for expenses during the term of the consulting agreement.

(f)	The executive is eligible for retiree health care on the same basis as all company employees. Each of our executive officers is eligible to retire with these benefits.

(g)	Represents the reduction, if any, in the amount that Mr. Simpson would receive in order to avoid the imposition of the 20% excise tax under Section 280G of the Internal Revenue Code.

(h)	The executive would be entitled to a Section 280G gross-up to cover any excise tax the executive would be required to pay. For purposes of calculating whether any gross-up would be paid on December 31, 2009, we assumed an individual effective tax rate of 55%, consisting of a 35% income tax rate and 20% excise tax rate, and used taxable wages for each individual for the years 2005 through 2009. Facts and circumstances at the time of a change in control transaction, as well as changes in the executive’s compensation history preceding a transaction, could materially impact whether and the extent to which the excise tax would be imposed and the amount of any potential gross-up payment that would be made. The gross-up amount included in the table, if any, is the maximum amount that would be payable at December 31, 2009 based on the assumptions described above. A zero gross-up payment in the table indicates that, under those assumptions, no tax gross-up payment would in fact have been payable to the executive on December 31, 2009.

DIRECTOR COMPENSATION

Directors and advisory directors who are also our employees receive no additional compensation for service on our board of directors. At the present time, we have three advisory directors, each of whom is an employee of the company, and none of whom receive any additional compensation or benefits for service as an advisory director.

We use a combination of cash and equity-based compensation to attract and retain qualified non-employee directors to serve on our board. In setting non-employee director compensation, we consider the significant time commitment necessary for directors to fulfill their duties to the company and the extensive involvement of our directors in chairing or serving on committees of the board. We have a smaller board, with six non-employee directors, and they must each commit a substantial amount of time to chairing or serving on multiple committees and attending committee meetings and executive sessions. As with our compensation of executive officers, we believe that it is necessary and appropriate to pay directors cash and equity compensation that is higher than market comparables based upon achievement of above-market operational and financial results, and that director compensation should not necessarily be determined in relation to the size of the company or based on survey data, but rather should be consistent with successful performance by the company, including performance that will lead to long-term value creation for our stockholders. Finally, we encourage director ownership of a material amount of our stock through our stock ownership guidelines, which further aligns directors’ interests with the long-term interests of our stockholders.

Our corporate governance and nominating committee is responsible for approving and recommending to the board the cash and equity-based compensation for non-employee directors. The committee did not retain a consultant in 2009 to advise it on director compensation.

Since November 2008, non-employee directors receive fees for attending meetings of committees on which they serve, and the chairs of the committees receive additional retainers. The equity-based compensation component of non-employee director compensation was revised to provide that directors will not receive stock options after November 2008, and future stock awards will have a cap on both the number and value of shares that will be granted.

We do not have a pension plan or deferred compensation plan for our non-employee directors.

The specific components of our amended director compensation plan approved by the board in November 2008, including cash, equity-based compensation and perquisites and other benefits, are described below. We also describe below how these arrangements will be treated in the case of the proposed merger with ExxonMobil.

Annual Retainer. Each non-employee director receives an annual retainer of $180,000. The annual retainer is paid in four equal quarterly installments. During 2009, non-employee directors were provided with or reimbursed for travel in conjunction with their attendance at meetings of the board and committees, stockholder meetings and other designated company events.

Committee Retainers and Meeting Fees. The chair of the audit committee receives an annual retainer of $60,000, and the chairs of the compensation committee and the corporate governance and nominating committee each receive an annual retainer of $40,000. These retainers are paid in four equal quarterly installments. The chairman of the board and of the executive committee does not receive a retainer. Members of each committee, other than the chair, receive $2,500 for each meeting of the committee attended in person or by telephone, subject to an annual cap of $20,000 on meeting fees paid to members of the audit committee who are expected to participate in more meetings than members of other committees.

Equity-Based Compensation. Under our 2004 stock incentive plan, non-employee directors may receive grants of our stock, options to purchase stock or other forms of equity-based awards under the plan, covering up to an aggregate of 25,000 shares of stock annually. Grants to directors under the plan are discretionary and must be approved by our corporate governance and nominating committee and the board.

Under the amended director compensation plan approved by the board in November 2008, non-employee directors no longer receive stock options. They receive only an annual grant of up to 6,000 shares that vest immediately, subject to a cap in the value of shares that can be granted of $300,000 at the time of grant. The value for purposes of the cap is calculated based on the average of the daily closing price of our stock over the 30-day period prior to the grant. These shares are subject to a two-year restriction on transfer or sale. This restriction is lifted upon the death or disability of a director, or upon a change in control. In February 2009, the directors were granted 4,166 shares that vested immediately, subject to the restriction on transfer or sale, under the new program.

Our schedule for granting equity awards to non-employee directors differs from our executive officer schedule. Executive officer grants are generally made in May and/or November each year, and director grants are generally made in February each year. Under our amended director compensation program, we have retained the practice of granting stock awards at the first meeting of our board of directors each year.

Our corporate governance guidelines provide that each non-employee director is expected to own shares of our stock equal in value to three times the annual cash retainer for directors. Based on the closing price of our stock on December 31, 2009, our directors are expected to own approximately 11,605 shares of stock. Directors have three years after first being elected to achieve this level of ownership. Each of our directors owns shares in excess of our minimum ownership guidelines.

Perquisites and Other Benefits. Non-employee directors and their families are allowed personal use of company aircraft for up to 14 hours per year. Directors can carry unused hours forward to the following year or can borrow in any year up to two years’ worth of future allotted hours beyond the current year. Non-employee directors have personal use of company office space and company tickets to sports and entertainment events, as well as access to company housing, subject to availability. Additionally, we pay the expenses for spouses or guests of our non-employee directors to attend our management conferences and other designated company events that our directors are expected to attend.

Since November 2007, the company has had a matching charitable contribution program for executive officers and non-employee directors as an extension of the company’s program to support higher education. Under the program, we will match, on a 3-for-1 basis, up to $250,000 in aggregate contributions made by a non-employee director to a designated university or college prior to the end of December 31, 2010, or any pledge made prior to that date that does not extend more than three years from the date of the pledge.

Health Plans. Non-employee directors are eligible to participate in our medical plan. Dependents of eligible non-employee directors may also participate in the plan at premiums that we establish from time to time. Under the medical plan, directors can receive medical insurance on the same terms as is available to all employees.

Non-employee directors were eligible to participate in our retiree health plan. Dependents of eligible non-employee directors could also participate in the plan at premiums that we would establish from time to time. Under the retiree health plan, they could receive medical insurance at premiums that we would establish from time to time if, at the time that the director were to retire from the board, the director had any combination of age and years of service that totaled 60, with a minimum age of 45 and a minimum of five years of service on our board. When a non-employee director or dependent of such a director became eligible for insurance under a government-sponsored plan or was eligible for insurance under the plan of an employer, he or she would no longer be eligible to participate in the retiree health plan. No director has participated in the retiree health plan and, and in connection with the proposed merger with ExxonMobil, directors will no longer be eligible to participate in the plan.

Non-employee directors are eligible to participate in our long-term care insurance plan. This insurance provides home health care, nursing home and assisted-living facility benefits. We pay for a certain level of long-term care insurance coverage for the directors, and a director may also purchase additional coverage for the director and the director’s spouse on the same terms and at the same premiums available to an employee or an employee’s spouse.

Compensation for 2009. The following table sets forth the compensation paid to our non-employee directors during 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(a)	Stock Options ($)(b)	All Other Compensation ($)(c)	Total ($)
William H. Adams III	267,500	145,977	—	262,178	675,655
Lane G. Collins	207,500	145,977	—	1,276	354,753
Phillip R. Kevil	202,500	145,977	—	8,907	357,384
Jack P. Randall	180,000	145,977	—	40,593	366,570
Scott G. Sherman	217,500	145,977	—	21,925	385,402
Herbert D. Simons	265,000	145,977	—	290,729	701,706

(a)	Amounts reported reflect the aggregate grant date fair value, determined in accordance with FASB ASC Topic 718, of stock awards granted to the directors on February 17, 2009, based on the fair market value per share of $35.04, which was the closing price of our stock on the grant date. These stock awards vested immediately, and there were no outstanding stock awards on December 31, 2009. The remainder of the two-year restriction on resale of these shares, as well as the two-year restriction on resale of the 4,166 such shares granted on February 16, 2010, will lapse pursuant to their pre-existing terms upon the completion of the proposed merger with ExxonMobil, as described below.

(b)	No options were granted to the directors in 2009. The aggregate number of options outstanding for each director at December 31, 2009 was as follows:

Name	Aggregate Options Outstanding as of December 31, 2009 (#)
William H. Adams III	80,805
Lane G. Collins	80,805
Phillip R. Kevil	80,805
Jack P. Randall	137,014
Scott G. Sherman	137,014
Herbert D. Simons	91,610

All of these options were vested as of December 31, 2009.

(c)	Represents the value of personal use of company aircraft, company offices, the cost of providing health insurance, insurance premiums for long-term care insurance, matching charitable contributions and personal use of company tickets. The value for Mr. Adams includes $87,914 for our cost to provide him and his family with health insurance and $123,000 for our contribution to a designated university under the company’s 3-for-1 matching charitable contribution program for directors to match a $41,000 donation made by Mr. Adams. The value for Mr. Simons includes our contribution to a designated university of $270,000 under the company’s 3-for-1 matching charitable contribution program for directors to match a $90,000 donation made by Mr. Simons. The value of the personal use of company aircraft is $50,650, $39,606, $19,009 and $8,508 for Messrs. Adams, Randall, Sherman and Simons, respectively. The value of the personal use of company aircraft is based on our aggregate incremental direct operating costs, including cost of fuel, trip-related maintenance, crew travel expenses, on-board catering, landing and ramp fees, trip-related hangar and parking costs, and similar variable costs. Because our aircraft are used primarily for business travel, fixed costs that do not change based on usage, such as pilots’ salaries, the acquisition costs of the company-owned or -leased aircraft and the cost of maintenance not related to trips, are excluded. The table does not include the following matching contributions made by the company in 2010 under the company’s 3-for-1 matching charitable contribution program for directors to universities designated by the directors: $375,000 to match a $125,000 contribution by Dr. Collins; $75,000 to match a $25,000 contribution by Mr. Sherman; and $30,000 to match a $10,000 contribution by Mr. Simons. Pending the completion of the proposed merger with ExxonMobil, we will continue to provide these perquisites and other benefits to our non-employee directors, as described below.

Change in Control Severance Plan and Other Benefits. We have also adopted a change in control severance plan for our non-employee directors. The plan was intended to enable directors to objectively assess any corporate transactions that would be in the best interests of stockholders without undue concern over the impact of a transaction on their own personal financial situation.

Each non-employee director would be eligible to receive cash payments under the plan upon a change in control. Each director would receive a cash payment equal to three times the applicable annual cash retainer for directors then in effect, plus three times the value of the annual stock grant. The value of the annual stock grant equals the number of shares most recently granted to the director in the form of a stock award that vested immediately, multiplied by the closing price of our stock on the day the change in control occurs. The plan also provides for the accelerated vesting of options, performance shares, restricted shares and other equity-based awards, if any, outstanding at the time of the change in control. A director would not be entitled to benefits under the plan if the director’s services were terminated prior to a change in control, unless the termination were involuntary and at the request of a third party seeking to effect the change in control or was otherwise in connection with the change in control. A “change in control” of the company would be deemed to have occurred under the plan only if any person, or group of persons, acquires: (i) ownership of more than 50% of the total fair market value or total voting power of our stock, (ii) ownership of 35% or more of the total voting power of our stock over a period of 12 months (ending on the date of the most recent acquisition), or (iii) our assets that have a total gross fair market value equal to more than 40% of the total gross fair market value of all of our assets at the time over a period of 12 months (ending on the date of the most recent acquisition). A “change in control” would also be deemed to have taken place if certain specified majority changes in the composition of the board occur. The proposed merger with ExxonMobil would constitute a “change in control” under the plan.

In connection with the proposed merger with ExxonMobil, each of our non-employee directors has waived his rights to receive any change in control payments upon the completion of the proposed merger. Absent such waivers, each non-employee director would have been entitled to receive, upon completion of the proposed merger with ExxonMobil, a lump-sum cash payment of approximately $1,121,532 (based on the $180,000 annual cash retainer received by each non-employee director in 2009, the grant of the 4,166 shares to each such director in February 2010 as described below, and the price for our stock of $46.53 on December 31, 2009). Such waivers are specific to the proposed merger with ExxonMobil and do not address any other possible change in control transactions in the future should the ExxonMobil merger agreement be terminated for any reason.

Under the merger agreement with ExxonMobil, pending the completion of the proposed merger, (i) we will pay our non-employee directors their regular annual retainer and committee retainers and meeting fees on the same quarterly schedule as we have in the past; (ii) we will not grant any stock options, restricted stock, or other equity awards to any non-employee director under our 2004 equity incentive plan except that, in February 2010, each non-employee was granted his regular annual grant of 4,166 fully-vested shares of our common stock; and (iii) except as described above, all other compensation and benefits, including perquisites, will remain in effect unchanged until the proposed merger is completed.

Upon completion of the proposed merger with ExxonMobil, the remainder of the two-year restriction on resale of the 4,166 fully-vested shares of our common stock granted to each non-employee director in each of February 2009 and February 2010 will lapse pursuant to their pre-existing terms. Also upon completion of the proposed merger, stock options held by our non-employee directors will be converted into comparable options for ExxonMobil common stock and, pursuant to their pre-existing terms, such adjusted options will remain outstanding for the shorter of two years following the completion of the merger or the expiration of the original terms of the options.

The foregoing summary of compensation changes for our non-employee directors specific to the proposed merger with ExxonMobil is qualified in its entirety by reference to the descriptions of those changes that appear under the captions “The Merger Agreement—Treatment of XTO Energy Equity Awards” and “Interests of Certain Persons in the Merger—XTO Energy Non-Employee Directors” included as Exhibit 99.2 to this Amendment, which descriptions are from the preliminary proxy statement/prospectus of XTO Energy and ExxonMobil and are hereby incorporated by reference in response to this Item 11.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

BENEFICIAL OWNERSHIP TABLE

The table below sets forth, as of April 15, 2010, beneficial ownership of our common stock by our directors, advisory directors, named executive officers, all directors, advisory directors and executive officers as a group and all persons who were known to us to be the beneficial owners of more than 5% of our outstanding shares:

	Amount and Nature of Beneficial Ownership
Name	Number of Shares Owned(a)	Shares Acquirable Within 60 Days(b)	401(k) Plan Shares(c)	Total Beneficial Ownership	Percent(d)
Directors, Advisory Directors and Executive Officers:
Bob R. Simpson (e)	6,654,427	3,744,731	212,509	10,611,667	1.80%
Keith A. Hutton	3,136,550	1,321,335	57,042	4,514,927	*
Vaughn O. Vennerberg II	1,857,882	1,267,914	23,625	3,149,421	*
Louis G. Baldwin	950,628	561,150	222,856	1,734,634	*
Timothy L. Petrus	608,995	549,460	2,663	1,161,118	*
William H. Adams III (f)	92,644	80,805	—	173,449	*
Lane G. Collins (g)	81,193	80,805	—	161,998	*
Phillip R. Kevil (h)	91,297	80,805	—	172,102	*
Jack P. Randall (i)	62,123	137,014	—	199,137	*
Scott G. Sherman (j)	509,052	137,014	—	646,066	*
Herbert D. Simons (k)	694,004	91,610	—	785,614	*
Gary D. Simpson (l)	246,995	41,333	15,178	303,506	*
Directors, advisory directors and executive officers as a group (13 persons)	15,400,759	8,334,861	8,130,387	31,866,007	5.38%
Certain Beneficial Owners:
BlackRock, Inc. (m) 40 East 52nd Street New York, NY 10022	38,946,119	—	—	—	6.67%

*	Less than 1%
(a)	Unless otherwise indicated, all shares listed are directly held with sole voting and investment power. Includes the following shares held in ordinary brokerage margin accounts: Mr. Bob Simpson, 6,397,173 shares; Mr. Hutton, 2,944,550 shares; Mr. Vennerberg, 1,742,382 shares; Mr. Baldwin, 891,628 shares; Mr. Adams, 72,650 shares; Mr. Kevil, 37,042 shares; Mr. Randall, 43,223 shares; and Mr. Gary Simpson, 208,441 shares. Also includes the following performance shares held: Mr. Bob Simpson, 215,000 shares; Mr. Hutton, 192,000 shares; Mr. Vennerberg, 115,500 shares; Mr. Baldwin, 59,000 shares; Mr. Petrus, 65,500 shares; Mr. Gary Simpson, 22,287 shares; and another executive officer, 26,307 shares, and the following restricted shares held: Mr. Gary Simpson, 14,950 shares; and another executive officer, 18,592 shares. The performance shares and restricted shares have voting and dividend rights, but are subject to forfeiture prior to vesting.

(b)	Includes options granted under our 1998 and 2004 stock incentive plans that are currently exercisable and time-vested options that will be exercisable within 60 days of March 1, 2010. Does not include options that will vest only upon the achievement of specified stock price performance targets.

(c)	Includes shares held in our 401(k) plan over which the individual has sole investment power. For all directors, advisory directors and executive officers as a group, includes 147,005 shares held in the 401(k) plan by other executive officers and 7,983,382 shares held in the 401(k) plan for all other employees as to which certain executive officers may be deemed to have beneficial ownership due to their collective authority to direct the vote of the shares held in participant accounts.

(d)	Computed as if all options exercisable within 60 days by such beneficial owner or all members of the group had been exercised and the equivalent number of shares was issued and outstanding.

(e)	Includes 42,254 shares held by his minor children. Excludes 37,500 shares owned by his spouse, as to which he disclaims any beneficial ownership.

(f)	Includes 15,828 shares held in his IRA account.

(g)	Includes 10,072 shares held in his IRA account and 14,141 shares held in his spouse’s IRA account.

(h)	Includes 3,750 shares owned by his spouse.

(i)	Includes 1,500 shares held in his IRA account, 2,900 shares held in his spouse’s IRA account and 10,400 shares owned by the Randall family foundation.

(j)	Includes 459,406 shares owned by the Scott Sherman Family Limited Partnership.

(k)	Includes 800 shares owned by the Simons family foundation.

(l)	Includes 1,317 shares owned by his spouse.

(m)	Number of shares beneficially owned is as last reported on a Schedule 13G, dated January 20, 2010, reporting ownership as of December 31, 2009. BlackRock, Inc. reports the sole power to vote and dispose of 38,946,119 shares. The percent owned is calculated assuming that the same number of shares was beneficially owned on April 15, 2010.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2009

The following table summarizes information as of December 31, 2009 relating to our equity compensation plans, under which grants of stock options, stock awards, performance shares, restricted shares and other rights to acquire shares of our stock may be granted from time to time:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)) (3)
Equity compensation plans approved by stockholders (a)	18,365,958	$38.39	5,264,034
Equity compensation plans not approved by stockholders	—	—	—

Total	18,365,958	$38.39	5,264,034

(a)	Column (1) does not include 4,768,344 restricted shares and performance shares that were unvested at December 31, 2009, which represent the only full-value awards that we had outstanding under our equity compensation plans as of that date. The unvested restricted shares and performance shares are included in outstanding shares at December 31, 2009, and have already been deducted from the number of shares remaining available for future issuance under our equity compensation plans in column (3). The weighted average exercise price in column (2) does not take these awards into account.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

RELATIONSHIPS AND TRANSACTIONS WITH MANAGEMENT AND OTHERS

It is our policy that all related persons must avoid any activity that is or has the appearance of conflicting with our business interests, except under guidelines approved by our board or as permitted in our employee handbook. This policy is included in our code of business conduct and ethics. A director or executive officer is required to disclose any interest in any transaction involving the company, and that transaction must be approved by a majority of disinterested directors. Directors and executive officers are instructed to advise the general counsel or the corporate governance and nominating committee of any situation that might be perceived as a conflict of interest. At least annually, each director and executive officer must complete a detailed questionnaire specifying any transaction or business relationship that may give rise to a conflict of interest. The audit committee oversees the adequacy of our policies and procedures for the review and approval of related-party transactions and monitors compliance with the policies and procedures.

During 2009, Keith Hutton’s sister, Nina Hutton, was employed as our vice president—environmental, health and safety. In 2009, her salary, bonus and automobile allowance totaled approximately $418,550, and she was granted 4,200 performance shares that would vest in 50% increments when our stock closes at or above $46.00 and $50.00, respectively, and 25,000 options that would vest ratably over a three-year period, or in 50% increments when the stock closes at or above $50.00 and $54.00, respectively. She was also granted 7,472 performance shares that would vest the earlier of one year following the closing of the proposed merger with ExxonMobil or in 50% increments if our stock closes at our above $50.00 and $55.00, respectively, following the expiration of two trading days after any announcement that the merger agreement has been terminated. She has been employed by us since 1992, which was prior to Mr. Hutton’s becoming an executive officer or director, she does not report to Mr. Hutton, and her compensation is reviewed and approved by the compensation committee of our board. We expect her cash compensation in 2010 to be at least the amount paid in 2009.

Jack Randall, one of our directors, was a co-founder and director of Randall & Dewey Partners, L.P., which was acquired by Jefferies Group, Inc. in 2005 and now operates as Jefferies & Company, Inc. Jefferies served as one of our financial advisors in connection with the proposed merger and provided financial advisory services regarding the proposed merger. If the merger is completed, we have agreed to pay Jefferies a transaction fee of $24 million. In addition, we have agreed to reimburse Jefferies for all reasonable and documented out-of-pocket expenses, including legal fees, incurred in connection with the services it provides to us in connection with the proposed merger and have agreed to indemnify Jefferies against certain liabilities. Mr. Randall participated in the deliberations of our board of directors regarding the merger, but abstained from voting on the merger to avoid any perception of a potential conflict of interest arising out of his employment with Jefferies. The engagement of Jefferies as a financial advisor in connection with the merger was unanimously approved by the disinterested members of the board of directors, with Mr. Randall recusing himself from the consideration of the matter and the vote.

Indemnification

In addition to the indemnification provisions in our certificate of incorporation and our bylaws, we have entered into indemnification agreements with our directors, executive officers and certain other officers and key employees. These agreements were approved in part to enable us to attract and retain qualified directors, officers and key employees. The indemnification agreements indemnify the directors, officers and key employees to the fullest extent permitted by law against risks of claims and actions against them arising out of their service to and activities on behalf of the company, including attorneys’ fees, judgments, fines and settlements arising from the putative class and derivative actions described above, subject to certain exceptions. The agreements require us to advance expenses in certain circumstances to such persons in connection with claims made against them and are in addition to any other rights that they may have under our certificate of incorporation, bylaws and applicable laws. The indemnification agreements were amended in November 2007 to clarify that expenses will be reimbursed only if the director or officer is successful in defending against any claims or actions, including the dismissal of a claim or cause of action. For information regarding the indemnification and advancement provisions in the merger agreement with ExxonMobil and the consulting agreement between each of the named executive officers, XTO Energy and ExxonMobil, see the descriptions under the captions “The Merger Agreement—Indemnification and Insurance” and “Interests of Certain Persons in the Merger—Indemnification and Insurance” included as Exhibit 99.2 to this Amendment, which descriptions are from the preliminary proxy statement/prospectus of XTO Energy and ExxonMobil and are hereby incorporated by reference in response to this Item 12.

DIRECTORS’ INDEPENDENCE

The corporate governance guidelines require that a majority of our voting directors be independent under the rules and regulations of the New York Stock Exchange and under the categorical standards of directors’ independence adopted by the board. A copy of our categorical standards of directors’ independence can be found in the Corporate Governance section of our web site at www.xtoenergy.com.

The board, which is currently composed of nine voting members, has determined, based upon the recommendation of the corporate governance and nominating committee, that Messrs. Adams, Collins, Kevil, Sherman and Simons have no material relationship with the company (other than as a director and stockholder) or any member of senior management of the company or its affiliates, either directly or indirectly, and are independent under the New York Stock Exchange rules and our categorical standards. Specifically, the board determined that none of the directors who qualify as independent has a business, financial, family or other type of relationship with us or any member of senior management, except for any relationships that are immaterial under our categorical standards.

ITEM 14.	PRINCIPAL ACCOUNTANT FFES AND SERVICES

The audit committee retained KPMG LLP, an independent registered public accounting firm, as our independent auditor in 2009 and 2008.

During 2009 and 2008, we incurred the following fees with KPMG:

	2009	2008
Audit fees (a)	$1,295,500	$1,440,320
Audit-related fees (b)	35,000	30,000
Tax fees (c)	221,419	156,633
All other	—	—

Total	$1,551,919	$1,626,953

(a)	Audit fees include fees for the audit of our annual financial statements included in our Form 10-K, review of financial statements included in our Form 10-Qs, audit of our internal control over financial reporting, the issuance of comfort letters in connection with debt and equity offerings and services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(b)	Audit-related fees relate to financial audits of employee benefit plans.
(c)	Tax fees in 2009 include $140,500 related to tax issues associated with the acquisition of Hunt Petroleum Corporation and related entities and $76,285 related to foreign tax issues. Tax fees in 2008 include $150,124 related to tax issues associated with the acquisition of Hunt Petroleum Corporation and related entities, including review of short-period tax returns for the Hunt entities.

The audit committee must give prior approval to all KPMG LLP services and fees. This includes any audit, audit-related and tax services or, to the extent permitted by law, non-audit services. The audit committee has delegated to its chairman authority to approve any increases in fees previously approved or new services requested, provided that the chairman presents any approval so given to the committee at its next scheduled meeting. All audit, audit-related and tax services rendered by KPMG LLP in 2009 and 2008, and the fees for those services, were approved in advance by the audit committee or its chairman.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this report:

1.	Financial Statements:

Consolidated Balance Sheets at December 31, 2009 and 2008 – previously filed
Consolidated Income Statements for the years ended December 31, 2009, 2008 and 2007 – previously filed
Consolidated Statements of Comprehensive Income for the years ended December 31, 2009, 2008 and 2007 – previously filed
Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 – previously filed
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007 – previously filed
Notes to Consolidated Financial Statements – previously filed
Management’s Report on Internal Control over Financial Reporting – previously filed
Report of Independent Registered Public Accounting Firm – previously filed

2.	Financial Statement Schedules:

All financial statement schedules have been omitted because they are not applicable or the required information is presented in the financial statements or the notes to consolidated financial statements

(b)	Exhibits

See Index to Exhibits at page 55 for a description of the exhibits filed as a part of this report. Documents filed prior to June 1, 2001, were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company. Except as otherwise specifically indicated, all documents are filed under Commission File Number 1-10662. Documents filed with the Original Form 10-K are identified as “previously filed.”

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2010.

XTO ENERGY INC.

By	/S/ KEITH A. HUTTON
Keith A. Hutton, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 29th day of April 2010.

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

INDEX TO EXHIBITS

Documents filed prior to June 1, 2001 were filed with the Securities and Exchange Commission under our prior name, Cross Timbers Oil Company. Except as otherwise specifically indicated, all documents are filed under Commission File Number 1-10662. Documents filed with the Original Form 10-K are identified as “previously filed.”

Exhibit No.	Description

2.1 +	Agreement and Plan of Merger dated January 9, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.2 to Form 10-K for the year ended December 31, 2004)

2.2 +	Amendment No. 1 to Agreement and Plan of Merger dated February 3, 2005 among XTO Energy Inc., XTO Barnett Inc., and Antero Resources Corporation (incorporated by reference to Exhibit 2.3 to Form 10-K for the year ended December 31, 2004)

2.3 +	Amendment No. 2 to Agreement and Plan of Merger dated March 22, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed March 28, 2005)

2.4 +	Amendment No. 3 to Agreement and Plan of Merger dated March 31, 2005 among the Company, XTO Barnett Inc., XTO Barnett LLC and Antero Resources Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed April 5, 2005)

2.5 +	Gulf Coast/Rockies/San Juan Package Purchase Agreement dated as of June 1, 2007 between Dominion Exploration & Production, Inc., Dominion Energy, Inc., Dominion Oklahoma Texas Exploration & Production, Inc., Dominion Reserves, Inc., LDNG Texas Holdings, LLC and DEPI Texas Holdings, LLC as Sellers and XTO Energy Inc. as Buyer (incorporated by reference to Exhibit 2.1 to Form 8-K filed August 6, 2007)

2.6 +	Agreement of Sale and Purchase dated May 23, 2008 between Headington Oil Company LLC, et al. and XTO Energy Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 18, 2008)

2.7 +	Acquisition Agreement dated June 9, 2008 among XTO Energy Inc., HPC Acquisition Corporation, HHEC Acquisition Corporation, Hunt Petroleum Corporation, Hassie Hunt Exploration Company and Hassie Hunt Production Company (incorporated by reference to Exhibit 2.2 to Form 8-K filed July 18, 2008)

2.8 +	Purchase and Sale Agreement dated July 18, 2008 between XTO Energy Inc. and Hollis R. Sullivan Inc., et al. (incorporated by reference to Exhibit 2.1 to Form 8-K filed July 24, 2008)

2.9 +	Agreement and Plan of Merger dated December 13, 2009 among XTO Energy Inc., Exxon Mobil Corporation and ExxonMobil Investment Corporation (incorporated by reference to Exhibit 2.1 to Form 8-K filed December 15, 2009)

3.1	Restated Certificate of Incorporation of the Company, as restated on June 21, 2006 (incorporated by reference to Exhibit 3.1 to Form 10-Q for the quarter ended June 30, 2006)

3.2	Amended and Restated Bylaws of the Company as of May 19, 2009 (incorporated by reference to Exhibit 3.1 to Form 8-K filed May 22, 2009)

4.1	Form of Indenture for Senior Debt Securities dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 17, 2002)

4.2	First Supplemental Indenture dated as of April 23, 2002 between the Company and the Bank of New York, as Trustee, for the 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.2 to Form 10-K for the year ended December 31, 2002)

Exhibit No.	Description

4.3	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 7 1/2% Senior Notes due 2012 (incorporated by reference to Exhibit 4.3 to Form 10-Q for the quarter ended March 31, 2006)

4.4	Registration Rights Agreement among the Company and partners of Cross Timbers Oil Company, L.P. (incorporated by reference to Exhibit 10.9 to Registration Statement on Form S-1, File No. 33-59820)

4.5	Indenture dated as of April 23, 2003 between the Company and the Bank of New York, as Trustee, for the 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2003)

4.6	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 6 1/4% Senior Notes due 2013 (incorporated by reference to Exhibit 4.4 to Form 10-Q for the quarter ended March 31, 2006)

4.7	Indenture for Senior Debt Securities dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed January 16, 2004)

4.8	First Supplemental Indenture dated as of January 22, 2004 between the Company and the Bank of New York, as Trustee, for the 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed January 16, 2004)

4.9	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 4.90% Senior Notes due 2014 (incorporated by reference to Exhibit 4.5 to Form 10-Q for the quarter ended March 31, 2006)

4.10	Indenture dated as of September 23, 2004 between the Company and the Bank of New York, as Trustee, for the 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 8-K filed September 24, 2004)

4.11	First Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5% Senior Notes due 2015 (incorporated by reference to Exhibit 4.6 to Form 10-Q for the quarter ended March 31, 2006)

4.12	Indenture for Senior Debt Securities dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed April 12, 2005)

4.13	First Supplemental Indenture dated as of April 13, 2005 between the Company and the Bank of New York, as Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed April 12, 2005)

4.14	Second Supplemental Indenture dated as of October 1, 2005 between the Company and The Bank of New York Trust Company, as Successor Trustee, for 5.30% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended March 31, 2006)

4.15	Third Supplemental Indenture dated as of March 30, 2006 between the Company and The Bank of New York Trust Company, as Trustee, for 5.65% Senior Notes due 2016 and 6.10% Senior Notes due 2036 (incorporated by reference to Exhibit 4.2 to Form 10-Q for the quarter ended March 31, 2006)

Exhibit No.	Description

4.16	Registration Rights Agreement dated April 1, 2005 among the Company and the security holders of Antero Resources Corporation (incorporated by reference to Exhibit 4.1 to Form 10-Q for the quarter ended June 30, 2005)

4.17	Indenture for Senior Debt Securities dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.3.1 to Form 8-K filed July 16, 2007)

4.18	First Supplemental Indenture dated as of July 19, 2007 between the Company and the Bank of New York Trust Company, N.A., as Trustee, for 5.90% Senior Notes due 2012, 6.25% Senior Notes due 2017 and 6.75% Senior Notes due 2037 (incorporated by reference to Exhibit 4.3.2 to Form 8-K filed July 16, 2007)

4.19	Second Supplemental Indenture dated as of April 18, 2008 between the Company and the Bank of New York Trust Company, N.A., as Trustee, for 4.625% Senior Notes due 2013, 5.50% Senior Notes due 2018 and 6.375% Senior Notes due 2038 (incorporated by reference to Exhibit 4.3.3 to Form 8-K filed April 16, 2008)

4.20	Third Supplemental Indenture dated as of August 7, 2008 between the Company and the Bank of New York Trust Company, N.A., as Trustee, for 5% Senior Notes due 2010, 5.75% Senior Notes due 2013 and 6.50% Senior Notes due 2018 (incorporated by reference to Exhibit 4.3.4 to Form 8-K filed August 5, 2008)

10.1*	Employment Agreement between the Company and Bob R. Simpson, dated May 16, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended June 30, 2006)

10.2*	Amendment to Employment Agreement between the Company and Bob R. Simpson, dated December 31, 2007 (incorporated by reference to Exhibit 10.1 to Form 8-K filed January 7, 2008)

10.3*	Employment Agreement between the Company and Bob R. Simpson, dated November 18, 2008 (incorporated by reference to Exhibit 10.3 to Form 10-K for the year ended December 31, 2008)

10.4*	Amendment to Employment Agreement between the Company and Bob R. Simpson, dated September 16, 2009 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2009)

10.5*	Amendment No. 2 to Employment Agreement between the Company and Bob R. Simpson, dated December 13, 2009 – previously filed

10.6*	Employment Agreement between the Company and Keith A. Hutton, dated May 16, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2006)

10.7*	Employment Agreement between the Company and Keith A. Hutton, dated November 18, 2008 (incorporated by reference to Exhibit 10.5 to Form 10-K for the year ended December 31, 2008)

10.8*	Amendment to Employment Agreement between the Company and Keith A. Hutton, dated December 13, 2009 – previously filed

10.9*	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated May 16, 2006 (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended June 30, 2006)

Exhibit No.	Description

10.10*	Employment Agreement between the Company and Vaughn O. Vennerberg II, dated November 18, 2008 (incorporated by reference to Exhibit 10.7 to Form 10-K for the year ended December 31, 2008)

10.11*	Amendment to Employment Agreement between the Company and Vaughn O. Vennerberg II, dated December 13, 2009 – previously filed

10.12*	1998 Stock Incentive Plan, as amended March 17, 2004 (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2004)

10.13*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Bob R. Simpson, dated December 13, 2009 (incorporated by reference to Exhibit 99.1 to Form 8-K filed December 15, 2009) **

10.14*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Keith A. Hutton, dated December 13, 2009 (incorporated by reference to Exhibit 99.2 to Form 8-K filed December 15, 2009) **

10.15*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Vaughn O. Vennerberg II, dated December 13, 2009 (incorporated by reference to Exhibit 99.3 to Form 8-K filed December 15, 2009) **

10.16*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Louis G. Baldwin, dated December 13, 2009 (incorporated by reference to Exhibit 99.4 to Form 8-K filed December 15, 2009) **

10.17*	Consulting Agreement among XTO Energy Inc., Exxon Mobil Corporation and Timothy L. Petrus, dated December 13, 2009 (incorporated by reference to Exhibit 99.5 to Form 8-K filed December 15, 2009) **

10.18*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (incorporated by reference to Appendix B to the Proxy Statement dated April 13, 2006 for the Annual Meeting of Stockholders held May 16, 2006)

10.19*	XTO Energy Inc. Amended and Restated 2004 Stock Incentive Plan (as amended and restated through November 21, 2006) (incorporated by reference to Exhibit 10.10 to Form 10-K for the year ended December 31, 2006)

10.20*	XTO Energy Inc. 2004 Stock Incentive Plan, as Amended and Restated as of May 20, 2008 (incorporated by reference to Appendix B to the Proxy Statement dated April 21, 2008 for the Annual Meeting of Stockholders held May 20, 2008)

10.21*	Form of Nonqualified Stock Option Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 22, 2004)

10.22*	Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended September 30, 2006)

10.23*	Form of Stock Award Agreement for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to Form 8-K filed November 22, 2004)

10.24*	Second Form of Stock Award Agreement for Employees under the 2004 Stock Incentive Plan – previously filed

Exhibit No.	Description

10.25*	Form of Nonqualified Stock Option Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to Form 8-K filed November 22, 2004)

10.26*	Form of Stock Award Agreement for Non-Employee Directors under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Form 8-K filed November 22, 2004)

10.27*	Form of Stock Grant Agreement for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 8-K filed February 22, 2005)

10.28*	Form of Stock Grant Agreement (With Restrictions) for Non-Employee Directors under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.18 to Form 10-K for the year ended December 31, 2007)

10.29*	Form of Stock Award Agreement (Restricted Shares) for Employees under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.30 to Form 10-K for the year ended December 31, 2006)

10.30*	Second Form of Stock Award Agreement (Restricted Shares) for Employees under the 2004 Stock Incentive Plan – previously filed

10.31*	Form of Stock Award Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended June 30, 2008)

10.32*	Form of Stock Grant Agreement to Chairman under Section 11 of the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.21 to Form 10-K for the year ended December 31, 2008)

10.33*	Second Form of Stock Award Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.22 to Form 10-K for the year ended December 31, 2008)

10.34*	Second Form of Nonqualified Stock Option Agreement for Employees with Employment Agreements under the 2004 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to Form 10-K for the year ended December 31, 2008)

10.35*	Second Amended and Restated Management Group Employee Severance Protection Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended September 30, 2006)

10.36*	Third Amended and Restated Management Group Employee Severance Protection Plan, as amended November 18, 2008 (incorporated by reference to Exhibit 10.25 to Form 10-K for the year ended December 31, 2008)

10.37*	Fourth Amended and Restated Management Group Employee Severance Protection Plan, as amended December 13, 2009 ** – previously filed

10.38*	Amended and Restated Outside Directors Severance Plan, as amended August 15, 2006 (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended September 30, 2006)

Exhibit No.	Description

10.39*	Amended and Restated Outside Directors Severance Plan, as amended November 18, 2008 (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2008)

10.40*	Form of Amended and Restated Agreement (relating to change in control) between the Company and each of Bob R. Simpson, Keith A. Hutton, Vaughn O. Vennerberg II and Louis G. Baldwin, dated October 15, 2004 (incorporated by reference to Exhibit 10.1 to Form 8-K filed October 21, 2004)

10.41*	Form of Amendment No. One to Amended and Restated Agreement (relating to change in control) between the Company and each of Bob R. Simpson, Keith A. Hutton, Vaughn O. Vennerberg II and Louis G. Baldwin, dated November 21, 2006 (incorporated by reference to Exhibit 10.26 to Form 10-K for the year ended December 31, 2006)

10.42*	Amendment Number Two to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, dated December 31, 2007 (incorporated by reference to Exhibit 10.2 to Form 8-K filed January 7, 2008)

10.43*	Agreement (relating to change in control) between the Company and Timothy L Petrus, dated November 21, 2006 (incorporated by reference to Exhibit 10.27 to Form 10-K for the year ended December 31, 2006)

10.44*	Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, dated November 18, 2008 (incorporated by reference to Exhibit 10.32 to Form 10-K for the year ended December 31, 2008)

10.45*	Form of Amended and Restated Agreement (relating to change in control) between the Company and each of Keith A. Hutton, Vaughn O. Vennerberg II, Louis G. Baldwin and Timothy L. Petrus, dated November 18, 2008 (incorporated by reference to Exhibit 10.33 to Form 10-K for the year ended December 31, 2008)

10.46*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Bob R. Simpson, dated December 13, 2009 (incorporated by reference to Exhibit 99.6 to Form 8-K filed December 15, 2009)

10.47*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Keith A. Hutton, dated December 13, 2009 (incorporated by reference to Exhibit 99.7 to Form 8-K filed December 15, 2009)

10.48*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Vaughn O. Vennerberg II, dated December 13, 2009 (incorporated by reference to Exhibit 99.8 to Form 8-K filed December 15, 2009)

10.49*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Louis G. Baldwin, dated December 13, 2009 (incorporated by reference to Exhibit 99.9 to Form 8-K filed December 15, 2009)

10.50*	Amendment to Amended and Restated Agreement (relating to change in control) between the Company and Timothy L. Petrus, dated December 13, 2009 (incorporated by reference to Exhibit 99.10 to Form 8-K filed December 15, 2009)

10.51*	XTO Energy Inc. 2009 Executive Incentive Compensation Plan (incorporated by reference to Appendix C to the Proxy Statement dated April 17, 2009 for the Annual Meeting of Stockholders held May 19, 2009)

Exhibit No.	Description

10.52*	Form of Indemnification Agreement dated November 15, 2005 between the Company and each director, executive officer and certain other officers (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 18, 2005)

10.53*	Description of Matching Charitable Contribution Program for officers and directors (incorporated by reference to Exhibit 10.34 to Form 10-K for the year ended December 31, 2007)

10.54	Amended and Restated 5-Year Revolving Credit Agreement dated April 1, 2005 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended March 31, 2005)

10.55	First Amendment to Five-Year Revolving Credit Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended March 31, 2006)

10.56	Second Amendment to Five-Year Revolving Credit Agreement dated October 25, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarter ended September 30, 2006)

10.57	Third Amendment to 5-Year Revolving Credit Agreement dated March 19, 2007 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.1 to Form 8-K filed March 23, 2007)

10.58	Fourth Amendment to 5-Year Revolving Credit Agreement dated February 6, 2008 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.39 to Form 10-K for the year ended December 31, 2007)

10.59	Commitment Increase and Accession Agreement dated July 17, 2008 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.3 to Form 10-Q for the quarter ended June 30, 2008)

10.60	Term Loan Credit Agreement dated November 10, 2004 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.20 to Form S-4 dated December 13, 2004)

10.61	First Amendment to Term Loan Agreement dated April 1, 2005 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.4 to Form 10-Q for the quarter ended March 31, 2005)

10.62	Second Amendment to Term Loan Agreement dated March 10, 2006 between the Company and certain commercial banks named therein (incorporated by reference to Exhibit 10.2 to Form 10-Q for the quarter ended March 31, 2006)

10.63	Third Amendment to Term Loan Agreement dated March 19, 2007 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.2 to Form 8-K filed March 23, 2007)

10.64	Fourth Amendment to Term Loan Agreement dated February 6, 2008 between the Company and certain banks named therein (incorporated by reference to Exhibit 10.44 to Form 10-K for the year ended December 31, 2007)

10.65	Form of Commercial Paper Dealer Agreement dated October 27, 2006 between the Company and each of Lehman Brothers Inc., Citigroup Global Markets Inc., Goldman, Sachs & Co. and JP Morgan Securities Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed November 2, 2006)

Exhibit No.	Description

10.66	Issuing and Paying Agency Agreement dated October 27, 2006 between the Company and JP Morgan Chase Bank, National Association (incorporated by reference to Exhibit 10.2 to Form 8-K filed November 2, 2006)

10.67	Firm Intrastate Gas Transportation Agreement dated July 1, 2005 between the Company, XTO Resources I, LP and Energy Transfer Fuel, LP (incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended September 30, 2005) (Material has been omitted from this Exhibit pursuant to an order of confidential treatment, and the omitted material has been separately filed with the Securities and Exchange Commission.)

10.68*	Amendment to Third Amended and Restated Management Group Employee Severance Protection Plan, dated March 4, 2010

10.69*	Amendment No. 2 to Employment Agreement between the Company and Keith A. Hutton, dated March 4, 2010

10.70*	Amendment No. 2 to Employment Agreement between the Company and Vaughn O. Vennerberg II, dated March 4, 2010

12.1	Computation of Ratio of Earnings to Fixed Charges – previously filed

21.1	Subsidiaries of XTO Energy Inc. – previously filed

23.1	Consent of KPMG LLP – previously filed

23.2	Consent of Miller and Lents, Ltd. – previously filed

31.1	Chief Executive Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 – previously filed

31.1.1	Chief Executive Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

31.2	Chief Financial Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934 – previously filed

31.2.1	Chief Financial Officer Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934

32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – previously filed

99.1	Miller and Lents, Ltd. Report – previously filed

99.2	Descriptions from the preliminary proxy statement/prospectus of XTO Energy and ExxonMobil

101	The following financial statements formatted in XBRL; (i) Consolidated Balance Sheets, (ii) Consolidated Income Statements, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Cash Flows, (v) Consolidated Statements of Stockholders’ Equity and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text. – previously filed

+	All schedules and similar attachments have been omitted. The company agrees to furnish supplementally a copy of the omitted schedules and similar attachments to the Securities and Exchange Commission upon request.
*	Management contract or compensatory plan
**	To be effective upon completion of the merger with Exxon Mobil Corporation.

Copies of the above exhibits not contained herein are available, at the cost of reproduction, to any security holder upon written request to the Secretary, XTO Energy Inc., 810 Houston Street, Fort Worth, Texas 76102.